Form 10-Q
period 2011-06-30
Moving Box Inc
filed 2011-08-19
CIK 1487197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

Moving Box Inc.
(Exact name of registrant as specified in its charter

Delaware	7812	27-1994406
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

222 E . Jones Ave. Wake Forest NC	27587
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  919 649 3587

SEC File No. 333-168738

N/A
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 15, 2011 there were 6,500,000 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

FINANCIAL STATEMENTS

Moving Box, Inc.

June 30, 2011

Index

Balance Sheets as of June 30, 2011 and March 31, 2011	3

Statements of Operations for the Three Months Ended June 30, 2011and 2010 and the Period from January 1, 2010 (inception) through June 30, 2011	4

Statement of Changes in Stockholders’ Deficit for the Three Months Ended June 30, 2011 and the Period from January 1, 2010 (inception) through June 30, 2011	5

Statements of Cash Flows for the Three Months Ended June 30, 2011 and the Period from January 1, 2010 (inception) through June 30, 2011	6

Notes to the Financial Statements	7

PART I — FINANCIAL INFORMATION

MOVING BOX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30 AND MARCH 31, 2011
(uanudited)

	June 30,	March 31,
	2011	2011

ASSETS
CURRENT ASSETS
Cash	$9,618	$9,771
Total current assets	9,618	9,771

TOTAL ASSETS	$9,618	$9,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Loan payable - related party	$110,200	$110,200
Related party advances	171,250	154,250
Interest payable	10,189	7,991
Total current liabilities	291,639	272,441

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.000001 par value, 5,000,000 shares authorized; issued & outstanding -0-	-	-
Common stock, $0.000001 par value, 95,000,000 shares authorized; issued & outstanding	7	7
6,500,000 and 4,500,000 as of June 30, 2011 and March 31, 2011, respectively
Additional paid in capital	39,993	39,993
Deficit accumulated during the development stage	(322,021)	(302,670)
Total stockholders' equity (deficit)	(282,021)	(262,670)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,618	$9,771

The accompanying notes are an integral part of these consolidated financial statements.

MOVING BOX, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE, 2011 AND 2010, AND
THE PERIOD FROM JANUARY 1, 2010 (INCEPTION) THROUGH JUNE 30, 2011
(DEVELOPMENT STAGE COMPANY)
(unaudited)

			DEVELOPMENT STAGE
	FOR THE THREE		JANUARY 1, 2010 (inception)
	MONTHS ENDED		THROUGH
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011

REVENUE	$-	$-	$-

OPERATING EXPENSES
Production costs	14,650	226,778	274,803
Professional fees	-	1,750	19,134
General and administrative	4,701	8,950	28,084
Total operating expenses	19,351	237,478	322,021

NET INCOME (LOSS)	$(19,351)	$(237,478)	$(322,021)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,500,000	4,500,000

The accompanying notes are an integral part of these consolidated financial statements.

MOVING BOX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2010 (INCEPTION) THROUGH JUNE 30, 2011
(unaudited)

			Additional	Deficit Accumulated During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2010	-	$-	$-	$-	$-
Stock issued to founders	4,500,000	5	(5)	-	-
Net loss	-	-	-	(11,777)	(11,777)
Balance at March 31, 2010	4,500,000	5	(5)	(11,777)	(11,777)
Stock issued	2,000,000	2	39,998	-	40,000
Net loss	-	-	-	(290,893)	(290,893)
Balance at March 31, 2011	6,500,000	7	39,993	(302,670)	(262,670)
Net loss (unaudited)				(19,351)	(19,351)
Balance at June 30, 2011 (unaudited)	6,500,000	$7	$39,993	$(322,021)	$(282,021)

See the accompanying summary of accounting policies and notes to the financial statements

MOVING BOX, INC.
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010, AND
JANUARY 1, 2010 (INCEPTION) THROUGH JUNE 30, 2011
(DEVELOPMENT STAGE COMPANY)
unaudited

			DEVELOPMENT STAGE
	FOR THE THREE		JANUARY 1, 2010
	MONTHS ENDED		THROUGH
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,351)	$(237,478)	$(322,021)

Change in assets and liabilities
Increase / Decrease in accrued liabilities	2,198	1,400	10,189
Net cash used in operating activities	(17,153)	(236,078)	(311,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for issuance of stock	-	-	40,000
Loan payable - related party	-	100,200	110,200
Related party advances	17,000	116,650	171,250
Borrowings of debt	18,991	-	18,991
Repayments of debt	(18,991)	-	(18,991)
Net cash provided by financing activities	17,000	216,850	321,450

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(153)	(19,228)	9,618

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,771	25,823	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,618	$6,595	$9,618

Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Moving Box, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Moving Box, Inc. was incorporated on February 25, 2010, under the laws of the State of Delaware, as a development stage company. The Company intends to commence operations to acquire scripts for movie opportunities, to produce the related movies and to sell, lease, license, distribute and syndicate the movies and develop other related media products related to the movies.

On March 23, 2010 Moving Box, Inc. acquired 100% of the Member Interests in Moving Box Entertainment, LLC, a North Carolina limited liability company, in exchange for assumption of their debts and obligations.

The inception date is January 1, 2010, because the prior entity, Moving Box Entertainment, LLC, was under common control.

BASIS OF PRESENTATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Moving Box considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, payment for the item clears, and the goods have been shipped or delivered to the customer.  Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.  There was no such deferred revenue as of June 30, 2011.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2011 and March 31, 2010, there were no cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by FASB guidelines.

FINANCIAL INSTRUMENTS

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 and 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 and 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, and amounts due to related parties. Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes ” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.  Moving Box had no common stock equivalents outstanding at March 31, 2010.  At March 31, 2010, there were 4,500,000 weighted average number of shares outstanding and the loss per share, both basic and diluted, was 0.00.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

NOTE 2 - GOING CONCERN

Moving Box’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $322,021 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2011, all of which raise substantial doubt about Moving Box’s ability to continue as a going concern.

NOTE 3 - COMMON STOCK

During the period ended March 31, 2010, we issued 4,500,000 shares of common stock (founder’s shares) valued at par value to the President and Director of the Company.

During the year ended March 31, 2011, we sold 2,000,000 shares of common stock to 31 non-U.S. investors at a price of $.02 per share for aggregate consideration of $40,000.  The shares were issued September 1, 2010.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2030 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $322,021 and $302,670 at June 30, 2011 and December 31, 2010, respectively. The significant components of the deferred tax asset as of June 30, 2011 are as follows:

	June 30, 2011	December 31, 2010
Net operating loss carryforwards	$(112,707)	$(105,935)
Valuation allowance	112,707	$(105,935)
Net deferred tax asset	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2011, Andreas Wilckin, Jr., the President of the Company, loaned the company $110,200 with interest at 8% per year.  The interest payable on this note at June 30, 2011 is $10,189.  Also during the periods June 30, 2011 and 2010, there were related party advances of $133,650 and $37,600, respectively, from Garrett, LLC, Ian McKinnon and Brad Miller.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of this issuance which is the date the financial statements were available to be issued.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Moving Box Inc. is a Delaware corporation formed on January 1, 2010. The inception date is January 1, 2010, because the prior entity, Moving Box Entertainment, LLC, was under common control. We were formed to acquire scripts for movie opportunities, to produce the related movies and to sell, lease, license, distribute and syndicate the movies and develop other related media products related to the movies.  During the first half of 2010, we acquired all interests in and rights and title to an unpublished script entitled "A Box for Rob".  We have also retained the services of Uptone Pictures, Inc. (UP) to be the production company for the production and post production of the motion. “A Box for Rob” is was completed on April 20, 2011.

We have a contract with GMP Group for the distribution of the movie in Brazil.

Through our LLC subsidiary, we have a contract with 7 Worldwide, Inc., an affiliate, to be the production and media consultant company for the development and creation of content for 7 Worldwide.

The markets for Entertainment products are highly competitive. The Company faces competition from other production companies, entertainment companies and multimedia companies that seek to offer recorded film, video products, software, to the public. Many of these competitors, as well as a number of potential new competitors, have significantly longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Uptone. This provides them with the ability to launch more new products, spend more on marketing those products, and pay more to actors, writers, directors and songwriters for new content development. Our ability to compete in this market depends largely on:

·	The skill and creativity of the ownership to be fiscally responsible - “stretch every dollar” of our employees and their relationships with artists,
·	Our ability to develop new products that are impactful and distributive relationships,
·	The expansion and utilization of the Company’s catalog worldwide.
·	The acquisition of licenses to enable the Company to expand its offerings.
·	The effective and efficient distribution of the Company’s products

The Company’s products consist of film and video productions. Each film or video recording, book or printed product is an individual artistic work. The commercial success of a film or video recording depends on consumer taste, the quality and acceptance of competing offerings released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change quickly.

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Moving Box had no income for the three month periods ending June 30, 2011 and 2010.

For the three months ending June 30, 2011, the Company had production costs of $14,650 as compared with production costs of $226,778 for the three month period ending June 30, 2010.  The 93.54% decrease of production costs is due to the fact that during the three month period ending June 30, 2010, the Company was producing a feature motion picture entitled “A Box For Rob”. For the three months ending June 30, 2011 there were no professional fees as compared to the three months ending June 30, 2010 when professional fees were $1,750.  This 100% decrease was due to the lack of need of any legal services during the period. Accordingly, Moving Box had a net loss of $289,815 for the period of April 1, 2010 through June 30, 2011.  General and administrative expenses were $4,701 for the three month period ending June 30, 2011, as compared to $8,950 for the same period in 2010.  The 47.47% decrease was comprised of several factors. Office expense was $1,215 for the three month period in 2010, and was 178 for the same three month period in 2011.  This is an 85.35% decrease due to the finishing of the production of the movie.  Also, payroll expenses decreased from $3,791 to $0 from the three month period ending June 30, 2010 to the same period in 2011.  This was a 100% decrease and due to the finishing of the production of the movie.

Liquidity and Capital Resources

We generated no revenues for the period from January 1, 2010 (Inception) through June 30, 2011 and had a deficit accumulated through this development stage of $322,021.

We raised the cash amount of $ 264,400, all the cash funding needed to make the Movie, $154,250 through the sale of Royalty Rights in the Movie well as a loan in the amount of $110,200, representing multiple advances the last of which was July 13, 2010, from Andreas Wilcken, Jr., our president and director. We retained the services of Uptone Pictures, Inc., a related party, to be the production company for the production and post production of the Movie and agreed to pay them $264,200 for their services, of which all $264,200 has been paid, as well as additional amounts as set forth below.

The costs to finance our Movie and the distribution of revenues from the Movie are the subject of an agreement dated March 21, 2011 between Moving Box Entertainment, LLC, a North Carolina limited liability company (“MBE”); Garrett, LLC, its successors and assigns, a Kentucky limited liability company, Ian McKinnon, and Brad Miller, PO Box 487, Hamilton, Indiana 47642 (Garrett, LLC, Ian McKinnon, and Brad Miller collectively referred to as “Investors”), Andreas Wilcken, Jr. (“Wilcken”), Moving Box, Inc., a Delaware corporation (“Moving Box”) and Uptone Pictures, Inc. a North Carolina corporation (“UP”) [MBE, Investors, Wilcken, Moving Box and UP collectively referred to as the “Parties”].  Currently, we do not anticipate that any revenues from operations will be generated for distribution to our subsidiary MBE except as are generated solely from the Movie Project “A Box for Rob.”  This Agreement impacts our future revenue and profits in that it requires substantial payments to other parties, specifically the Investors; Mr. Wilcken, our president and director, and UP, from future revenues generated from the Movie.

 In general, the Agreement provides for distribution of the revenues from the Movie Project [after certain priority payments and distributions] as follows: 40% to Investors as a
Royalty Payment, 30% to MBE and 30% to UP. The priority payments, in order of priority, before these distributions are:

•	Costs of the Project
•	Costs to finance our business, including costs associated with distribution of the Movie, and of costs of becoming and staying a public company
o
We hope that we will generate operating revenues or raise additional funds after our Movie has been released to finance these costs.  If we do no secure funds from such sources, Mr. Wilcken, Jr. has agreed to provide certain funding for these costs as further described in “Business,” below.

•	Payment to the Investors a Royalty Payment in an amount equal to $154,000.
•	Repayment of the Wilcken Note and any other amounts advanced to Moving Box or MBE by Wilcken on terms as specified in the Wilcken Note

Based upon the Agreement, MBE, Wilcken, Moving Box and UP are all related parties.

The details of this Agreement, including related definitions of terms and terms of contributions, payments and distributions are described in detail in our Registration Statement filed on Form S-1 declared effective by the SEC in July 2011.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $25,000 annually, will be funded as a loan from Mr. Wilcken, Jr., our president and Director, on the same terms as the Wilcken Note, to the extent that funds are available to do so. In addition to amounts advanced under the Note, Wilcken has agreed: (i) to provide if and when needed all funding for the Moving Box’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses, if and when needed, regardless of whether or not Moving Box’s registration statement has been declared effective or it has secured a qualification for quotation of our securities on the OTC Bulletin Board, and (ii) with respect to funding of Moving Box’s or MBE’s other operational costs and expenses, including costs associated with distribution of the Movie, Wilcken has agreed to provide all such funding if and when needed by Moving Box or MBE, under the Agreement dated March 21, 2011, as amended on May 17, 2011, as described in our Registration Statement filed on Form S-1 declared effective by the SEC in July 2011. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

We will need to secure a minimum of $ 30,000 in funds to be paid to non-affiliated third parties and not to any of our Affiliates to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used for business development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern. At August 1, 2011, we had $3114 in cash in our bank account. We anticipate our monthly burn rate for the next 12 months to be approximately $2,000 per month, primarily for the maximum e estimated $25,000 in on-going costs of staying public as described herein. We also anticipate our subsidiary MBE will need an additional $30,000 to be paid to non-affiliated third parties and not to any of our Affiliates to finance the distribution of our Movie and related expensed during the next 12 months

We hope that we will generate operating revenues or raise additional funds after our Movie has been released to finance all of the foregoing. If we do not secure funds from such sources, Mr. Wilcken, Jr. has agreed as follows:

▪	In addition to amounts advanced under the Note, Wilcken agrees to provide if and when needed all funding for the Moving Box’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses, if and when needed, regardless of whether or not Moving Box’s registration statement has been declared effective or it has secured a qualification for quotation of our securities on the OTC Bulletin Board. With respect to funding of Moving Box’s or MBE’s other operational costs and expenses, including costs associated with distribution of the Movie, Wilcken hereby agrees to provide all such funding if and when needed by Moving Box or MBE. There is no limit on the amount of Additional Funding which must be provided under this Agreement, and Wilcken agrees to provide all needed Additional Funding as provided above. Wilcken further represents that he has sufficient liquid assets to meet all of Funding obligations under the Agreement, [This Additional Funding Agreement is part of an overall Agreement among various parties with respect to the Movie dated March 21, 2011, as amended on May 17, 2011, as described in our S-1 Registration Statement.]

Further, as described below, the payment of costs to finance our business, including costs associated with distribution of the Movie, and of costs of becoming and staying a public company have been given priority over any other payments from Revenues generated by the Project, including those to Affiliates, pursuant to the Agreement between the Parties dated March 21, 2011, as amended on May 17, 2011.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2011, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)  Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

(b)   Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended June 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

We have a contract with GMP Group for the distribution of the movie in Brazil.  The agreement is for three years less four days beginning July 18, 2011.  It requires a payment of $50,000 upon release of the Movie on or before December 11, 2011 and a 20% Royalty on the wholesale price thereafter.

Through our LLC subsidiary, we have a contract with 7 Worldwide, Inc., an affiliate of UP, to be the production and media consultant company for the development and creation of content for 7 Worldwide.  The contract shall be for a period of twelve months with an option for a second term of 12 months. Either party can cancel at any time.

7W AGREES TO:

1) Pay the consulting fee of $26,000.00/mo = $312,000.00 plus incidentals for consulting development of content.
2) Develop budget for the production of the content.
3) Provide overall direction and ideas
4) Work with LLC on strategies and overall goals.

LLC AGREES TO:

1) Provide monthly consulting on the development of content
2) Provide 7W with Marketing Materials
3) Provide 7W with a distribution strategy
4) Provide 7W with ways to maximize the of its developed content
5) Manage projects from development to completion.
6) Oversea 3rd party work.

Copies of these Agreements are filed as exhibits to this report and should be referred to in their entirety for a complete description thereof.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

10.1	Agreement with GMP Group

10.2	Agreement with 7 Worldwide

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moving Box, Inc., a Delaware corporation

SIGNATURE	NAME	TITLE	DATE

/s/ Andreas Wilcken, Jr.	Andreas Wilcken, Jr.	President	August 19, 2011

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on  the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Andreas Wilcken, Jr.	Andreas Wilcken, Jr.	President, Principal Executive Officer, Principal Financial Officer,	August 19, 2011
Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Agreement with GMP Group

10.2	Agreement with 7 Worldwide

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1*	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________________

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.