Form 10-Q
period 2011-09-30
Moving Box Inc
filed 2011-11-09
CIK 1487197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Moving Box Inc.
(Exact name of registrant as specified in its charter

Delaware	7812	27-1994406
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

222 E . Jones Ave. Wake Forest NC	27587
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  919 649 3587

SEC File No. 333-168738

N/A
_________________________________________________________________
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 1, 2011 there were 6,500,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

FINANCIAL STATEMENTS

Moving Box, Inc.
September 30, 2011

Index

Balance Sheets as of September 30, 2011 and March 31, 2011 (unaudited)	F-2

Statements of Operations for the Three and Six Months Ended September 30, 2011 and 2010 and the Period from January 1, 2010 (inception) through September 30, 2011 (unaudited)	F-3

Statement of Changes in Stockholders’ Deficit the Period from January 1, 2010 (inception) through September 30, 2011 (unaudited)	F-4

Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2010 and the Period from January 1, 2010 (inception) through September 30, 2011 (unaudited)	F-5

Notes to the Financial Statements (unaudited)	F-6 - F-9

MOVING BOX, INC.
(A Development Stage Company)
BALANCE SHEETS
AS OF SEPTEMBER 30 AND MARCH 31, 2011
(unaudited)

ASSETS	September 30,	March 31,
	2011	2011

CURRENT ASSETS
Cash	$63,534	$9,771
Total current assets	63,534	9,771

TOTAL ASSETS	$63,534	$9,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Loan payable - related party	$110,200	$110,200
Related party advances	158,750	154,250
Interest payable	12,411	7,991
Deferred revenue	4,019	-
Total current liabilities	285,380	272,441

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.000001 par value, 5,000,000 shares authorized; issued & outstanding -0-	-	-
Common stock, $0.000001 par value, 95,000,000 shares authorized; issued & outstanding	7	7
6,500,000 as of September 30, 2011 and March 31, 2011
Additional paid in capital	40,498	39,993
Deficit accumulated during the development stage	(262,351)	(302,670)
Total stockholders' equity (deficit)	(221,846)	(262,670)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$63,534	$9,771

 The accompanying notes are an integral part of these consolidated financial statements.

MOVING BOX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
THE PERIOD FROM JANUARY 1, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(unaudited)

					DEVELOPMENT STAGE
	FOR THE SIX		FOR THE THREE		JANUARY 1, 2010(inception)
	MONTHS ENDED		MONTHS ENDED		THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011

REVENUE	$75,119	$-	$75,119	$-	$75,119

OPERATING EXPENSES
Production costs	93,788	147,666	79,138	14,629	353,941
Professional fees	0	72,201	0	18,289	19,134
General and administrative	8,297	64,973	3,596	14,733	31,680
Total operating expenses	102,085	284,840	82,734	47,651	404,755

NET INCOME (LOSS) FROM OPERATIONS	$(26,966)	$(284,840)	$(7,615)	$(47,651)	$(329,636)

OTHER INCOME	$67,285	$-	$67,285	$-	$67,285

NET INCOME (LOSS)	$40,319	$(284,840)	$59,670	$(47,651)	$(262,351)

BASIC AND DILUTED EARNINGS PER SHARE	$(0.00)	$(0.06)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,500,000	5,152,174	6,500,000	4,775,229

The accompanying notes are an integral part of these consolidated financial statements.

MOVING BOX, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JANUARY 1, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(unaudited)

				Deficit Accumulated
	Common Stock		Additional Paid-in	During theDevelopment
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2010	-	$-	$-	$-	$-
Stock issued to founders	4,500,000	5	(5)	-	-
Net loss	-	-	-	(11,777)	(11,777)
Balance at March 31, 2010	4,500,000	5	(5)	(11,777)	(11,777)
Stock issued	2,000,000	2	39,998	-	40,000
Net loss	-	-	-	(290,893)	(290,893)
Balance at March 31, 2011	6,500,000	7	39,993	(302,670)	(262,670)
Contributed capital	-	-	505	-	505
Net income	-	-	-	40,319	40,319
Balance at September 30, 2011	6,500,000	$7	$40,498	$(262,351)	$(221,846)

The accompanying notes are an integral part of these consolidated financial statements.

MOVING BOX, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND
JANUARY 1, 2010 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(unaudited)

			DEVELOPMENT STAGE
	FOR THE SIX		JANUARY 1, 2010
	MONTHS ENDED		THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,319	$(284,840)	$(262,351)

Change in assets and liabilities
Increase / Decrease in accrued liabilities	8,439	3,595	16,430
Net cash used in operating activities	48,758	(281,245)	(245,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for issuance of stock	-	40,000	40,000
Loan payable - related party	-	110,200	110,200
Related party advances	17,000	116,650	171,250
Deferred revenue	4,019		4,019
Repayments of related party advances	(12,500)		(12,500)
Contributed capital	505		505
Borrowings of debt	-	18,991	18,991
Repayments of debt	-	(18,991)	(18,991)
Net cash provided by financing activities	5,005	266,850	309,455

NET INCREASE IN CASH AND CASH EQUIVALENTS	53,763	(14,395)	63,534

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,771	25,823	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$63,534	$11,428	$63,534
Supplemental Disclosures of Cash Flow Information

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

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

BASIS OF PRESENATATION

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

REVENUE RECOGNITION

Revenue is recognized when it is realized or realizable and earned. Moving Box considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, payment for the item clears, and the goods have been shipped or delivered to the customer.  Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.  There was no such deferred revenue as of  September 30, 2011.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and March 31, 2011, there were no cash equivalents.

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

INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in this financial statement because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

Moving Box’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $258,332 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2011, all of which raise substantial doubt about Moving Box’s ability to continue as a going concern.

NOTE 3 - COMMON STOCK

During the period ended March 31, 2010 Moving Box issued 4,500,000 shares of common stock (founder’s shares) valued at par value to the President and Director of the Company.

During the year ended March 31, 2011, we sold 2,000,000 shares of common stock to 31 non-U.S. investors at a price of $.02 per share for aggregate consideration of $40,000.  The shares were issued September 1, 2010.

NOTE 4 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2030 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $262,351 and $302,670 at September 30, 2011 and March 31, 2011, respectively. The significant components of the deferred tax asset as of September 30, 2011 are as follows:

	September 30, 2011	March 31, 2011
Net operating loss carryforwards	$(91,823)	$(105,935)
Valuation allowance	91,823	105,935
Net deferred tax asset	$-	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2011, Andreas Wilckin, Jr., the President of the Company, loaned the company $110,200 with interest at 8% per year.  The interest payable on this note at September 30, 2011 is $12,411.  Also during the periods September 30, 2011 and 2010, there were related party advances of $17,000 and $116,650, respectively, from Garrett, LLC, Ian McKinnon and Brad Miller.  During the second quarter, $12,500 was repaid to Garrett, LLC and there was contributed capital of $505 from Garrett, LLC.

NOTE 6 – CONTRACT WITH 7WORLDWIDE

The Company has a contractual agreement with 7Worldwide to be the production company for the development, consulting, production and postproduction of content.  Moving Box recognizes the revenue from this contract when it is realized or realizable and earned.  The Company considers revenue realized as services are provided for 7Worldwide.  Moving Box recognized $75,119 from this agreement during the second quarter of its fiscal year in 2011.

A major customer is a customer that represents 10% of the Company’s sales or purchases. For the six months ended September 30, 2011 and 2010, the Company had one and zero major customer that represented approximately 100% and 0% of the Company’s revenue, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date of this issuance which is the date the financial statements were issued.

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

It is currently in the festival circuit being accepted as an official selection to the  Cucalorus  International Film Festival, ThrillSpy International Film Festival, The Lucerne International Film Festival Showcase,  ITS  Film Festival New York and will be represented at the American Film Market (AFM) for sale in early November 2011.

We have a contract with GMP Group for the distribution of the movie in Brazil.

Through our LLC subsidiary, we have a contract with 7 Worldwide, Inc., an affiliate, to be the production and media consultant company for the development and creation of content for 7 Worldwide.

We also have  retained the services of  Grassroots Entertainment Inc.  as a sales representative to sell “A Box for Rob,” including locating distributors, on  an exclusive basis throughout the world except in the areas where we already have agreements or active discussions as set forth in the Contract.  The material terms of the Contract are set forth in Part II – Item 5.  Other Information, below.

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

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Moving Box earned from operations $75,119 and $-0- for the three month periods ending September 30, 2011 and 2010, respectively.  The 100% increase in income from operations is due to receipt of revenue from the contract with 7Worldwide of $79,138.  The Company also earned other income of $67,285 and $-0- for the three month periods ending September 30, 2011 and 2010, respectively.  The 100% increase in other income is due to incentive moneys from the state of North Carolina in the amount of $67,285.

For the three months ending September 30, 2011, the Company had production costs of $79,138 as compared with production costs of $14,629 for the three month period ending September 30, 2010.  The 81.51% increase of production costs is due to the fact the production of post production and marketing materials such as trailers for the upcoming release of our film.  For the three months ending September 30, 2011 there were no professional fees as compared to the three months ending September 30, 2010 when professional fees were $18,289.  This 100% decrease was due to the lack of need of any legal services during the period.  General and administrative expenses were $3,596 for the three month period ending September 30, 2011, as compared to $14,733 for the same period in 2010.  The 75.59% decrease was comprised of several factors. Marketing expense was $2,897 for the three month period in 2010, and was $-0- for the same three month period in 2011.  This is a 100% decrease due to the finishing of the production of the movie.  Also, corporate records expense decreased from $1,607 to $0 from the three month period ending September 30, 2010 to the same period in 2011.  This was a 100% decrease and due to the fact that the Company had no corporate records expense in 2011.

Accordingly, Moving Box had a net income (loss) of $59,670 and ($47,651) for the three month periods ending September 30, 2011 and 2010, respectively.

Six Months Ended September 30, 2011 vs. Six Months Ended September 30, 2010

Moving Box earned from operations $75,119 and $-0- for the six month periods ending September 30, 2011 and 2010, respectively.  The 100% increase in income from operations is due to receipt of revenue from the contract with 7Worldwide of $79,138.  The Company also earned other income of $67,285 and $-0- for the six month periods ending September 30, 2011 and 2010, respectively.  The 100% increase in other income is due to incentive moneys from the state of North Carolina in the amount of $67,285.

For the six months ending September 30, 2011, the Company had production costs of $93,788 as compared with production costs of $147,666 for the six month period ending September 30, 2010.  The 36.49% decrease of production costs is due to the fact that during the six month period ending September 30, 2010, the Company was producing a feature motion picture entitled “A Box For Rob”. For the six months ending September 30, 2011 there were no professional fees as compared to the six months ending September 30, 2010 when professional fees were $19,134.  This 100% decrease was due to the lack of need of any legal services during the period.  General and administrative expenses were $8,297 for the six month period ending September 30, 2011, as compared to $64,973 for the same period in 2010.  The 87.23% decrease was comprised of several factors. Office expense was $3,634 for the six month period in 2010, and was $576 for the same six month period in 2011.  This is an 84.15% decrease due to the finishing of the production of the movie.  Also, payroll expenses decreased from $3,879 to $0 from the six month period ending September 30, 2010 to the same period in 2011.  This was a 100% decrease and due to the finishing of the production of the movie.

Accordingly, Moving Box had a net income (loss) of $40,319 and ($284,840) for the six month periods ending September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

We generated $75,119 in revenues from operations and $67,285 in other income for the period from January 1, 2010 (Inception) through September 30, 2011 and had a deficit accumulated through this development stage of $262,351.

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

The costs to finance our Movie and the distribution of revenues from the Movie are the subject of an agreement dated March 21, 2011 between Moving Box Entertainment, LLC, a North Carolina limited liability company (“MBE”); Garrett, LLC, its successors and assigns, a Kentucky limited liability company, Ian McKinnon, and Brad Miller, PO Box 487, Hamilton, Indiana 47642 (Garrett, LLC, Ian McKinnon, and Brad Miller collectively referred to as “Investors”), Andreas Wilcken, Jr. (“Wilcken”), Moving Box, Inc., a Delaware corporation (“Moving Box”) and Uptone Pictures, Inc. a North Carolina corporation (“UP”) [MBE, Investors, Wilcken, Moving Box and UP collectively referred to as the “Parties”].  Currently, we do not anticipate that any revenues from operations will be generated for distribution to our subsidiary MBE except as are generated solely from the Movie Project “A Box for Rob.”  The Contract impacts our future revenue and profits in that it requires substantial payments to other parties, specifically the Investors; Mr. Wilcken, our president and director, and UP, from future revenues generated from the Movie.

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

The details of the Contract, including related definitions of terms and terms of contributions, payments and distributions are described in detail in the section entitled “Business,” above.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, estimated to be less than $25,000 annually, will be funded as a loan from Mr. Wilcken, Jr., our president and Director, on the same terms as the Wilcken Note, to the extent that funds are available to do so. In addition to amounts advanced under the Note, Wilcken has agreed: (i) to provide if and when needed all funding for the Moving Box’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses, if and when needed, regardless of whether or not Moving Box’s registration statement has been declared effective or it has secured a qualification for quotation of our securities on the OTC Bulletin Board, and (ii) with respect to funding of Moving Box’s or MBE’s other operational costs and expenses, including costs associated with distribution of the Movie,  Wilcken has agreed to provide all such funding if and when needed by Moving Box or MBE, under the Agreement dated March 21, 2011, as amended on May 17, 2011, as described in “Business,” above.   If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Our independent auditor’s report expresses substantial doubt about our ability to continue as a going concern.  At September 30, 2011, we had $65,334 in cash in our bank account.  We anticipate our monthly burn rate for the next 12 months to be approximately $2,000 per month, primarily for the maximum estimated $25,000 in on-going costs of staying public as described herein.  We also anticipate our subsidiary MBE will need an additional $30,000 to be paid to non-affiliated third parties and not to any of our Affiliates to finance the distribution of our Movie and related expensed during the next 12 months

We hope that we will generate operating revenues or raise additional funds after our Movie has been released to finance all of the foregoing.  If we do not secure funds from such sources, Mr. Wilcken, Jr. has agreed as follows:

•
In addition to amounts advanced under the Note, Wilcken agrees to provide if and when needed all funding for the Moving Box’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses, if and when needed, regardless of whether or not Moving Box’s registration statement has been declared effective or it has secured a qualification for quotation of our securities on the OTC Bulletin Board.   With respect to funding of Moving Box’s or MBE’s other operational costs and expenses, including costs associated with distribution of the Movie,  Wilcken hereby agrees to provide all such funding if and when needed by Moving Box or MBE.  There is no limit on the amount of Additional Funding which must be provided under the Contract, and Wilcken agrees to provide all needed Additional Funding as provided above.  Wilcken further represents that he has sufficient liquid assets to meet all of Funding obligations under the Agreement,  [This Additional Funding Agreement is part of an overall Agreement among various parties with respect to the Movie dated March 21, 2011, as amended on May 17, 2011, as described in this registration statement.]

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2011, our disclosure controls and procedures are effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the six months ended September 30, 2011.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the six months ended September 30, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

We also have  retained the services of  Grassroots Entertainment Inc.  as a sales representative to sell “A Box for Rob” on  a global scale.

The Contract, entered into as of October 3, 2011, provides in part as follows:

•	The term is the five year period beginning on the date of the Contract.

•	The sales territory means the universe except as follows:

NO.	Third Party Company	Term	Territory	Granted Rights
1	SoKap	5 Years	Web	In discussion
2	Brazil	5 Years	Brazil only	In discussion
3	Australia	5 Years	Australia/N. Zealand	In discussion

•	Moving Box irrevocably granted to Agent the following rights:

(a)
the exclusive right to exploit the Movie in all Licensed Media, except for what is excluded as describe above in any and all languages throughout the Territory during the Term subject to the existing exploitation agreements.  Licensed Media means all media now known or developed in future including, without limitation, all forms of television (including free television, pay television, pay-per-view, cable television, satellite television, video on demand, and closed circuit television), theatrical, non-theatrical, home video/DVD, video on demand (whether by streaming, downloading, otherwise), digital transmission (including internet, mobile, cellular, wireless and digital download and steaming networks), but excluding print media and soundtrack albums.

(b)
the right to edit and modify the Movie, use excerpts of the Movie and combine the Movie with the work of others for the purpose of time integration, censorship, insertion of commercials, creation of compilations, and promotions of the Movie and Agent and its affiliated and related companies and licensees and assigns;

(c)
the right to use the names, physical likeness (whether by photograph or otherwise), biographies and voices of the Moving Box, director, composer, writer, cast member and key crew members in the in connection with the advertising and promotion of the Movie, Agent and its licensees and assigns, and any ancillary rights related to the Movie, subject to any restrictions as advised by Moving Box in writing on or before Delivery Date;

(d)
the right to include on the main and/or end titles of the Movie and in all advertising materials a presentation or similar credit, as well as Agent’s logo and, where applicable, accompanying music or sound effects;

(e)	the right to translate the title of the Movie and to change the title of the Movie subject to any restriction as advised by the Moving Box in writing on or before Delivery Date;
(f)
the right to make and exploit one or more versions of the Movie dubbed into or subtitled in another language subject to any restrictions as advised by Moving Box in writing on or before Delivery Date; and

(g)           the right to authorize one or more parties to do any or all of the foregoing.

•
Moving Box acknowledged that Agent may enter into agreements with third parties that grant license terms extending up to 3 years beyond the Term and that Agent will be entitled to collect, allocate and retain, in accordance with the Contract, revenues generated after the Term from agreement entered into by Agent during the Term.

•	As Compensation, Agent shall pay Moving Box an amount equal to 100% of all Net Movie Revenues.
For the purpose of the Contract:
(a)	Net Movie Revenues means Gross Movie Revenues after the deduction of Movie Expenses;
(b)
Gross Movie revenues means all amounts received by Agent or the Agent and its sub-Agent for its/their own account from the exploitation of the Movie that are identifiably attributable to the Movie as a standalone Movie, or if the Movie is part of a package, that are attributable to the Movie pursuant to a commercially reasonable formula;

(c)
Movie Expenses means all reasonable amounts incurred by Agent in connection with the exercise of the Granted Rights that are identifiably attributable to the Movie as standalone Movie, to the maximum amount of $30,000 maximum, to go beyond a new amount must be agreed upon by both Moving Box and Agent. Except for DVD Duplication which will be above the regular expenses and charged as a per DVD unit manufactured at a cost of $1.05 per DVD unit. A 20% of Gross DVD sales money will be held back in account for the purpose to cover Retail return expenses. This account will be distributed to Moving Box upon the completion of all DVD units being liquidated.

(d)           By way of example only, Movie Expenses:
(i)
Include the costs of creating versions and copies of a Movie (including, without limitation, authoring, the costs of manufacturing ancillary products), shipping costs, advertising expenses related solely to the Movie; but

(ii)           Do not include expenses related to the general overhead costs of Agent.
(e)
In calculating Net Movie Revenues, where a Movie is included as part of a package of individually identified Movies (including, by way of example, a DVD compilation), Agent shall allocate the Gross Movie Revenues and Movie Expenses on a commercially reasonable basis among all Movies in such package, (but for greater certainty, including the Movie in general Movieming does not constitute a package) of Movies, if Movie is negotiated as a individual for rights granted even if included in a group.

For greater certainty, Gross Movie Revenues will be allocated as follows:
(a)	first to Agent an amount equal to Movie Expenses, up to a maximum of but no more than amount equal to $30,000 for recoupment of Movie expenses.
(b)           second, 25% of balance (being Gross Movie Revenues), to Agent;
(c)           third, 100% of balance (being Net Movie Revenues), to Moving Box.

•	The Contract is subject to termination as follows:

•
Distributer will be entitled to terminate the Contract if Moving Box is in material breach of the Contract, upon written notice of such breach to Moving Box, unless Moving Box cures such breach within 30 days of notice.

•	Moving Box will be entitled to terminate the Contract upon written notice to Agent if:
(a)	Agent fails to pay Moving Box in accordance with the Contract and does not cure such failure within 30 days of written notice from Moving Box of such failure; or
(b)	Agent ceases to carry on business.
(c)	In the event Agent files for bankruptcy, the Contract shall automatically terminate.
•	Upon termination of the Contract:
(a)           Moving Box will be entitled to exercise the Granted Rights, subject to all agreements entered into between Agent and licensees of the Granted Rights during the Term (the “License Agreements”);
(b)           Agent will be entitled to receive its Movie Expenses and its share of Net Movie Revenues as set out in the Contract with respect to all License Agreements entered into before such termination, whenever such revenues are received.

•
Moving Box is required to carry Errors and Omissions Insurance, as follows:  one copy of the policy and one certificate of certificate of Errors & Omissions Insurance naming Around the Scenes and related entities, licensees and assigns, and the respective officers directors, shareholders employee and agents of the foregoing as additional insured’s for a minimum coverage of $1,000,000 for a single occurrence and $3,000,000 for aggregate claims with  a minimum term of 3 years from the Delivery Date (covering all aspects of the Movie including, without limitation, the title and music) with a deductible no higher than $10,000 and no exclusions, and a guarantee of at 30 days’ written notice to Agent of cancellation or other or other material change to the policy.

The above does not describe all terms of the Contract.  This Contract is filed as an exhibit to this report and should be referred to in its entirety for a complete description.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description
10.1	Agreement with Grassroots Entertainment Inc.

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

Moving Box, Inc., a Delaware corporation

SIGNATURE	NAME	TITLE	DATE

/s/ Andreas Wilcken, Jr.	Andreas Wilcken, Jr.	President	November 9, 2011

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on  the date indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Andreas Wilcken, Jr.	Andreas Wilcken, Jr.	President, Principal Executive Officer, Principal Financial Officer,	November 9, 2011
Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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