Form 10-Q
period 2011-12-31
Moving Box Inc
filed 2012-02-14
CIK 1487197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number: 333-168738

Moving Box Inc.
 (Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Madison Street Suite 701 Denver, CO 80206
(Address of principal executive offices)
303-329-3008
(Registrant’s telephone number, including area code)
222 E. Jones Avenue Wake Forest, NC 27587
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of February 14, 2011 the Issuer had 11,666,665 shares of common stock issued and outstanding.

		Page Number

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Condensed Balance Sheets asof December 31, 2011 (unaudited) and March 31, 2011	1

	Condensed Statements of Operations for the three and nine months ended December 31, 2011 and 2010 and for the period from inception, January 1, 2010, through December 31, 2011(unaudited)	2

	Condensed Statements of Cash Flows for the nine months ended December 31, 2011 and 2010 and for the period from inception, January 1, 2010, through December 31, 2011 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Removed and Reserved)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART I-FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

Moving Box, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of December 31, 2011 and March 31, 2011

	December 31,	March 31,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash	$503	$9,771
Total current assets	503	9,771

Total Assets	$503	$9,771

Liabilities and Stockholders’ Deficit
Current liabilities:
Loans payable related party	$110,200	$110,200
Related party advances	158,750	154,250
Interest payable	14,633	7,991
Total current liabilities	283,583	272,441

Total Liabilities	283,583	272,441

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.000001 par value; 95,000,000 shares authorized; 6,500,000 shares issued and outstanding at December 31, 2011 and March 31, 2011	7	7
Additional paid in capital	30,995	39,993
Deficit accumulated during development stage	(314,082)	(302,670)
Total stockholders’ deficit	(283,080)	(262,670)
Total Liabilities and Stockholders’ Deficit	$503	$9,771

See the accompanying notes to the financial statements

Moving Box, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the period
					from Inception,
	For the three month		For the nine month		January 1, 2010
	periods ended		periods ended		through
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011
Revenue	$30,879	$-	$105,998	$-	$105,998

Operating expenses:
Production costs	73,471	54	167,259	251,123	427,412
Professional fees	102	-	102	19,134	19,236
General and administrative	9,037	1,614	17,334	16,331	40,717
Total operating expenses	82,610	1,668	184,695	286,588	487,365

(Loss) from operations	(51,731)	(1,668)	(78,697)	(286,588)	(381,367)

Other income	-	-	-	-	67,285

(Loss) before income taxes	(51,731)	(1,668)	(78,697)	(286,588)	(314,082)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(51,731)	$(1,668)	$(78,697)	$(286,588)	(314,082)

Per share information - basic and fully diluted:
Weighted average shares outstanding	6,500,000	6,500,000	6,500,000	5,387,273
Net loss per share	$(0.01)	$0.00	$(0.01)	$(0.04)

See the accompanying notes to the financial statements

Moving Box, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the period from
			Inception,
	For the nine month periods ended		January 1, 2010
	December 31,		through
	2011	2010	December 31, 2011
Net cash used in operations	$(4,770)	$(280,771)	$(299,449)

Cash flow from financing activities:
Related party advances	17,000	116,650	171,250
Repayments of related party advances	(12,500)	-	(12,500)
Contributed capital	(8,998)	-	(8,998)
Cash received for issuance of stock	-	40,000	40,000
Loan payable - related party	-	110,200	110,200
Borrowings of debt	-	18,991	18,991
Repayments of debt	-	(18,991)	(18,991)
Net cash provided (used) by financing activities	(4,498)	266,850	299,952

Net increase (decrease) in cash	(9,268)	(13,921)	503
Cash at beginning of period	9,771	25,823	-
Cash at end of period	$503	$11,802	$503

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
	$-	$-	$-

See the accompanying notes to the financial statements

Moving Box Inc.
(A Development Stage Company)
Notes To Condensed Financial Statements

Note 1.  Basis of Presentation and Organization

The accompanying condensed unaudited financial statements of Moving Box Inc. at December 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in a registration statement filed on Form S-1filed July 1, 2011. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2011 balance sheet has been derived from the Company’s audited financial statements included in a registration statement filed on Form S-1 filed July 1, 2011.

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

We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities” (“ASC 915”).  We have not generated significant revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise.

Financial statements prepared in accordance with GAAP contemplate continuation of the Company as a going concern. We have incurred losses to date of $314,082, and our current liabilities exceed our current assets by $283,080. To date we have funded our operations through advances from related parties.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.  The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in our not being able to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Moving Box Inc.
(A Development Stage Company)
Notes To Condensed Financial Statements

Fair Value Measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash and cash equivalents, loans payable to related party, related party advances and interest payable. The carrying values of financial instruments approximate their fair value due to their short maturities.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. We consider revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, payment for the item clears, and the goods have been shipped or delivered to the customer.  Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.  There was no such deferred revenue as of December 31, 2011.

The Company has a contractual agreement with a third party to be the production company for the development, consulting, production and postproduction of content.  We recognize the revenue from this contract when it is realized or realizable and earned.  We consider revenue realized as services are provided.

Net Loss Per Share

Net loss per common share is computed in accordance with ASC Topic 260, “Earnings Per Share”, which requires companies to present basic and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the period.  We had no common stock equivalents during the periods presented.

Moving Box Inc.
(A Development Stage Company)
Notes To Condensed Financial Statements

Recent Accounting Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3. Related Party Transactions

During the year ended March 31, 2011, our President, loaned us $110,200 with interest at 8% per year. The interest payable on this note at December 31, 2011 is $14,633. Also during the periods December 31, 2011 and 2010, there were related party advances of $17,000 and $116,650, respectively, from shareholders of the Company. For the period from inception to December 31, 2011 advances from related parties were $171,250 and repayments of $12,500.

Note 4.  Common Stock

During the period ended March 31, 2010 Moving Box issued 4,500,000 shares of common stock (founder’s shares) valued at par value to the President and Director of the Company.

During the year ended March 31, 2011, we sold 2,000,000 shares of common stock to 31 non-U.S. investors at a price of $.02 per share for aggregate consideration of $40,000.  The shares were issued September 1, 2010.

In transactions subsequent to December 31, 2011,4,500,000 shares of our common stock were returned to us and cancelled, 9,666,665 shares and warrants to purchase 333,333 shares were issued. (See Note 7)

Note 5.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of December 31, 2011, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2010 through the current period.  Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.  There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition

The Company has tax losses which may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards expire beginning in 2030 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforwards were $314,085 and $302,670 at December 31, 2011 and March 31, 2011, respectively. The significant components of the deferred tax asset are as follows:

	December 31,	March 31,
	2011	2011
Net operating loss carryforwards	$109,929	$105,935
Valuation allowance	(109,929)	(105,935)
Net deferred tax asset	$-	$-

Moving Box Inc.
(A Development Stage Company)
Notes To Condensed Financial Statements

Note 6. Major Customer

The Company has a contractual agreement with an unrelated party to be the production company for the development, consulting, production and postproduction of content.  One hundred percent (100%) of our revenue comes from one customer.

Note 7.  Subsequent Event

Acquisition of Barfresh

Subsequent to December 31, 2011, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with (i) our principal shareholder, (ii) Barfresh, Inc., a Nevada corporation(“Barfresh”) and (iii) the shareholders of Barfresh (the “Barfresh Shareholders”) pursuant to which we acquired all of the outstanding capital stock of Barfresh from the Barfresh Shareholders in exchange for the issuance of 9,333,332 shares of our common stock to the Barfresh Shareholders (the “Share Exchange”).  The shares issued to the Barfresh Shareholders in the Share Exchange (after the Spin-Out) constituted approximately 82.35% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange.  As a result of the Share Exchange, Barfresh became our wholly owned subsidiary and two new individuals, through the entities that they controlled, became our principal stockholders.

Barfresh is a company engaging in the manufacturing and distribution of ready to blend beverages, particularly, smoothies. Prior to the merger transaction Barfresh acquired the technology to manufacture a “sealed pack of ingredients for an individual smoothie” from an entity located in Australia and under common control with Barfresh.  Another  company, Barfresh Food Group Pty Ltd. (“Barfresh Australia”), which is located in Australia and is also under common control, began manufacturing and selling the products, Smoo Smoothies®, in 2006.  Barfresh Australia currently provides the smoothie packs to a number of chains (including one major international chain) in Australia and also a limited number of other countries.  It is our intent to follow a similar business model as that of Barfresh Australia.

Barfresh has generated no revenue to date.  It has been developing flavor profiles of its smoothies that they believe will be appealing to tastes in the United States.  They have also been developing relationships with a number of major fast casual and fast food restaurant chains.  They have been in discussions with companies that are customers of Barfresh Australia.

The transaction is being accounted for as a “reverse merger,” since the stockholders of Barfresh will own a majority of the outstanding shares of our common stock immediately following the completion of the transaction.  Barfresh is deemed to be the accounting acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the transaction will be those of Barfresh, and will be recorded at the historical cost basis of Barfresh.  After completion of the transaction, our consolidated financial statements will include the assets and liabilities of Barfresh and the historical operations of Barfresh.

Moving Box Inc.
(A Development Stage Company)
Notes To Condensed Financial Statements

Spin-Out of Moving Box Business

Subsequent to December 31, 2011 and prior to the Share Exchange, we entered into an agreement of sale (the “Agreement of Sale”) with our major shareholder and President pursuant to which we sold to that him all of our equity interest in our subsidiary in exchange for a total of 4,500,000 shares of our common stock held by him (the “Spin-Out”).  The shares of common stock acquired from him in the Spin-Out were cancelled following the Share Exchange.  In connection with the Spin-Out, we also entered into (i) Amendment No. 2 (“Amendment No. 2”) to the Agreement entered into on March 21, 2010 by and among Moving Box, our subsidiary, Garrett, LLC, Ian McKinnon, Brad Miller, Wilckin (our President), and Uptone Pictures, Inc., pursuant to which we were removed as a party to the original agreement and (ii) an Investor Release by and among, us, Wilcken, Garrett, LLC, Ian McKinnon and Brad Miller  (the “Investor Release”), pursuant to which Wilcken, Garrett, LLC, Ian McKinnon and Brad Miller, each who had previously made certain capital contributions to us, agreed to release us from any and all claims.

Sale of Securities

Subsequent to December 31, 2011, we issued 333,333 units, at a purchase price of $3.00 per unit.  Each unit consisted of 333,333 shares of our common stock and warrants to purchase 333,333 shares of our common stock at $6.00 per share for a period of five years.  The gross proceeds were $999,998, with offering expenses of$30,295, for net proceeds of $969,703.

Had the above described transactions occurred before December 31, 2011 they would not have had a significant effect on the calculation of earnings per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operations

Subsequent to December 31, 2011 we completed the acquisition of Barfresh Inc. (“Barfresh” or the “Company”).  Barfresh is engaging in the manufacturing and distribution of ready to blend beverages, particularly, smoothies. Prior to the merger transaction Barfresh acquired the technology to manufacture a “sealed pack of ingredients for an individual smoothie” from an entity located in Australia and under common control.  Another company, Barfresh Food Group Pty Ltd. (“Barfresh Australia”), which is located in Australia and is also under common control, began manufacturing and selling the products, Smoo Smoothies®, in 2006.  Barfresh Australia currently provides the smoothie packs to a number of chains (including one major international chain) in Australia and also a limited number of other countries.  It is our intent to follow a similar business model as that of Barfresh Australia.

Barfresh has generated no revenue to date.  It has been developing flavor profiles of its smoothies that it believes will be appealing to tastes in the United States.  They have also been developing relationships with a number of major fast casual and fast food restaurant chains.  They have been in discussions with companies that are customers of Barfresh Australia.

Moving Box Inc. was incorporated under the laws of Delaware on February 25, 2010. From inception until the closing of the Share Exchange, we sought to acquire scripts for movie opportunities, to produce the related movies and to sell, lease, license, distribute and syndicate the movies and develop other related media products related to the movies. Moving Box Entertainment, LLC was formed on January 1, 2010, under the laws of North Carolina (“MVBX Subsidiary”).  On March 23, 2010, we acquired MVBX Subsidiary as our wholly owned subsidiary. Prior to the Share Exchange, we had minimal revenue and our operations were limited to capital formation, organization and development of our business plan.  As a result of the Share Exchange, we ceased our prior operations and, through Barfresh, we are now engaging in the manufacturing and distribution of ready to blend beverages, particularly, smoothies.

Barfresh was incorporated under the laws of Nevada on December 4, 2009. Its operations to date have consisted of capital formation, organization, exploring market opportunities and to acquire the technology to manufacture ingredient packs for the ready to blend smoothie beverage. Barfresh is considered a development stage company and has not generated any revenues since its inception.

Business Model

We intend to follow a business model similar to Barfresh Australia.  Barfresh Australia has successfully developed a business model whereby they are marketing the Smoo Smoothies in Australia, New Zealand and other countries.  They sell primarily to restaurant chains in the fast food and fast casual dining sector.

Smoothies are manufactured in a ready to blend smoothie ingredient pack containing fruit, juice, ice and either yoghurt, sorbet or ice cream.  It is designed for the retailer to just add water and blend.  The product has won multi-awards as a smoothie product in the foodservice category as:

•   Cafe Cocktail of the Year Award (Cafe Biz Expo – Cafe Culture Magazine - winner)

•   Best New Hospitality Product (Fine Foods Trade Show Brisbane – finalist)

•   Best New Foodservice Product (Food and Hotel Expo Melbourne – finalist)

Our products are portion controlled beverage ingredient packs, suitable for Smoothies, Cocktails and Mocktails.  They contain all of the ingredients necessary to make the Smoothie, Cocktail or Mocktails including the ice.  All of the ingredients used are real, no syrups or powders.  Simply add water, empty the packet into a blender, blend and serve.

Our plan is to initially utilize a contract manufacturer to manufacture product in the United States.  Ice cream manufacturers would be ideal for our product.  We will provide the proprietary manufacturing machinery into the manufacturer’s production facility.  Once an agreement is reached with a contract manufacturer we will begin the appropriate engineering and equipment acquisition.  Some of the equipment will be purchased from Australia.

Although we have not entered into contracts with any suppliers for the raw materials needed to manufacture smoothie packs, we believe that there are a significant number of sources available and do not anticipate becoming dependent on any one supplier.

We intend to appoint sales agents either as employees or independent contractors to sell our product.  Initially we will rely on existing relationships, of Barfresh Australia, with major participants in the food service industry, more particularly large retail chains in the fast food and fast casual dining sector.  The process of obtaining orders from the larger chains will be very similar.

•   Meeting with and introducing products to customer

•   Developing flavor profiles for the specific customer

•   Participate in test marketing of the product with the flavors developed for the customer

•   Agree to a roll out schedule for the customer.

Although we have had preliminary meetings with a number of chains in the United States and have begun to develop flavor profiles for one, we have no assurance that we will supply any chain with our products.

In addition to the large retail fast food and fast casual chains we will sell to food distributors that supply products to the food services market place.

There can be no assurance that we will not become dependent on one or a few major customers.

Critical Accounting Policy

The acquisition of Barfresh will be accounted for as a “reverse merger,” since the stockholders of Barfresh will own a majority of the outstanding shares of our common stock immediately following the completion of the transaction.  Barfresh is deemed to be the accounting acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements for periods prior to the transaction will be those of Barfresh, and will be recorded at the historical cost basis of Barfresh.  After completion of the transaction, our consolidated financial statements will include the assets, liabilities, and the historical operations of Barfresh,.

Results of Operations

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Revenue
Revenue for the three months ended December 31, 2011 was $30,879 as compared to no revenue for the three months ended December 31, 2010. The film produced was not in distribution during the three month period ended December 31, 2010.

Operating Expenses
Production costs increased $73,417 (1,361%) from $54 for the three months ended December 31, 2010 to $73,471 for the three months ended December 31, 2011. The increase in production costs is due to the fact that we were in the post production stage and marketing materials such as trailers for the upcoming release of our film were created.

Professional fees were minimal in both three month periods ended December 31, 2011 and 2010.

General and administrative expenses increased $7,423 (460%) from $1,614 for the three month periods ended December 31, 2010 to $9,037 for the three month periods ended December 31, 2011. The increase is primarily due to increased marketing efforts for the film produced.

Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010

Revenue
Revenue for the nine months ended December 31, 2011 was $105,998 as compared to no revenue for the nine months ended December 31, 2010. The film produced was not in distribution during the nine month period ended December 31, 2010.

Operating Expenses
Production costs decreased $83,864 (33.4%) from $251,123 for the nine months ended December 31, 2010 to $167,259 for the nine months ended December 31, 2011.  The decrease in production costs is due to the fact that we were in the production stage in 2010 and in the post production and marketing materials stage in 2011 incurring more cost for initial production.

Professional fees decreased $19,032 (99.5%) from $19,134 for the nine months ended December 31, 2010 to $102 for the nine months ended December 31, 2011.  We had a minimal need for legal services in the nine month period ended December 31, 2011.

General and administrative expenses remained consistent in both nine month periods ended December 31, 2011 and 2010.

Liquidity and Capital Resources

Net cash used in operations was $4,770 and $280,771, for the nine month periods ended Decembers 31, 2011 and 2010, respectively.  As of December 31, 2011 our liabilities exceeded our assets by $283,080.  However subsequent to December 31, 2011 we entered into an agreement whereby we spun off our current operations in exchange for cancellation of 6,500,000 shares of our common stock.

Subsequent to the spin off and acquisition of Barfresh, we issued 333,333 units, at a purchase price of $3.00 per unit.  Each unit consisted of 333,333 shares of our common stock and warrants to purchase 333,333 shares of our common stock at $6.00 per share for a period of five years.  The gross proceeds were $999,998, offering expenses of $30,295, and net proceeds of $969,703.The proceeds may not be sufficient to effectively develop our business in which case we will need additional capital.  We will need capital to provide the machinery and engineering necessary for a contractor to modify its production equipment to produce our products.  In addition we will need to provide the Company with working capital.  The amount and timing of capital required and the timing will depend on when we need to prepare for initial test marketing and a roll out of our products to any major chain.  If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

There are no minimum requirements under non-cancelable leases at December 31, 2011.

Off-Balance Sheet Arrangements

At December 31, 2011 we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES:

Disclosure controls and procedures.  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, our prior sole officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting previously described in our 10-K for the period May 31, 2011 which included deficiencies in financial reporting and monitoring and lack of segregation of duties, our prior sole officer concluded that, as of December 31, 2011, the Company's disclosure controls and procedures were not effective.

Changes in internal controls over financial reporting.  There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Previously reported on Form 8-K’s filed January 17, 2012 and February 2, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVEDAND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Regulation S-K Number	Exhibit
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.DEF	XBRL Taxonomy Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

*	filed herewith

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOVING BOX INC

By:  /S/ Riccardo Delle Coste
Riccardo Delle Coste
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:  February14, 2012

By: /S/ Arnold Tinter
Arnold Tinter
Chief Financial Officer
Principal Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  February 14, 2012