Form 10-K
period 2012-03-31
BARFRESH FOOD GROUP INC.
filed 2012-06-25
CIK 1487197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-168738

BARFRESH FOOD GROUP INC.
 (Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
90 Madison Street, Suite 701, Denver, CO	80206
(Address of principal executive offices)	(Zip Code)

303-329-3008
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  Yes ☐                                        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
  Yes ☐                                        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☒                                        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                                        No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: not available.  As of June 20, 2012, the aggregate market value of the voting and no-voting common equity held by non-affiliates was $5,226,666.

As of June 20, 2012, there were 47,166,660 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	None

BARFRESH FOOD GROUP INC.

FORM 10-K

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

 PART I

Item 1. Business.

Business Overview

We are a company engaging in the manufacturing and distribution of ready to blend beverages, particularly, smoothies. Prior to the acquisition transaction, discussed below, we acquired the technology to manufacture a “sealed pack of ingredients for an individual smoothie” from an entity located in Australia and under common control.  Another company, Barfresh Food Group Pty Ltd. (“Barfresh Australia”), which is located in Australia and is also under common control, began manufacturing and selling the products, Smoo Smoothies®, in 2006.  Barfresh Australia currently provides the smoothie packs to a number of chains (including one major international chain) in Australia and also a limited number of other countries.  It is our intent to follow a similar business model as that of Barfresh Australia.

We have generated no revenue to date.  We have been developing flavor profiles of our smoothies that we believe will be appealing to tastes in the United States.  We have been in discussions with a number of companies including both large and small quick service restaurant chains with national footprints in the United States.  Other potential customers include national food services companies that serve alternative venues such as stadiums, arenas and universities.  In addition, as a result of having our website up and running we have received a significant number of new inquires about our products.

We have engaged two sales consultants with experience in the beverage industry.

We have installed a manufacturing line at a contract manufacturer located in Utah.  The line is currently producing sample products which we intend to ship to potential customers.

Our Corporate History and Background

We were incorporated under the laws of Delaware on February 25, 2010. From inception until the closing of certain share exchange transaction with Barfresh Inc., a Nevada corporation (“Barfresh”) on January 10, 2012, we sought to acquire scripts for movie opportunities, to produce the related movies and to sell, lease, license, distribute and syndicate the movies and develop other related media products related to the movies. Moving Box Entertainment, LLC was formed on January 1, 2010, under the laws of North Carolina (“MVBX Subsidiary”).  On March 23, 2010, we acquired MVBX Subsidiary as our wholly owned subsidiary. Prior to the share exchange, we had minimal revenue and our operations were limited to capital formation, organization and development of our business plan.  As a result of the share exchange, we ceased our prior operations and, through Barfresh, we are now engaging in the manufacturing and distribution of ready to blend beverages, particularly, smoothies.

Barfresh was incorporated under the laws of Nevada on December 4, 2009. Its operations to date have consisted of capital formation, organization, exploring market opportunities and to acquire the technology to manufacture ingredient packs for the ready to blend smoothie beverage. Barfresh is considered a development stage company and has not generated any revenues since its inception.

Acquisition of Barfresh

On January 10, 2012, we completed the share exchange transaction (the “Share Exchange”) whereby we acquired all of the issued and outstanding capital stock of Barfresh in exchange for 37,333,328 shares of our common stock which shares constituted approximately 82.35% of our issued and outstanding shares of common stock as of and immediately after the consummation of the Share Exchange.

As a result of the Share Exchange, Barfresh became our wholly owned subsidiary and Riccardo Delle Coste and Steven Lang, through the entities that they controlled, became our principal stockholders. The Share Exchange was treated as a recapitalization effected through a share exchange, with Barfresh as the accounting acquirer and the Company the accounting acquiree.

In connection with the Share Exchange, Andreas Wilcken, Jr. and Jonathan Seelbinder resigned as members of our Board of Directors and officers of the Company, effective upon the closing of the Share Exchange.  Also effective upon closing of the Share Exchange, Riccardo Delle Coste, Steven Lang and Arnold Tinter were appointed to fill the vacancies on our Board of Directors created by the resignations of Andreas Wilcken, Jr. and Jonathan Seelbinder.  In addition, our Board of Directors appointed Mr. Delle Coste as our President and Chief Executive Officer and Mr. Tinter as our Chief Financial Officer and Secretary, all effective upon the closing of the Share Exchange.

As a result of our acquisition of Barfresh, Barfresh became our wholly owned subsidiary and we have assumed the business and operations of Barfresh.

Spin-Out

On January 10, 2012 and immediately following the Share Exchange, we completed an initial closing of a private offering (the “Offering”) of units consisting of an aggregate of (i) 676,344 shares of our common stock (the “Shares”), and (ii) warrants to purchase 676,344 shares of common stock which have a five-year term and an initial per share exercise price of $1.50, subject to adjustment as described below (the “Warrants”).  The price per unit was $0.75 for an aggregate purchase price of $507,258 (the “Purchase Price”).

Financing Transaction

On January 10, 2012 and immediately following the Share Exchange, we completed an initial closing of a private offering (the “Offering”) of units consisting of an aggregate of (i) 676,344 shares of our common stock (the “Shares”), and (ii) warrants to purchase 676,344 shares of common stock which have a five-year term and an initial per share exercise price of $1.50, subject to adjustment as described below (the “Warrants”).  The price per unit was $0.75 for an aggregate purchase price of $507,258 (the “Purchase Price”).

●	Subscription Agreement. The units were offered and sold to the subscribers in the offering pursuant to a subscription agreement.

●
Warrants. The Warrants have a five-year term and are exercisable for an aggregate of 676,344 shares of our common stock at an initial per share exercise price of $1.50, subject to adjustment upon certain events, such as stock splits, combinations, dividends, distributions, reclassifications, mergers or other corporate changes. The Warrants are exercisable on a cash basis.

●
Registration Rights Agreement. In connection with offering, we entered into a registration rights agreement with the subscribers granting the subscribers piggy-back registration rights with respect to the shares and the shares of common stock underlying the Warrants (the “Warrant Shares”).

●
Lock-Up Agreements. In connection with offering, we entered into lock-up agreements with each of the Barfresh shareholders who receive shares of common stock in the Share Exchange, pursuant to which each of them agreed not to transfer any of our capital stock held directly or indirectly by them for a twelve month period following the closing of the Offering.

On January 30, 2012, we closed on an additional and final round (the “Final Closing”) of the Offering by raising additional proceeds of $492,740, for total gross proceeds of $999,998 through the sale of investment units. We issued an aggregate of 656,988 Shares and Warrants to acquire an aggregate of 656,988 shares of our common stock to the subscribers in the Final Closing.

Forward Split and Name Change

On February 8, 2012, the Board and the shareholders representing more than 50% of our common stock approved a 1:4 forward split. The forward split was declared effective by Financial Industry Regulatory Authority, or FINRA, as of February 29, 2012. All share and per share amounts in this Annual Report on Form 10-K, and in the accompanying consolidated financial statements and notes thereto, reflect the forward split for all periods presented.

On February 8, 2012, the Board and the shareholders representing more than 50% of our common stock approved a change in the Company’s name from Moving Box Inc. to Smoothie Holdings Inc. On February 14, 2012, we filed a Certificate of Amendment to our Articles of Incorporation to change the corporate name from Moving Box Inc. to Smoothie Holdings Inc. On February 16, 2012, the Board and the shareholders representing more than 50% of our common stock approved a change in the Company’s name from Smoothie Holdings Inc. to Barfresh Food Group Inc. On February 16, 2012, we filed a Certificate of Amendment to our Articles of Incorporation to change the corporate name to Barfresh Food Group Inc. The amendment was effective as of February 16, 2012. In connection with the name change, we have applied for a new trading symbol “BRFH” for the Company’s common stock. Both the name change and symbol change have been approved by FINRA and became effective as of February 29, 2012.

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

Smoothies are manufactured in a ready to blend smoothie ingredient pack containing fruit, juice, ice and either yoghurt, sorbet or ice cream.  It is designed for the retailer to just add water and blend.  The product has won multi-awards as a smoothie product in the foodservice category as:

●	Cafe Cocktail of the Year Award (Cafe Biz Expo – Cafe Culture Magazine - winner)

●	Best New Hospitality Product (Fine Foods Trade Show Brisbane – finalist)

●	Best New Foodservice Product (Food and Hotel Expo Melbourne – finalist)

Products

Our products are portion controlled beverage ingredient packs, suitable for Smoothies, Cocktails and Mocktails.  They contain all of the ingredients necessary to make the Smoothie, Cocktail or Mocktails including the ice.  All of the ingredients used are real, no syrups or powders.  Simply add water, empty the packet into a blender, blend and serve.

The following shows our product with the package opened:

We are a new entrant to the smoothie market in the United States.  We intend to compete on the basis of the advantages our product offers to our customers.  Some of our product advantages are:

●	Since our products are prepackaged and contain all the ingredients for a blended beverage there is no waste.
●	Since there is no measurement necessary the quality our products are consistent from serving to serving.

●	It is faster and easier to make blended beverages (<40 seconds).
●	Our products require less labor to mix.

●	Our products require less retail space.
●	The pre-proportioned pack allows for better inventory control.

●	There is little to no capital investment necessary on the part of our customers.

Plan of Operation

Our plan is to initially utilize a contract manufacturer to manufacture product in the United States.  Ice cream manufacturers would be ideal for our product.  We will install the proprietary manufacturing machinery into the manufacturer’s production facility.  The first machine has been installed and is currently producing sample products intended to be shipped to potential customers and used in trials.  Some of the equipment has and will be purchased from Australia.

Although we do not have a contract with any suppliers for the raw materials needed to manufacture smoothie packs, we believe that there are a significant number of sources available and do not anticipate becoming dependent on any one supplier.

We intend to appoint sales agents either as employees or independent contractors to sell our product.  We have already engaged two sales consultants with experience in the beverage industry.  The process of obtaining orders from potential customers will likely follow the same process as adopted by Barfresh Australia.

●	Meeting with and introducing products to customer
●	Developing flavor profiles for the specific customer

●	Participate in test marketing of the product with the flavors developed for the customer
●	Agree to a roll out schedule for the customer.

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

Research and Development

Expenditures for research activities relating to product development and improvement amounted to $113,820 and $3,153 for the years ended March 31, 2012 and 2011, respectively, and $116,973 for the period from Barfresh’s inception, December 4, 2009, to March 31, 2012.

Competition

There is significant competition in the smoothie market at both the consumer purchasing level and also the product level.

The competition at the consumer level is primarily between specialized juice bars (e.g. Jamba Juice) and major fast casual and fast food restaurant chains (such as McDonalds). Barfresh does not compete specifically at this level but intends to supply its product to customers that fall within these segments to enable them to compete for consumer demand.

The existing competition from a product perspective can be separated into three categories:

●	Specialized juice bar products: The product is made in-store and each ingredient is added separately.
●
Syrup based products: The fruit puree is supplied in bulk and not portion controlled for each smoothie. These types of products still require the addition of juice, milk or water and/or yogurt and ice. While there are a number of competitors for this style of product, the two dominant competitors are Island Oasis and Minute Maid, which is made by Coca Cola.

●
Portion pack products: These products contain only the fruit and yogurt and require the addition of juice or milk and ice. The two dominant competitors are General Mills with Yoplait Smoothies, and Inventure Group with Jamba Smoothies.

The Barfresh product is a portioned controlled product which contains all the necessary ingredients for a blended beverage (fruit, juice, yogurt or sorbet and ice cubes). While we believe the Barfresh product has a number of advantages to other existing products (as set out previously in the product section), there are other factors which may influence the adoption of a particular product by customers.

There may also be new entrants to the smoothie market which may alter the current competitor landscape.

Intellectual Property

In December of 2009, we entered into a contract whereby entities controlled by the original two shareholders of Barfresh would assign to us certain intellectual property related to certain patent applications filed in the United States (Patent Application number 11/660415) and Canada (Patent Application number 2577163) in respect to the ingredient pack for an individual smoothie.  The United States patent was originally filed on December 4, 2007 and its current status is patent pending.  The Canadian patent was originally filed on August 16, 2005 and its current status is patent pending.  The transfer of the intellectual property was completed in November 2011.

Governmental Approval and Regulation

We are not aware of the need for any governmental approvals of our products.

Since we will initially be utilizing a contract manufacturer, regulations of the United States Food and Drug Administration as they apply to the manufacturing will be the responsibility of the contract manufacturers.  Before entering into any manufacturing contract we will determine that the manufacturer has met all government requirements.

We will be subject to certain labeling requirements as to the contents and nutritional information of our products.

Environmental Laws

We do not believe that we will be subject to any environmental laws either state or federal.  Any laws concerning manufacturing will be the responsibility of the contract manufacturer.

Employees

As of June 20, 2012, we had no full time or part time employees except our management team.  From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in 90 Madison Street, Suite 701, Denver, Colorado 80206.  The executive office is co-located with the office of Corporate Finance Group, a company that is owned by our Chief Financial Officer.  We use this property free of charge.

Item 3. Legal Proceedings.

Currently, we know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “BRFH.” Our common stock had been quoted on the OTC Bulletin Board since July 27, 2011 under the symbol MVBX. Effective February 29, 2012, our symbol changed to BRFH based on the forward split and name change. On March 21, 2012, our common stock was delisted to Pink Sheets. The following table sets forth the range of high and low bid quotations for the applicable period. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Bid Quotation
Financial Quarter Ended	High ($)	Low ($)
September 30, 2011	N/A	N/A
December 31, 2011	N/A	N/A
March 31, 2012	N/A	N/A
June 30, 2012 (until June 20, 2012)	1.18	0.40

Holders

At June 20, 2012, there were 47,166,660 shares of our common stock outstanding. Our shares of common stock are held by approximately 39 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Pursuant to a consulting agreement dated February 20, 2012, we issued 500,000 shares of our common stock to a third party for its consulting services. The shares were issued in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the 4th quarter of 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.  The Company intends to adopt an equity compensation plan in which its directors, officers, employees and consultants shall be eligible to participate. However, no formal steps have been taken as of the date of this Report to adopt such a plan.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal years ended March 31, 2012 and 2011.  The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Barfresh’s financial condition and operations; however, they are not indicative of the Company’s future performance.  See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Overview

We are a company engaging in the manufacturing and distribution of ready to blend beverages, particularly, smoothies.  We have generated no revenue to date.  We have been developing flavor profiles of our smoothies that we believe will be appealing to tastes in the United States.  We have been in discussions with a number of companies including both large and small quick service restaurant chains with national footprints in the United States.  Other potential customers include national food services companies that serve alternative venues such as stadiums, arenas and universities.  In addition, as a result of having our website up and running we have received a significant number of new inquires about our products.

We are in the development stage and have not as yet generated operating revenues and have incurred losses from our inception, December 4, 2009, to March 31, 2012 of $410,721.

In January 2012, we entered into the Exchange Agreement with (i) Wilcken, (ii) Barfresh and (iii) the Barfresh Shareholders pursuant to which we acquired all of the outstanding capital stock of Barfresh from the Barfresh Shareholders in exchange for the issuance of 37,333,328 shares of our common stock to the Barfresh Shareholders.  As a result of the Share Exchange, Barfresh became our wholly owned subsidiary and Riccardo Delle Coste and Steven Lang, through the entities that they controlled, became our principal stockholders. The Share Exchange was accounted for as a recapitalization effected by a share exchange, wherein Barfresh is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Barfresh have been brought forward at their book value and no goodwill has been recognized.

In addition, we entered into the Agreement of Sale with Wilcken pursuant to which we sold to Wilcken all of our equity interest in MVBX Subsidiary in exchange for a total of 18,000,000 shares of our common stock held by Wilcken.  The shares of common stock acquired from Wilcken in the Spin-Out were cancelled following the Share Exchange.

To date we have funded our operations through advances from a related party and an issuance of our common stock. In January 2012, we completed an Offering of units consisting of an aggregate of (i) 1,333,332 shares of our common stock and (ii) Warrants to purchase 1,333,332 shares of common stock which have a five-year term and an initial per share exercise price of $1.50.  The price per unit was $0.75 for an aggregate Purchase Price of $999,998.

Plan of Operations

Our plan is to initially utilize a contract manufacturer to manufacture product in the United States.  Ice cream manufacturers would be ideal for our product.  We have reached an agreement with a manufacturing facility and have provided the proprietary manufacturing machinery to the manufacturer’s production facility.  We have completed testing of the manufacturing line and have begun producing sample products intended to be shipped to potential customers to be used in trials.

Although we do have not a contract with any suppliers for the raw materials needed to manufacture smoothie packs we believe that there are a significant number of sources available and do not anticipate becoming dependent on any one supplier.

We have appointed two sales agents to sell our product.  The process of obtaining orders from potential customers will likely follow the following process.

●   Meeting with and introducing products to customer
●   Developing flavor profiles for the specific customer
●   Participate in test marketing of the product with the flavors developed for the customer
●   Agree to a roll out schedule for the customer.

Although we have had preliminary meeting with a number of chain in the United States and have begun to develop flavor profiles for one, we have no assurance that we will supply any chain with our products.

In addition to the large retail fast food and fast casual chains we will sell to food distributors that supply products to the food services market place.

There can be no assurance that we will not become dependent on one or a few major customers.

Critical accounting Policies

The financial statements included in this Report have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern.  We are in the development stage and have not as yet generated operating revenues and have incurred losses from inception, December 4, 2009, through March 31, 2012 of $410,721.  To date we have funded our operations through advances from a related party and the sale of our common stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Intangible
Intangible are comprised of patents, net of amortization.  The patent costs are being amortized over the life of the patent which is twenty years from the date of filing the patent application.  In accordance with ASC Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs of internally developing other intangible assets, such as patents, are expensed as incurred. However, as allowed by ASC 350, legal fees and similar costs relating to patents have been capitalized.

Long-Lived Assets
In accordance with ASC 350, an intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the ASC Topic 360 Property, Plant and Equipment (“ASC 360”).  Under ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using forecasted cash flows discounted using an estimated average cost of capital.

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures.  The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by us, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the board of directors.  However, projecting the cash flows for the impairment analysis involves significant estimates with regard to the acceptance of the Company’s products, and it is reasonably possible that the estimates of cash flows may change in the near term.

There has been no impairment as of March 31, 2012.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Earnings per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At March 31, 2012 and 2011 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Our financial instruments consist of amounts due to a related party. The carrying value of amounts due to a related party approximate its fair value due to its short maturities.

Research and Development
Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $113,820 and $3,153 for the years ended March 31, 2012 and 2011 respectively, and $116,973for the period from inception, December 4, 2009, to March 31, 2012.

Recent Pronouncements
We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Results of Operations

Results of Operation for the Year Ended March 31, 2012 As Compared to the Year Ended March 31, 2011

Revenue
We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC 915”).  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin manufacturing and to explore the market for our products in the United States.

Operating expenses
We have conducted minimal operations during the fiscal years ended March 31, 2012 and 2011, and for the period from inception, December 4, 2009, to March 31, 2012 and we have not generated any revenues during these periods.  We had net losses of $345,880, $63,841 and $410,721, for years ended March 31, 2012 and 2011, and the period from inception, December 4, 2009, to March 31, 2012, respectively.

The following is a breakdown of our general and administrative expenses:

	Years Ended March 31,
	2012	2011	Difference
Research and Development	$113,820	$3,153	$110,667
Marketing and selling	16,012	4,355	11,657
Consulting fees	82,429	-	82,429
Travel	58,197	17,152	41,045
Legal and professional	53,440	15,500	37,940
Exchange loss	11,846	-	11,846
Other general and administrative	7,955	22,940	(14,985)
	$343,699	$63,100	$280,599

Research and development increased $110,667, from $3,153 in 2011 to $113,820 in 2012.  The increase was due primarily to research on equipment that can be used to automatically dispense our products.

There were no consulting fees incurred in 2011.  Consulting fees incurred in 2012 were primarily for sales consulting.  Of the amount recorded $16,666 was non cash expenditure as sales consulting fee was paid in stock.  In addition, $30,000 was reimbursed to Barfresh Food Group for amounts paid to our Chief Executive Officer.

Travel increased $41,045, from $17,152 in 2011 to $58,197 in 2012 as result of more travel related to starting our business and the continual need for our sales personnel to travel throughout the United States .

Legal and professional fees increased $37,940, from $15,500 in 2011 to $53,440 in 2012, as a result of increased usage of legal counsel as it relates to Securities and Exchange Commission (“SEC”) compliance and contract negotiation regarding consultants and manufacturing.

The exchange loss represents actual losses as a result of payments made in Australian dollars.

Liquidity and Capital Resources

As of March 31, 2012 we had working capital of $402,300.  Working capital was provided by the issuance of our common stock and warrants.  During January 2012, we sold 1,333,332 shares of our common stock and warrants to purchase 1,333,332 shares of common stock which have a five-year term and an initial per share exercise price of $1.50 per share.  The unit price was $0.75 per unit for an aggregate price of $999,998.  We incurred $26,895 of cost associated with the offering which was deducted from the proceeds.  The net proceeds of $973,103 were recorded as equity by us.  The proceeds may not be sufficient to effectively develop our business in which case we will need additional capital.  We will need capital to provide the machinery and engineering necessary for a contractor to modify its production equipment to produce our products.  In addition we will need to provide the Company with working capital.  The amount and timing of capital required and the timing will depend on when we need to prepare for initial test marketing and a roll out of our products to any major chain.  If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

There are no minimum requirements under non-cancelable leases at March 31, 2012.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements begins on Page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses was a lack of segregation of duties as we have an inadequate number of personnel to properly implement control procedures.

The aforementioned material weaknesses were identified by our chief executive officer and chief financial officer in connection with the review of our financial statements as of March 31, 2012.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

In an effort to remediate the identified material weakness and enhance our internal controls over financial reporting, we plan to engage additional accounting personnel to ensure that we are able to properly implement internal control procedures at such time as funds are available.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

On January 10, 2012, in connection with the closing of the Share Exchange, Andreas Wilcken, Jr. and Jonathan Seelbinder resigned from our Board of Directors and as officers of the Company.  Also effective upon the closing of the Share Exchange, Riccardo Delle Coste, Steven Lang and Arnold Tinter were appointed to our Board of Directors to fill the vacancies created by the resignations of Andreas Wilcken, Jr. and Jonathan Seelbinder.  In addition, our Board of Directors appointed Mr. Delle Coste to serve as our President and Chief Executive Officer and Mr. Tinter as our Chief Financial Officer and Secretary, effective immediately upon the closing of the Share Exchange.

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	33	President, Chief Executive Officer and Chairman
Steven Lang	59	Director
Arnold Tinter	67	Chief Financial Officer, Secretary and Director

Riccardo Delle Coste was appointed as Chairman of our Board of Directors, President and Chief Executive Officer on January 10, 2012.  He is the President and Chief Executive Officer of Barfresh Inc. since its inception. Mr. Delle Coste is also the Managing Director of Barfresh Food Group.  Mr. Delle Coste is the inventor of the patent pending technology and the creator of Smoo Smoothies. Riccardo started the business in 2005 and developed a unique system using controlled pre-packaged portions, to deliver a freshly made smoothie that is quick, cost efficient, healthy and with no waste.  In building the business, he is responsible for securing new business tenders and maintaining key client relationships. He is also responsible for the development of new product from testing to full scale production, establishment of the manufacturing facilities which have all necessary accreditation (HACCP, Halal, and Kosher), technology development, product improvement and R&D with new product launches.   Mr. Delle Coste also has over five years of investment banking experience.  Mr. Delle Coste attended Macquarie University, Sydney, Australia while studying for a Bachelor of Commerce for 3.5 years but left to pursue business interests and did not receive a degree.

Qualifications:  Mr. Delle Coste has 17 years’ experience within retail, hospitality and dairy industries and is a member of the Dairy Institute of Australia.

Steven Lang was appointed as Director of the Company on January 10, 2012.   He served as Secretary of Barfresh Inc. since its inception. Prior to joining Barfresh Inc., from 2003 to 2007, Mr. Lang was a director of Vericap Finance Limited, a company that specializes in providing advice to and investing in Australian companies with international growth potential. From 1990 to 1999, he served as a director of Babcock & Brown’s Australian operations where he was responsible for international structured finance transactions. Mr. Lang received a Bachelor of Commerce and a Bachelor of Laws from the University of New South Wales in 1976 and a Master of Laws from the University of Sydney in 1984.  He has been a member of the Institute of Chartered Accountants in Australia and was licensed to practice foreign law in New York.

Qualifications:  Mr. Lang has over 35 years’ experience in business, accounting, law and finance and served as Chairman of an Australian public company.

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary on January 10, 2012.  Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc, is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation.  He provides Chief Financial Officer (“CFO”) services to a number of public companies, including MVBX, Agrisolar Solutions, Inc., T.O Entertainment Inc. and Arvana Inc.  From 2006 to 2010 he has provided CFO services to Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation.  From May 2001 to May 2003, he served as CFO of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990 Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, retail industries.  Mr. Tinter currently serves as a director of Avana Inc., a public company.  Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado and New York.

Qualifications: Mr. Tinter has over 40 years’ experience as a Certified Public Accountant and a financial consultant.  During his career he served on a number of Boards of Directors of public companies.

Corporate Governance

The business and affairs of the Company are managed under the direction of the Board of Directors (the “Board”). Messrs. Delle Coste, Lang and Tinter are the current members of the Board.

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. Our bylaws provide that officers are appointed annually by our Board and each executive officer serves at the discretion of our Board.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that none of the persons anticipated to become directors upon the closing of the Share Exchange is “independent” as defined by applicable SEC rules and NASDAQ Stock Market listing standards.

Board Committees

We do not have an audit, nominating or compensation committee. We intend, however, to establish an audit committee and a compensation committee of our Board in the future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

The Company has not currently adopted a code of ethics.

Item 11.  Executive Compensation.

The following tables provide certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended March 31, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Riccardo Delle Coste Principal Executive Officer, CEO	2012 2011	30,000 -							30,000 -
Arnold Tinter Principal Accounting Officer, CFO	2012 2011	20,000 -							20,000 -

Andreas Wilcken, Jr., our former Director, President, Chief Executive Officer and Chief Financial Officer, and Jonathan Seelbinder, our former Director and Secretary, did not receive any compensation in either year presented.

Outstanding Equity Awards at Fiscal Year-End Table

At March 31, 2012, the Company had no outstanding equity awards.

Employment Agreements

There are no employment agreements between the Company and its officers and directors.

Compensation of Directors

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors, however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the “Summary Compensation Table” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of June 20, 2012 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 20, 2012.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of June 20, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Barfresh Food Group, Pty Limited, 59-61 Derby Street, Silverwater NSW Australia.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
	Executive Officers and Directors
Common Stock	Riccardo Delle Coste (2) President, Chief Executive Officer and Chairman	18,666,664	39.6%
Common Stock	Steven Lang (3) Director	18,666,664	39.6%
Common Stock	Arnold Tinter Chief Financial Officer, Secretary and Director 90 Madison Street, Suite 701 Denver, Colorado 80206	-	-
Common Stock	All directors and executive officers as a group (3 persons)	37,333,328	79.2%

	Other 5% Shareholders:
	None

(1)	Based on 47,166,660 shares of common stock issued and outstanding as of June 20, 2012.
(2)
The 18,666,664 shares are held in the name of R.D. Capital Holdings Pty Limited, of which Mr. Delle Coste is the Managing Director. In connection with the closing of the Offering, R.D. Capital Holdings Pty Limited entered into a Lock-Up Agreement with the Company pursuant to which it is restricted from offering, pledging, selling, contracting to sell, selling any option or contracting to purchase, lend, transfer or otherwise dispose of any shares of common stock of the Company or any other securities convertible or exercisable for shares of the Company’s common stock for a twelve month period following the closing of the Offering.

(3)
The 18,666,664 shares are held in the name of Sidra Pty Limited, of which Mr. Lang is the Managing Director. In connection with the closing of the Offering, Sidra Pty Limited entered into a Lock-Up Agreement with the Company pursuant to which it is restricted from offering, pledging, selling, contracting to sell, selling any option or contracting to purchase, lend, transfer or otherwise dispose of any shares of common stock of the Company or any other securities convertible or exercisable for shares of the Company’s common stock for a twelve month period following the closing of the Offering.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since the beginning of fiscal 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●
Pursuant to the Share Exchange Agreement, on January 10, 2012, we issued 37,333,328 shares of our common stock to Riccardo Delle Coste and Steven Lang, through the entities that they controlled.  Accordingly, Riccardo Delle Coste and Steven Lang, together, control more than 50% of the votes eligible to be cast by stockholders in the election of directors and generally. Immediately following the Share Exchange, Delle Coste and Lang became our principal stockholders. Messrs. Delle Coste and Lang were also appointed as the members of our Board of Directors.

●
On January 10, 2012, we entered into the Agreement of Sale with Andreas Wilcken, Jr. pursuant to which we sold our equity interest in MVBX Subsidiary to Andreas Wilcken, Jr. in exchange for 18,000,000 shares of our common stock.

●
During the period beginning April 1, 2010 and ending March 31, 2012, a related party which is under common control of our two principal shareholders made advances to us of $144,011.  These advances are non-interest bearing.  As of March 31, 2012, we repaid these advances.  The company under common control is located in Australia and is in the same line of business that we are in however they do not conduct business in the United States or Canada.

●
In December 2009, Barfresh entered into a contract whereby entities controlled by our two principal shareholders would assign to us certain intellectual property related to certain patent applications filed in the United States and Canada in respect to the ingredient pack for an individual smoothie.  The assignment was completed in November 2011.  Barfresh issued two shares of its no par value common stock in consideration of subscription of funds equal to the assignment proceeds.

●
Our principal executive offices are located in 90 Madison Street, Suite 701, Denver, Colorado 80206.  The executive office is co-located with the office of Corporate Finance Group, a company that is owned by our Chief Financial Officer.  We use this property free of charge.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended March 31, 2012 and 2011, and by M&K CPAS, PLLC for the year ended March 31, 2012 and 2011 were as follows.

	Fiscal 2012	Fiscal 2011
Audit fees	$8,500	$7,500
Audit related fees	-	2,500
Tax fees	-	-
All other fees	-	-
Total	$8,500	$10,500

Audit Fees.  The aggregate fees billed for the years ended March 31, 2012 and 2011 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended March 31, 2012 and 2011 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended March 31, 2012 and 2011 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended March 31, 2012 and 2011 were for services other than the services described above.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm – Eide Bailly LLP	F-2
Consolidated Balance Sheets as of March 31, 2012 and 2011	F-4
Consolidated Statements of Operations for the years ended March 31, 2012 and 2011 and for the period from Inception, December 4, 2009 through March 31, 2012	F-5
Consolidated Statement of Stockholders’ Deficit for the period from Inception, December 4, 2009 through March 31, 2012	F-6
Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011and for the period from Inception, December 4, 2009 through March 31, 2012	F-7
Notes to the Consolidated Financial Statements	F-8 - F-13

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
2.1	Share Exchange Agreement, dated January 10, 2012, by and among Moving Box Inc., Andreas Wilcken, Jr., Barfresh Inc. and the shareholders of Barfresh Inc. (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc., dated February 13, 2012. (3)
3.4	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc., dated February 16, 2012. (3)
10.1	Agreement of Sale, dated January 10, 2012, by and among Moving Box Inc. and Andreas Wilcken, Jr. (2)
10.2	Subscription Agreement dated January 10, 2012 (2)
10.3	Form of Warrant dated January 10, 2012 (2)
10.4	Form of Lock Up Agreement, dated January 10, 2012 (2)
10.5
Amendment No. 2, dated January 10, 2012,  to Agreement, dated March 21, 2010, by and among Moving Box Entertainment, LLC, Garrett, LLC, Ian McKinnon, Brad Miller, Andreas Wilckin, Jr., Moving Box, Inc., and Uptone Pictures, Inc. (2)

10.6	Investor Release, dated January 10, 2012, by and among Moving Box Inc., Andreas Wilcken, Jr, Garrett, LLC, Ian McKinnon and Brad Miller (2)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on August 11, 2010.
(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January17, 2012.
(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2012.
* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: June 25, 2012	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: June 25, 2012	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	President, Chief Executive Officer and Director	June 25, 2012
Riccardo Delle Coste	(Principal Executive Officer)

/s/ Arnold Tinter	Chief Financial Officer, Secretary and Director	June 25, 2012
Arnold Tinter	(Principal Financial Officer)

/s/Steven Lang	Director	June 25, 2012
Steven Lang

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm – Eide Bailly LLP	F-2
Consolidated Balance Sheets as of March 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the years ended March 31, 2012 and 2011 and for the period from Inception, December 4, 2009 through March 31, 2012	F-4
Consolidated Statement of Stockholders’ Deficit for the period from Inception, December 4, 2009 through March 31, 2012	F-5
Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011and for the period from Inception, December 4, 2009 through March 31, 2012	F-6
Notes to the Consolidated Financial Statements	F-7 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Barfresh Food Group Inc.

We have audited the accompanying consolidated balance sheets of Barfresh Food Group Inc. (a Development Stage Company) as of March 31, 2012 and 2011, and the related  consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended March 31, 2012, 2011, and for the period December 4, 2009 (inception) through March 31, 2012. Barfresh Food Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barfresh Food Group Inc. as of March 31, 2012 and 2011, and the results of its consolidated operations and its consolidated cash flows for each of the years then ended March 31, 2012, 2011, and for the period December 4, 2009 (inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net equity deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Greenwood Village, CO June 20, 2012

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash	$420,976	$-
Prepaid expenses	4,000	-
Total current assets	424,976	-
Property plant and equipment	149,141	-
Intangible assets, net of amortization	34,165	36,344
Total Assets	$608,282	$36,344

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$10,896	$-
Accrued expenses	11,780	-
Amount due related party	-	100,185
Total liabilities	22,676	100,185

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 47,166,660 and 37,258,810 shares issued and outstanding at March 31, 2012 and 2011, respectively	47	37
Additional paid in capital	1,174,058	963
Unearned services	(177,778)	-
Deficit accumulated during development stage	(410,721)	(64,841)
Total stockholders’ equity (deficit)	585,606	(63,841)
Total Liabilities and Stockholders’ Equity	$608,282	$36,344

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

			For the period from
			December 4, 2009
	For the years ended March 31,		(Inception) through
	2012	2011	March 31, 2012
Operating expenses:
General and administrative	$343,699	$63,100	$407,799
Amortization	2,181	741	2,922
Total operating expenses	345,880	63,841	410,721

Net (loss)	$(345,880)	$(63,841)	$(410,721)

Per share information - basic and fully diluted:
Weighted average shares outstanding	39,354,225	37,258,810	38,120,186
Net (loss) per share	$(0.01)	$0.00	$(0.01)

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Period From December 4, 2009 (Inception) to March 31, 2012

	Common Stock		Additional paid in capital	Unearned services	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Common stock, $0.000001 par value (restated), representing shares outstanding of the accounting acquirer at its inception	37,258,810	$37	$963	$-	$-	$1,000

Net loss for the period from December 4, 2009 to March 31, 2011	-	-	-	-	(64,841)	(64,841)
	37,258,810	37	963	-	(64,841)	(63,841)

Issuance of common stock by accounting acquirer in exchange for intellectual property	74,518	-	2	-	-	2

Effect of reverse merger and recapitalization	8,000,000	8	(8)			-

Issuance of common stock for cash, net of expenses of $26,895	1,333,332	2	973,101	-	-	973,103

Issuance of stock for services to non-employee	500,000	-	200,000	(200,000)	-	-

Amortization of unearned services	-	-	-	22,222	-	22,222

Net loss for the year ended March 31, 2012	-	-	-	-	(345,880)	(345,880)
Balance March 31, 2012	47,166,660	$47	$1,174,058	$(177,778)	$(410,721)	$585,606

See the accompanying notes to the financial statements

Barfresh Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the period from
			December 4, 2009
	For the years ended March 31,		(Inception) through
	2012	2011	March 31, 2012
Cash flow from operating activities:
Net loss for the period	$(345,880)	$(63,841)	$(410,721)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of unearned services	22,222	-	22,222
Amortization of patent	2,181	741	2,922
Changes in operating assets and liabilities
Prepaid expenses	(4,000)	-	(4,000)
Accounts payable	10,896	-	10,896
Accrued expenses	11,780	-	11,780
Amounts due to related parties	(100,185)	100,185	-
Net cash used in operations	(402,986)	37,085	(366,901)

Cash flow from investing activities:
Purchase of equipment	(149,141)	-	(149,141)
Investment in patent	-	(37,085)	(37,085)
Net Cash used in investing activities	(149,141)	(37,085)	(186,226)

Cash flow from financing activities:
Issuance of common stock for cash	973,103	-	974,103
Short term borrowings	20,000	-	20,000
Repayment of short term borrowings	(20,000)	-	(20,000)
Net cash provided by financing activities	973,103	-	974,103

Net increase (decrease) in cash	420,976	-	420,976
Cash at beginning of period	-	-	-
Cash at end of period	$420,976	$-	$420,976

Supplemental disclosure of cash flow information:
Cash paid for interest	$324	$-	$324

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1.  Nature of Business

Barfresh Food Group Inc., which was formerly known as Moving Box Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware.  The Company was originally formed to acquire scripts for movie opportunities, to produce the related movies and to sell, lease, license, distribute and syndicate the movies and develop other related media products related to the movies.  As the result of a merger, more fully described below, we are now engaged in business to manufacture and market ready-to-blend all natural beverages particularly smoothies.

We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC915”).  We have not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin manufacturing and to explore the market for our products in the United States.

Reorganization and recapitalization

During January, 2012, we entered into a into a series of transactions pursuant to which we acquired Barfresh Inc. (“Barfresh”), spun-out our prior operations to our former principal stockholder, completed a private offering of our securities for an aggregate purchase price of approximately $999,998, did a four for one stock split, and changed the name of the Company.  The following summarizes the foregoing transactions:

●
Acquisition of Barfresh.  We acquired all of the outstanding capital stock of Barfresh in exchange for the issuance of 37,333,328 shares of our $0.000001 par value common stock (“Common Stock”) pursuant to a Share Exchange Agreement between us, our former principal stockholder, Barfresh and the former shareholders of Barfresh.  As a result of this transaction, Barfresh became our wholly owned subsidiary and the former shareholders of Barfresh became our controlling stockholders.  The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Barfresh is considered the acquirer for accounting and financial reporting purposes.  Accordingly, the accompanying consolidated financial statements include the following:

m	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost and;
m
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

●
Spin-Out of Prior Business.  Immediately prior to the acquisition of Barfresh, we spun-out our previous business operations to a former officer, director and principal stockholder, in exchange for all of the shares of our Common Stock held by that person, such shares were cancelled immediately following the acquisition.

●
Financing Transaction. Immediately following the acquisition of Barfresh, we completed two closings of a private offering of units consisting of an aggregate of (i) 1,333,332 shares of our Common Stock and (ii) warrants to purchase 1,333,332 shares of Common Stock, which have a five-year term and a per share exercise price of $1.50.  The aggregate purchase price of the units was $999,998, less expenses of $26,895.

●	Change of Name. Subsequent to the merger we changed the name of the Company form Moving Box Inc. to Barfresh Food Group Inc.
●
Reverse Stock Split.  Subsequent to the merger we split our stock whereby our shareholders received four shares of our Common Stock for each share held.  All share amounts included in these financial statements reflect the stock split unless otherwise stated.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Note 2.Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We are in the development stage and have not as yet generated operating revenues and have incurred losses to date of $410,721.  To date we have funded our operations through advances from a related party and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Basis of Consolidation
The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiaries Barfresh Inc. and Smoothie Inc.  All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Intangible
Intangible assets are comprised of patents, net of amortization.  The patent costs are being amortized over the life of the patent which is twenty years from the date of filing the patent application.  In accordance with ASC Topic 350 Intangibles – Goodwill and Other (“ASC 350”), the costs of internally developing other intangible assets, such as patents, are expensed as incurred.  However, as allowed by ASC 350, legal fees and similar costs relating to patents have been capitalized.

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any.  All property plant and equipment includes equipment under construction and not placed in service as yet.  Once placed in service depreciation will be calculated on a straight line basis over their respective lives which will be between 5 and 10 years.

Long-Lived Assets
In accordance with ASC 350, an intangible asset that is subject to amortization shall be reviewed for impairment in accordance with the ASC Topic 360 Property, Plant and Equipment (“ASC 360”).  Under ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined using forecasted cash flows discounted using an estimated average cost of capital.

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures.  The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by us, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the board of directors.  However, projecting the cash flows for the impairment analysis involves significant estimates with regard to the acceptance of our products, and it is reasonably possible that the estimates of cash flows may change in the near term.  There has been no impairment as of March 31, 2012.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported.  Actual results may differ from these estimates.

Income Taxes
The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”).  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements, uncertain tax positions taken or expected to be taken on a tax return.  Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended March 31, 2012 and 2011 and for the period from December 4, 2009 (inception) to March 31, 2012 we did not have any interest and penalties associated with tax positions.  As of March 31, 2012 and 2011, we did not have any significant unrecognized uncertain tax positions.

Earnings per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At March 31, 2012 and 2011 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Fair Value Measurement
ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

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

Our financial instruments consist of amounts due to a related party. The carrying value of amounts due to a related to party approximates its fair value due to its short maturities.

Research and Development
Expenditures for research activities relating to product development and improvement are charged to expense as incurred. Such expenditures amounted to $113,820 and $3,153 for the years ended March 31, 2012 and 2011 respectively, and $116,973for the period from inception, December 4, 2009, to March 31, 2012.

Recent Pronouncements
We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3.  Intangible Assets

As of March 31, 2012 intangible asset consists of patent costs of $37,087 less accumulated amortization of $2,922.  In December of 2009, we entered into a contract whereby our two shareholders agreed to assign to us certain intellectual property related to certain patent applications filed in the United States and Canada in respect to the ingredient pack for an individual smoothie.  The assignment was completed in November 2011.  Since the patents were acquired from shareholders of the Company, we recorded the patents at the transferors’ historical cost basis determined under GAAP.

The amounts carried on the balance sheet represent legal fees and similar costs relating to the patents incurred by the company.  The original filing date of the patent was December 4, 2007 and expires on December 3, 2027.  Amortization is calculated based on the above dates.  The amount charged to expenses for amortization of the patent costs was $2,181 and $741 for the years ended March 31, 2012 and 2011, respectively, and $2,922 for the period from inception, December 4, 2009, to March 31, 2012.

Estimated amortization expense related to the patent as of March 31, 2012 is as follows:

Year	Total Amortization
2013	$2,181
2014	2,181
2015	2,181
2014	2,181
2017	2,181
Later years	23,260
$34,165

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Note 4.  Amount Due to Related Party

Amount due to related party represents amounts paid on our behalf by a company under common control of our two shareholders. These advances are non-interest bearing.  The company under common control is located in Australia and is in the same line of business that we are in; however, they do not conduct business in the United States or Canada.

Note 5.  Stockholders’ Deficit

As stated in Note 1 these financial statements are presented as if the merger took place at the beginning of the periods presented.  All share amounts have been restated and are as if the stock split as discussed below took place at the beginning of the period.

In January, 2012 we entered into a Share Exchange Agreement (the “Exchange Agreement”) with (i) the former principal shareholder, officer and director of the Company (“Former Principal”), (ii) Barfresh Inc. and (iii) the former shareholders of Barfresh (the “Barfresh Shareholders”) pursuant to which we acquired all of the outstanding capital stock of Barfresh from the Barfresh Shareholders in exchange for the issuance of 37,333,328 shares of our Common Stock to the Barfresh Shareholders (the “Share Exchange”).  The shares issued to the Barfresh Shareholders in the Share Exchange (after the Spin-Out) constituted approximately 82.35% of our issued and outstanding shares of Common Stock as of and immediately after the consummation of the Share Exchange.  As a result of the Share Exchange, Barfresh became our wholly owned subsidiary and Barfresh Shareholders, through the entities that they controlled, became our principal stockholders.

Also during January, 2012 and prior to the Share Exchange, we entered into an agreement of sale (the “Agreement of Sale”) with the Former Principal pursuant to which we sold to the Former Principal all of our equity interest in our then existing subsidiary in exchange for a total of 4,500,000 (pre-split) shares of our Common Stock held by the Former Principal (the “Spin-Out”).  The shares of Common Stock acquired from Former Principal in the Spin-Out were cancelled following the Share Exchange.

As a result of the transactions described above and the recapitalization there were 8,000,000 shares of our Common Stock outstanding from shareholders of the accounting acquiree.

In February 2012 we approved an amendment to our Articles of Incorporation whereby each share of our Common Stock, either issued or outstanding prior to that date, will be converted into four shares of our Common Stock.  The number of authorized shares will remain the same at 95,000,000 shares.

During the year ending March 31, 2012, we sold 1,333,332 shares of our Common Stock at a price of $0.75 per share with gross proceeds of $999,998.  We incurred $26,895 of cost associated with the offering which was deducted from the proceeds.  The net proceeds of $973,103 were recorded as equity by us.  In addition to the Common Stock, the purchasers received warrants to purchase an aggregate of 1,333,332 of our Common Stock at a purchase price of $1.50 per share.  The warrants are exercisable for a period of 5 years.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

The fair value of the warrants, $316,158, was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Expected life (in years)	5
Volatility	106.5%
Risk Free interest rate	0.92%
Dividend yield (on common stock)	-

During the year ended March 31, 2012 we issued 500,000 shares of our Common Stock to a non-employee for sales consulting services.  The shares issued are being amortized over the period of the contract which is one year.  The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

Note 6.  Outstanding Warrants

The following is a summary of outstanding warrants

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of common stock	1,333,332	$1.50	4.78	$316,158

Note 6.  Income Taxes

Income tax provision (benefit) for the years ended March 31, 2012 and 2011 is summarized below:

	2012	2011
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(117,600)	(21,700)
State	(11,400)	(2,100)
Total deferred	(129,000)	(23,800)
Increase in valuation allowance	129,000	23,800
Total provision	$-	$-

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2012	2011
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Effect of net operating loss	(37.3%)	(37.3%)
	0.0%	0.0%

Components of the net deferred income tax assets at March 31, 2012 and 2011 were as follows:

	2012	2010
Net operating loss carryover	$153,100	$24,100
Valuation allowance	(153,100)	(24,100)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $153,100 allowance at March 31, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $129,000.

As of March 31, 2012, we have a net operating loss carry forward of approximately $410,721.  The loss will be available to offset future taxable income.  If not used, this carry forward will expire as follows:

2029	$1,000
2030	$63,800
2031	$345,880

Note 7.  Business Segments

We operate in only one segment and geographic location.

Note 8.  Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements