Form 10-Q
period 2012-06-30
BARFRESH FOOD GROUP INC.
filed 2012-08-13
CIK 1487197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Not Applicable
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
☐ Yes   ☒ No

As of August 10, 2012, there were 48,516,660 outstanding shares of common stock of the registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$230,620	$420,976
Prepaid expenses	-	4,000
Total current assets	230,620	424,976
Property plant and equipment	181,683	149,141
Intangible assets, net of amortization	33,620	34,165
Total Assets	$445,923	$608,282

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$39,211	$10,896
Accrued expenses	29,348	11,780
Total liabilities	68,559	22,676

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value;95,000,000 shares authorized; 48,516,600 and 47,166,660 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	49	47
Additional paid in capital	1,429,817	1,174,058
Unearned services	(361,537)	(177,778)
Deficit accumulated during development stage	(690,965)	(410,721)
Total stockholders’ equity	377,364	585,606
Total Liabilities and Stockholders’ Equity	$445,923	$608,282

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

			For the period from
			December 4, 2009
	For the three months ended June 30,		(Inception) through
	2012	2011	June 30, 2012
Operating expenses:
General and administrative	$279,699	$12,754	$687,498
Amortization	545	545	3,467
Total operating expenses	280,244	13,299	690,965

Net (loss)	$(280,244)	$(13,299)	$(690,965)

Per share information - basic and fully diluted:
Weighted average shares outstanding	48,211,715	37,258,810	39,037,598
Net (loss) per share	$(0.01)	$(0.00)	$(0.02)

See the accompanying notes to the financial statements

Barfresh Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
			For the period from
			December 4, 2009
	For the three months ended June 30,		(Inception) through
	2012	2011	June 30, 2012
Net cash used in operations	$(157,814)	$-	$(524,715)

Cash flow from investing activities:
Purchase of equipment	(32,542)	-	(181,683)
Investment in patent	-	-	(37,085)
Net Cash used in investing activities	(32,542)	-	(218,768)

Cash flow from financing activities:
Issuance of common stock for cash	-	-	974,103
Net cash provided by financing activities	-	-	974,103

Net increase (decrease) in cash	(190,356)	-	230,620
Cash at beginning of period	420,976	-	-
Cash at end of period	$230,620	$-	$230,620

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$324

Non-cash financing activities:
Issuance of stock for services	$252,500	$-	$452,500

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 1.  Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to Barfresh Food Group Inc., including its subsidiaries.  The accompanying unaudited financial statements of Barfresh Food Group Inc. at June 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2012.

We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC 915”).  We have not generated any revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin manufacturing and to explore the market for our products in the United States.

Reorganization and recapitalization

During January, 2012, we entered into a series of transactions pursuant to which we acquired Barfresh Inc. (“Barfresh”), spun-out our prior operations to our former principal stockholder, completed a private offering of our securities for an aggregate purchase price of approximately $999,998, did a four for one stock split, and changed the name of the Company.  The following summarizes the foregoing transactions:
•
Acquisition of Barfresh.  We acquired all of the outstanding capital stock of Barfresh in exchange for the issuance of 37,333,328 shares of our $0.000001 par value common stock (“Common Stock”) pursuant to a Share Exchange Agreement between us, our former principal stockholder, Barfresh and the former shareholders of Barfresh.  As a result of this transaction, Barfresh became our wholly owned subsidiary and the former shareholders of Barfresh became our controlling stockholders.  The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Barfresh is considered the acquirer for accounting and financial reporting purposes.  Accordingly, the accompanying consolidated financial statements include the following:

o	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost and;
o
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

•
Spin-Out of prior Business. Immediately prior to the acquisition of Barfresh, we spun-out our previous business operations to a former officer, director and principal stockholder, in exchange for all of the shares of our Common Stock held by that person, such shares were cancelled immediately following the acquisition.

•
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

•	Change of name. Subsequent to the merger we changed the name of the Company form Moving Box Inc. to Barfresh Food Group Inc.
•
Reverse stock split.  Subsequent to the merger we split our stock whereby our shareholders received four shares of our Common Stock for each share held.  All share amounts included in these financial statements reflect the stock split unless otherwise stated.

Note 2.  Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We are in the development stage and have not as yet generated operating revenues and have incurred losses to date of $690,965.  To date we have funded our operations through advances from a related party and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Barfresh Food Group Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any.  All property plant and equipment includes equipment under construction and not placed in service as yet.   The equipment was placed in service during July 2012.  Depreciation will be calculated on a straight line basis over their respective lives which will be between 5 and 10 years.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported.  Actual results may differ from these estimates.

Earnings per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At June 30, 2012 and 2011 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development
Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We did not incur any such expenditure for the three-month periods ended June 30, 2012 and 2011 respectively, and $116,973 for the period from inception, December 4, 2009, to June 30, 2012.

Recent Pronouncements
We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3.  Intangible Assets

As of June 30, 2012, intangible assets consist of patent costs of $37,087 less accumulated amortization of $3,467.

Barfresh Food Group Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Estimated amortization expense related to the patent as of June 30, 2012 is as follows:

Fiscal Years ending March 31,	Total Amortization
2013	$1,636
2014	2,181
2015	2,181
2014	2,181
2017	2,181
Later years	23,260
$33,620

Note 5.  Stockholders’ Equity

As stated in Note 1, these financial statements are presented as if the merger took place at the beginning of the periods presented.  All share amounts have been restated and are as if the stock split as discussed below took place at the beginning of the period.

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

During the year ended March 31, 2012 and the three months ended June 30, 2012 we issued 500,000 and 1,100,000 shares of our common stock to non-employees for sales consulting services.  Pursuant to the guidance in ASC Topic 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”), the shares issued are being amortized over the periods of the contracts which range from one to two years.  The shares were valued at the market price on the date of grant.  The aggregate value of the shares was $340,000.  The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.  In addition we issued options to purchase 150,000 shares of our common stock.  The shares are being amortized over the expected exercise period, 3 years.  The fair value of the options, $37,500 was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Barfresh Food Group Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Expected life (in years)	3
Volatility	107%
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

The contracts provide for the potential issuance of an additional 2,380,000 shares of our common stock, and 920,000 options to purchase common stock at prices to be determined in the future.  The contracts contain performance commitments relating to future revenue and/or earnings.  There are not significantly large disincentives for nonperformance to make the achievement of the goals probable.  None of the goals were achieved during the period ended June 30, 2012, accordingly in accordance with the guidance ASC 505-50 no expense was recognized for these future grants.

During the period ending June 30, 2012 we entered into an employment contract with one individual which provided for the issuance of 250,000 shares of our common stock on the effective date of the contract and the potential future issuance of an additional 250,000 shares and options to purchase an additional 625,000 shares of our common stock.  The contract contains performance commitments relating to future revenue.  In accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) the shares were valued at the market price on the date of grant.  The aggregate value of the shares was $112,500 and is being amortized over the expected service period.  The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

The potential shares were valued at the market price at the date of grant, $112,500.  The fair value of the options, $137,500 was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Expected life (in years)	3
Volatility	107%
Risk Free interest rate	0.30%
Dividend yield (on common stock)	-

The potential shares and the options are being amortized over the estimated periods in which the performance commitments will be met, 15 to 27 months.  The amount expensed as equity based compensation for the three months ended June 30, 2012 was $1,962.

The following is a summary of outstanding stock options issued to employees as of June 30, 2012 (none were outstanding prior to March 31, 2012 and all were issued during the three month ended June 30, 2012):

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding June 30, 2012	625,000	$1.00	2.73	$137,500
Exercisable	-	$-	-	$-

Barfresh Food Group Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements

Note 6.  Outstanding Warrants

The following is a summary of outstanding warrants

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection withprivate placement of common stock	1,333,332	$1.50	4.78	$316,158

Note 7.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of June 30, 2012, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2009 through the current period.  Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.  There have been no income tax related interest or penalties assessed or recorded.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

For the three months ended June 30, 2012 and 2011 and for the period from December 4, 2009 (inception) to June 30, 2012 we did not have any interest and penalties associated with tax positions.  As of June 30, 2012 we did not have any significant unrecognized uncertain tax positions.

Note 8.  Business Segments

We operate in only one segment and geographic location.

Note 9.  Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the unaudited financial statements of Barfresh for its three months ended June 30, 2012 and 2011.  The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Barfresh’s financial condition and operations; however, they are not indicative of the Company’s future performance.

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

We are in the development stage and have not as yet generated operating revenues and have incurred losses from our inception, December 4, 2009, to June 30, 2012 of $690,965.

In January 2012, we entered into an Exchange Agreement pursuant to which we acquired all of the outstanding capital stock of Barfresh Inc. (“Barfresh”) from the Barfresh shareholders in exchange for the issuance of 37,333,328 shares of our common stock to the Barfresh Shareholders.  As a result of the “Share Exchange”, Barfresh became our wholly owned subsidiary and Riccardo Delle Coste and Steven Lang, through the entities that they controlled, became our principal stockholders. The Share Exchange was accounted for as a recapitalization effected by a share exchange, wherein Barfresh is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Barfresh have been brought forward at their book value and no goodwill has been recognized.  The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented are as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

In addition, we entered into an Agreement of Sale with a former officer, director and principal shareholder of the Company, pursuant to which we sold to him all of our equity interest in Moving Box Entertainment LLC, a subsidiary of ours, in exchange for a total of 18,000,000 shares of our common stock held by him.  The shares of common stock acquired from him in the transaction were cancelled following the Share Exchange.

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

Plan of Operations

Our plan is to initially utilize a contract manufacturer to manufacture product in the United States.  Ice cream manufacturers would be ideal for our product.  We have reached an agreement with a manufacturing facility and have provided the proprietary manufacturing machinery to the manufacturer’s production facility.  We have completed testing of the manufacturing line and have begun producing products.  We have shipped product to potential customers to be used in trials and have made one sale to date.

Although we do have not a contract with any suppliers for the raw materials needed to manufacture smoothie packs we believe that there are a significant number of sources available and do not anticipate becoming dependent on any one supplier.

We have appointed three sales agents and one employee to sell our product.  The process of obtaining orders from potential customers will likely follow the following process.

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

Critical accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We are in the development stage and have not as yet generated operating revenues and have incurred losses to date of $690,965.  To date we have funded our operations through advances from a related party and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any.  All property plant and equipment includes equipment under construction and not placed in service as yet.  The equipment was placed in service during July 2012.  Depreciation will be calculated on a straight line basis over their respective lives which will be between 5 and 10 years.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported.  Actual results may differ from these estimates.

Earnings per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At June 30, 2012 and 2011 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development
Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We did not incur any such expenditure for the three-month periods ended June 30, 2012 and 2011 respectively, and $116,973 for the period from inception, December 4, 2009, to June 30, 2012.

Results of Operations

Results of Operation for the Three Months Ended June 30, 2012 As Compared to the Three Months Ended June 30, 2011

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

Operating expenses
We have conducted minimal operations during the three months ended June 30, 2012 and 2011, and for the period from inception, December 4, 2009, to June 30, 2012 and we have not generated any revenues during these periods.  We had net losses of $280,244, $13,299 and $690,965, for three months ended June 30, 2012 and 2011, and the period from inception, December 4, 2009, to June 30, 2012, respectively.

The following is a breakdown of our general and administrative expenses:

	2012	2011
Consulting fees	$198,761	$-
Legal and professional fees	34,662	-
Travel	19,949	12,754
Marketing and selling	10,875	-
Other expenses	15,452	-
	$279,699	$12,754

During the three months ended June 30, 2012 we had five consultants providing services to us.  Included in the amount for consulting services is $72,002 which represents equity based expenses during that period and not a cash outlay.  Three of the consultants are providing sales consulting services, one is providing engineering services and one is providing operational services.  We anticipate consulting expenses to remain consistent or increase slightly in the future.

Legal and professional fees relate to Securities and Exchange Commission (“SEC”) compliance and contract negotiation regarding consultants and manufacturing.

Our activity for the three months ended June 30, 2011 was limited to travel related to evaluating the United States market and exploring manufacturing partners.  The increase in travel results from more travel related to the actual startup of our business.

Marketing and selling expenses primarily consist of cost of product branding.

Other expenses consist of ordinary operating expenses such as office, telephone, investor relations, and related to transfer agents.

Liquidity and Capital Resources

As of June 30, 2012 we had working capital of $162,061.  During the three months ended June 30, 2012 we used cash of $157,814 in operations and $32,542 for investment in equipment.

In order to meet our operational goals we will need funds for additional equipment to increase our production capacity as well as additional working capital.  The amount of capital required and the timing will depend on when we need to prepare for initial test marketing and a roll out of our products to any major chain.  If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

There are no minimum requirements under non-cancelable leases at June 30, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

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

Changes in internal controls over financial reporting

We are undertaking efforts to remediate the material weakness identified in our Annual Report for the Year Ended March 31, 2012 filed on Form 10-K.  During the three month period ended June 30, 2012, we hired an additional accounting employee to allow for segregation of duties.  There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of our business exposes us to the potential for legal proceedings related to labor and employment, personal injury, property damage, and environmental matters. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including our assessment of the merits of each particular claim, as well as our current reserves and insurance coverage, we do not expect that any known legal proceeding will in the foreseeable future have a material adverse impact on our financial condition or the results of our operations.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: August 13, 2012	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2012	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)