Form 10-Q
period 2012-09-30
BARFRESH FOOD GROUP INC.
filed 2012-11-14
CIK 1487197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
☐ Yes   ☒ No

As of November 14, 2012, there were 48,566,660 outstanding shares of common stock of the registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$348,110	$420,976
Accounts Receivable	3,814	-
Inventory	1,808	-
Prepaid expenses	20,676	4,000
Total current assets	374,408	424,976
Property plant and equipment	247,116	149,141
Intangible asset, net of amortization	33,075	34,165
Deposits	7,071	-
Deferred offering costs	27,000	-
Total Assets	$688,670	$608,282

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$53,352	$10,896
Accrued expenses	15,601	11,780
Convertible note - related party, net of discount	21,054	-
Convertible Note, net of discount	158,578	-
Total liabilities	248,585	22,676

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 48,566,660 and 37,258,810 shares issued and outstanding at March 31, 2012 and 2011, respectively	49	47
Additional paid in capital	1,780,873	1,174,058
Unearned services	(260,912)	(177,778)
Deficit accumulated during development stage	(1,079,925)	(410,721)
Total stockholders’ equity	440,085	585,606
Total Liabilities and Stockholders’ Equity	$688,670	$608,282

See the accompanying notes to the financial statements

Barfresh Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the six months ended September 30,		For the three months ended September 30,		For the period from December 4, 2009 (Inception) through September 30,
	2012	2011	2012	2011	2012
Revenue	$2,880	$-	$2,880	$-	2,880
Cost of Revenue	2,256	-	2,256	-	2,256
Gross Profit (loss)	624	-	624	-	624

Operating expenses:
General and administrative	634,713	31,467	355,014	18,713	1,042,187
Amortization	7,046	1,090	6,501	545	9,968
Total operating expenses	641,759	32,557	361,515	19,258	1,051,532

Operating (loss)	(641,135)	(32,557)	(360,891)	(19,258)	(1,050,908)

Other expenses
Interest	28,070	-	28,070	-	28,394

Net (loss)	$(669,205)	$(32,557)	$(388,961)	$(19,258)	$(1,079,925)

Per share information - basic and fully diluted:
Weighted average shares outstanding	48,380,492	37,258,810	48,549,269	37,258,810	39,830,237

Net (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.03)

See the accompanying notes to the financial statements

Barfresh Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the six months ended September 30,		For the period from December 4, 2009 (Inception) through September 30,
	2012	2011	2012
Net cash used in operations	$(375,738)	$-	$(742,639)

Cash flow from investing activities:
Purchase of property plant and equipment	(137,128)		(286,269)
Investment in patent	-	-	(37,085)
Net Cash used in investing activities	(137,128)	-	(323,354)

Cash flow from financing activities:
Issuance of convertible notes	440,000	-	440,000
Issuance of common stock for cash	-	-	974,103
Net cash provided by financing activities	440,000	-	1,414,103

Net increase (decrease) in cash	(72,866)	-	348,110
Cash at beginning of period	420,976	-	-
Cash at end of period	$348,110	$-	$348,110

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$324

Non-cash Financing Activities:
Common stock issued for services/stock based compensation	$322,779	$-	$322,779
Fair value of warrants issued with convertible notes	$142,019	$-	$142,019
Value of beneficial conversion of convertible notes	$142,019	$-	$142,019

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and “Company” refer to Barfresh Food Group Inc., including its subsidiaries.  The accompanying unaudited financial statements of Barfresh Food Group Inc. at June 30, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2012.

We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC 915”).  We have generated limited revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin manufacturing and to explore the market for our products in the United States.

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

☐
Acquisition of Barfresh.  We acquired all of the outstanding capital stock of Barfresh in exchange for the issuance of 37,333,328 shares of our $0.000001 par value common stock (“Common Stock”) pursuant to a Share Exchange Agreement between us, our former principal stockholder, Barfresh and the former shareholders of Barfresh.  As a result of this transaction, Barfresh became our wholly owned subsidiary and the former shareholders of Barfresh became our controlling stockholders.  The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Barfresh is considered the acquirer for accounting and financial reporting purposes.  Accordingly, the accompanying consolidated financial statements include the following:

°	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost and;

°
the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

☐
Spin-Out of prior Business. Immediately prior to the acquisition of Barfresh, we spun-out our previous business operations to a former officer, director and principal stockholder, in exchange for all of the shares of our Common Stock held by that person, such shares were cancelled immediately following the acquisition.

☐
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

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

☐	Change of name. Subsequent to the merger we changed the name of the Company from Moving Box Inc. to Barfresh Food Group Inc.

☐
Reverse stock split.  Subsequent to the merger we split our stock whereby our shareholders received four shares of our Common Stock for each share held.  All share amounts included in these financial statements reflect the stock split unless otherwise stated.

Note 2.  Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We are in the development stage and have generated limited operating revenues and have incurred losses to date of $1,085,566.  To date we have funded our operations through advances from a related party and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any  Depreciation is calculated on a straight line basis over the  estimated useful lives of the assets.  The estimated useful lives used for financial statement purposes are:

Furniture and fixtures 5 years
Equipment 10 years

Revenue Recognition
We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collection is reasonably assured.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported.  Actual results may differ from these estimates.

Earnings per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At September 30, 2012 and 2011 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development
Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $12,229 and $7,075, in research and development expenses for the six and three month periods ended September 30, 2012 and 2011, respectively, and $129,202 for the period from inception, December 4, 2009, to September 30, 2012.

Recent Pronouncements
We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

Note 3.  Intangible Assets

As of September 30, 2012, intangible assets consist of patent costs of $37,087 less accumulated amortization of $4,012.

Estimated amortization expense related to the patent as of September 30, 2012 is as follows:

Fiscal Years ending March 31,	Total Amortization
2013	$1,091
2014	2,181
2015	2,181
2014	2,181
2017	2,181
Later years	23,260
$33,075

Note 4.  Property Plant and Equipment

Major classes of property and equipment consist of the following:

	September 30, 2012	March 31, 2012
Furniture and fixtures	$9,829	$-
Equipment	243,242	-
Equipment under construction	-	149,141
	253,071	149,141
Less: accumulated depreciation	(5,955)	-
	$247,116	$149,141

We recorded depreciation expense related to these assets of $5,955for the six months ended September 30, 2012. We did not record any depreciation for prior periods as the equipment was not in service.

Note 5.  Convertible Note (Related and Unrelated)

In August 2012, we closed an offering of $440,000 of Convertible Notes, $50,000 of which was purchased by a significant shareholder of ours.  The notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2013.  In addition the notes are convertible at any time after the original issue date until the note is no longer outstanding, into our $0.000001 par value common stock at a conversion price of $0.372 per share.  We also issued 956,519 warrants to the note holders for the right to purchase shares of our common stock.  Each warrant entitles the holder to purchase one share of our $0.000001, par value common stock, a price of $0.46 per share.  There were 956,519 warrants issued.

In accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), we first calculated the fair value of the warrants issued and then determined the relative value of the note and determined that there was a beneficial conversion feature.

The fair value of the warrant, $0.22 per share, ($209,706 in the aggregate) was calculated using the Black Sholes option pricing model using the following assumptions:

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

Expected life (in years)	3
Volatility	103%
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

The relative value of the warrants to the note was $142,019, which was the amount recorded as a portion of the debt discount.  We also recorded a beneficial conversion feature on the convertible notes of $142,019.  The amounts recorded as debt discount will be amortized over the life of the note, one year, and charged to interest expense.  We estimated the effective interest rate as calculated to be approximately216% but will be paying cash at a rate of 12% per annum.

The balance at September 30, 2012 was comprised of :

Convertible notes payable, related and unrelated parties	$440,000
Unamortized Debt discount	(260,368)
$179,632

Accrued expenses include interest of $4,400.

Note 6. Commitments and Contingencies

We lease office space under non-cancelable operating lease, which commenced on October 1, 2012 and expire October 31, 2014.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2012 are as follows:

Fiscal Years ending March 31,
2013	$33,327
2014	79,985
2015	46,658
$159,970

Rent expense was $2,383 and $794 for the six and three months ended September 30, 2012, respectively.  There was no rent expense for the six and three month periods ended September 30, 2011.

Note 7.  Stockholders’ Equity

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

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

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

During the year ended March 31, 2012 and the six months ended September 30, 2012 we issued 500,000 and 1,100,000 shares of our common stock to non-employees for sales consulting services.  Pursuant to the guidance in ASC Topic 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”), the shares issued are being amortized over the periods of the contracts which range from one to two years.  The shares were valued at the market price on the date of grant.  The aggregate value of the shares was $340,000.  The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.  In addition we issued options to purchase 150,000 shares of our common stock.  The shares are being amortized over the expected exercise period, 3 years.  The fair value of the options, $37,500 was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Expected life (in years)	3
Volatility	107%
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

The contracts provide for the potential issuance of an additional 2,380,000 shares of our common stock, and 920,000 options to purchase common stock at prices to be determined in the future.  The contracts contain performance commitments relating to future revenue and/or earnings.  There are not significantly large disincentives for nonperformance to make the achievement of the goals probable.  None of the goals were achieved during the period ended September 30, 2012, accordingly in accordance with the guidance ASC 505-50 no expense was recognized for these future grants.

During June 30, 2012 we entered into an employment contract with one individual which provided for the issuance of 250,000 shares of our common stock on the effective date of the contract and the potential future issuance of an additional 250,000 shares and options to purchase an additional 625,000 shares of our common stock.  The contract contains performance commitments relating to future revenue.  In accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) the shares were valued at the market price on the date of grant.  The aggregate value of the shares was $112,500 and is being amortized over the expected service period.  The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

The potential shares were valued at the market price at the date of grant, $112,500.  The fair value of the options, $137,500 was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Expected life (in years)	3
Volatility	107%
Risk Free interest rate	0.30%
Dividend yield (on common stock)	-

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

The potential shares and the options are being amortized over the estimated periods in which the performance commitments will be met, 15 to 27 months.  The amount expensed as equity based compensation for the six and three month periods ended September 30, 2012 was $37,292 and $35,330, respectively.

In 2012 we issued 50,000 shares of our common stock to an investment banking firm.  The value of the stock on the date of grant was $27,000.  This amount has been recorded as deferred offering cost.

The following is a summary of outstanding stock options issued to employees as of September 30, 2012 (none were outstanding prior to March 31, 2012 and all were issued during the six month ended September 30, 2012):

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding September 30, 2012	625,000	$1.00	2.73	$137,500
Exercisable	-	$-	-	$-

Note 8.  Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2012:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of common stock	1,333,332	$1.50	4.28	$316,158
Warrants issued in connection with private placement of convertible notes	956,519	$.46	2.9	$209,706

Note 9.  Interest Expense

Interest expense includes direct interest of $4,400, as calculated based and the interest rate stated in the convertible notes.  In addition as more fully described in Note 5 above, interest expense includes non-cash amortization of the debt discount of $29,310.

Note 10.  Income Taxes

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

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

For the six and three month periods ended September  30, 2012 and 2011 and for the period from December 4, 2009 (inception) to September 30, 2012 we did not have any interest and penalties associated with tax positions.  As of September 30, 2012 we did not have any significant unrecognized uncertain tax positions.

Note 11.  Business Segments

We operate in only one segment and geographic location.

Note 12.  Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the unaudited financial statements of Barfresh for its three and six months ended September 30, 2012 and 2011.  The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Barfresh’s financial condition and operations; however, they are not indicative of the Company’s future performance.

Overview

We are a company engaging in the manufacturing and distribution of ready to blend beverages, particularly, smoothies.  We have generated limited revenue to date.  We have been developing flavor profiles of our smoothies that we believe will be appealing to tastes in the United States.  We have been in discussions with a number of companies including both large and small quick service restaurant (‘QSR”) chains and national food services companies that serve alternative venues such as stadiums, arenas and universities with national footprints in the United States and have reached preliminary agreements with three potential customers to begin testing in the near future.  We are in ongoing negotiations with a number of other companies.  In addition, as a result of having our website up and running we have received a significant number of new inquires about our products.

We are in the development stage and have not as yet generated operating revenues and have incurred losses from our inception, December 4, 2009, to September 30, 2012 of $1,079,925.

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

In August 2012, we closed an offering of $440,000 of Convertible Notes, $50,000 of which was purchased by a significant shareholder of ours.  The notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2013.  In addition the notes are convertible at any time after the original issue date until the note is no longer outstanding, into our $0.000001 par value common stock at a conversion price of $0.372 per share.  We also issued 956,519 warrants to the note holders for the right to purchase shares of our common stock.  Each warrant entitles the holder to purchase one share of our $0.000001, par value common stock, a price of $0.46 per share.  There were 956,519 warrants issued.

Plan of Operations

Our plan is to initially utilize contract manufacturers to manufacture product in the United States.  Ice cream manufacturers are ideal for our product.  We have reached an agreement with a manufacturing facility and have provided the proprietary manufacturing machinery to the manufacturer’s production facility.  We have completed testing of the manufacturing line and have begun producing products.  We have shipped product to potential customers to be used in trials and have made one sale to date.

Although we do have not a contract with any suppliers for the raw materials needed to manufacture smoothie packs we believe that there are a significant number of sources available and do not anticipate becoming dependent on any one supplier.

We have appointed one sales agents and two employee to sell our product.  The process of obtaining orders from potential customers will likely follow the following process.

●   Meeting with and introducing products to customer
●   Developing flavor profiles for the specific customer
●   Participate in test marketing of the product with the flavors developed for the customer
●   Agree to a roll out schedule for the customer.

Although we have preliminary agreements meetings with a three potential customers and have begun to develop flavor profiles for others, we have no assurance that we will supply any chain with our products.

In addition to the large retail fast food and fast casual chains we will sell to food distributors that supply products to the food services market place.

There can be no assurance that we will not become dependent on one or a few major customers.

Critical accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We are in the development stage and have not as yet generated operating revenues and have incurred losses to date of $1,079,925.  To date we have funded our operations through advances from a related party and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any.  Depreciation is calculated on a straight line basis over the  estimated useful lives of the assets.  The estimated useful lives used for financial statement purposes are:

Furniture and fixtures 5 years
Equipment 10 years

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported.  Actual results may differ from these estimates.

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collection is reasonably assured.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At September 30, 2012 and 2011 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $12,229 and $7,075, in research and development expenses for the six and three month periods ended September 30, 2012 and 2011, respectively, and $129,202 for the period from inception, December 4, 2009, to September 30, 2012.

Results of Operations

Results of Operation for the Six and Three Month Periods Ended September 30, 2012 As Compared to the Six and Three Month Periods Ended June 30, 2011

Revenue

We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC 915”).  The Company has not generated any significant revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin manufacturing and to explore the market for our products in the United States.

Operating expenses

Our operations during the six and three month periods ended September 30, 2012 and 2011 have been limited to developing flavor profiles of our product, setting up a manufacturing facility, setting up a sales force and negotiating agreements.

Our operations during the six months ended September 30, 2012 and 2011 and for the period from inception, December 4, 2009, to September 30, 2012 and have not generated significant revenues.  Our revenue for the Six months ended September 30, 2012 was $2,880, which was all generated in the three months ended September 30 2012.  Cost of revenue for the period was $2,256.  The cost of revenue was extremely high as a result of transportation costs for a small shipment.  Our products are delivered by freezer trucks.  We anticipate that as we shipments increase our transportation costs will significantly decrease and cost of revenue will decrease.

We had net losses of $669,205 and $32,557 for the six months ended September 30, 2012 and 2011, $388,961 and $19,258 for the three months ended September 30, 2012 and 2011, and $1,079,925, for the period from inception, December 4, 2009, to September 30, 2012, respectively.

The following is a breakdown of our general and administrative expenses for the six months ended September 30, 2012 and 2011 are as follows:

	Six months ended September 30,
	2012	2011	Difference
Consulting fees	$382,680	$-	$382,680
Legal and professional fees	63,188	-	63,188
Travel	48,839	24,392	24,447
Stock based compensation/options	37,292	-	37,292
Research and development	12,229	7,075	5,154
Marketing and selling	25,616	-	25,616
Personnel costs	21,185	-	21,185
Other expenses	43,684	-	43,684
	$634,713	$31,467	603,246

During the six months ended September 30, 2012 we had from three to five consultants providing services to us.  Included in the amount for consulting services is $127,315 which represents equity based expenses during that period and not a cash outlay.  During the six months ended September 30, 2012 three of the consultants provided sales consulting services, one provided engineering services and one is provided operational services.  We are in the process of hiring employees to fill future positions.  We anticipate consulting expenses to remain consistent or increase slightly in the future.

Legal and professional fees relate to Securities and Exchange Commission (“SEC”) compliance and contract negotiation regarding consultants and manufacturing.

Travel expenses are being incurred primarily related to selling expenses and the business startup.

Marketing and selling expenses primarily consist of cost of product branding.

Personnel cost represent the cost of employees.  As of September 30, 2012 we have 5 employees, two of which were previously consultants.

Other expenses consist of ordinary operating expenses such as office, telephone, investor relations, and related to transfer agents.

Liquidity and Capital Resources

As of September 30, 2012 we had working capital of $125,823.  During the six months ended September 30, 2012 we used cash of $375,738 in operations, $137,128 for investment in equipment and we received $440,000 in cash form the issuance of convertible notes..

Our operations to date have been financed by the sale of securities and by the issuance of convertible debt.  In order to meet our operational goals we will need funds for additional equipment to increase our production capacity as well as additional working capital.  The amount of capital required and the timing will depend on when we need to prepare for initial test marketing and a roll out of our products to any major chain.  If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

At September 30, 2012, minimum requirements under non-cancelable leases were:

Fiscal Years ending March 31,
2013	$33,327
2014	79,985
2015	46,658
$159,970

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

Not required because we are a smaller reporting company.

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

Changes in internal controls over financial reporting

We are undertaking efforts to remediate the material weakness identified in our Annual Report for the Year Ended March 31, 2012 filed on Form 10-K.  During the three month period ended September 30, 2012, we developed written procedures related to the accounting processes for our revenue and purchasing cycles.  There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 29, 2012, we sold $440,000 of Convertible Promissory Notes.  The purchasers were a group of private accredited investors; $50,000 was purchased by a significant shareholder of the company.  The total consideration received was $440,000 and there were no expenses associated with the sale.

The notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2013.  In addition the notes are convertible at any time after the original issue date until the note is no longer outstanding, into our $0.000001 par value common stock at a conversion price of $0.372 per share.  If all shares are converted we will issue 1,182,796 shares.  We also issued 946,519 warrants to the note holders for the right to purchase shares of our common stock.  Each warrant entitles the holder to purchase one share of our $0.000001, par value common stock, a price of $0.46 per share.  There were 956,519 warrants issued.

No underwriter was used in this transaction. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition.

During the three months ended September 30, 2012 we issued 50,000 shares of our common stock to an investment banker in exchange for entering into an investment banking contract.

No underwriter was used in this transaction. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the investor was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the Company’s business. A restrictive legend was placed on the certificate evidencing the securities issued in this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.		Description

31.1		Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: November 14, 2012	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)