Form 10-Q
period 2012-12-31
BARFRESH FOOD GROUP INC.
filed 2013-02-05
CIK 1487197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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
☐ Yes   ☒ No

As of February 4, 2012, there were 49,266,660 outstanding shares of common stock of the registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$196,775	$420,976
Accounts Receivable	7,515	-
Inventory	5,800	-
Prepaid expenses	1,420	4,000
Total current assets	211,510	424,976
Property plant and equipment	253,369	149,141
Intangible asset, net of amortization	32,530	34,165
Deposits	7,071	-
Deferred offering costs	27,000	-
Total Assets	$531,480	$608,282

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$82,719	$10,896
Accrued expenses	101,326	11,780
Deferred rent liability	5,866	-
Advance from related party	30,272	-
Convertible note - related party, net of discount	28,482	-
Convertible Note, net of discount	222,159	-
Total liabilities	470,824	22,676

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 49,266,660 and 47,166,660 shares issued and outstanding at December 31, 2012 and March 31, 2011, respectively	49	47
Additional paid in capital	2,070,391	1,174,058
Unearned services	(254,662)	(177,778)
Deficit accumulated during development stage	(1,755,122)	(410,721)
Total stockholders’ equity	60,656	585,606
Total Liabilities and Stockholders’ Equity	$531,480	$608,282

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the nine months ended December 31,		For the three months ended December 31,		For the period from December 4, 2009 (Inception) through December 31,
	2012	2011	2012	2011	2012
Revenue	$7,488	$-	$4,608	$-	$7,488
Cost of Revenue	6,115	-	3,859	-	6,115
Gross Profit	1,373	-	749	-	1,373

Operating expenses:
General and administrative	1,216,059	55,177	581,346	23,929	1,623,534
Depreciation and amortization	17,436	1,635	10,390	545	20,358
Total operating expenses	1,233,495	56,812	591,736	24,474	1,643,892

Operating (loss)	(1,232,122)	(56,812)	(590,987)	(24,474)	(1,642,519)

Other expenses
Interest	112,279	219	84,209	-	112,603

Net (loss)	$(1,344,401)	$(57,031)	$(675,196)	$(24,474)	$(1,755,122)

Per share information - basic and fully diluted:
Weighted average shares outstanding	48,574,767	37,272,580	48,658,372	37,300,119	37,615,801
Net (loss) per share	$(0.03)	$0.00	$(0.01)	$0.00	$(0.05)

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the nine months ended December 31,		For the period from December 4, 2009 (Inception) through December 31,
	2012	2011	2012

Net cash used in operations	$(541,246)	$(57,031)	$(908,147)

Cash flow from investing activities:
Purchase of property plant and equipment	(153,227)	-	(302,368)
Investment in patent	-	(2)	(37,085)
Net Cash used in investing activities	(153,227)	(2)	(339,453)

Cash flow from financing activities:
Advance from related party	30,272	-	30,272
Issuance of convertible notes	440,000	-	440,000
Issuance of common stock for cash	-	-	974,103
Net cash provided by financing activities	470,272	-	1,444,375

Net increase (decrease) in cash	(224,201)	(11,571)	196,775
Cash at beginning of period	420,976	-	-
Cash at end of period	$196,775	$(11,571)	$196,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$324

Non-cash Financing Activities:
Common stock issued for services/stock based compensation	$479,797	$-	$679,837
Fair value of warrants issued with convertible notes	$142,019	$-	$142,019
Value of beneficial conversion of convertible notes	$142,019	$-	$142,019

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries.  The accompanying unaudited financial statements of Barfresh Food Group Inc. at December 31, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2012. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2012 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2012.

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

☐	Acquisition of Barfresh. We acquired all of the outstanding capital stock of Barfresh in exchange for the issuance of 37,333,328 shares of our $0.000001 par value common stock (“Common Stock”) pursuant to a Share Exchange Agreement between us, our former principal stockholder, Barfresh and the former shareholders of Barfresh. As a result of this transaction, Barfresh became our wholly owned subsidiary and the former shareholders of Barfresh became our controlling stockholders. The transaction was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Barfresh is considered the acquirer for accounting and financial reporting purposes. Accordingly, the accompanying consolidated financial statements include the following:

	●	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost and;

	●	the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

		♦	Spin-Out of prior Business. Immediately prior to the acquisition of Barfresh, we spun-out our previous business operations to a former officer, director and principal stockholder, in exchange for all of the shares of our Common Stock held by that person, such shares were cancelled immediately following the acquisition.

		♦	Financing Transaction. Immediately following the acquisition of Barfresh, we completed two closings of a private offering of units consisting of an aggregate of (i) 1,333,332 shares of our Common Stock and (ii) warrants to purchase 1,333,332 shares of Common Stock, which have a five-year term and a per share exercise price of $1.50. The aggregate purchase price of the units was $999,998, less expenses of $26,895.

		♦	Change of name. Subsequent to the merger we changed the name of the Company from Moving Box Inc. to Barfresh Food Group Inc.

		♦	Reverse stock split. Subsequent to the merger we split our stock whereby our shareholders received four shares of our Common Stock for each share held. All share amounts included in these financial statements reflect the stock split unless otherwise stated.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

Note 2.  Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We are in the development stage and have generated limited operating revenues and have incurred losses to date of $1,755,122.  In addition, our current liabilities exceed our current assets by $259,314.  To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any  Depreciation is calculated on a straight line basis over the  estimated useful lives of the assets. Leasehold improvements are being amortized over the shorter of the useful life of the asset or the lease term that includes any expected renewal periods that are deemed to be reasonably assured.  The estimated useful lives used for financial statement purposes are:

Furniture and fixtures: 5 years
Equipment: 7 years
Leasehold improvements: 2 years

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

Earnings per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At December 31, 2012 and 2011 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

Research and Development
Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $55,233 and $19,434, in research and development expenses for the nine month periods ended December 31, 2012 and 2011, respectively, and $43,004 and $12,359 in research and development expenses for the three month periods ended December 31, 2012 and 2011, respectively, and $172,206 for the period from inception, December 4, 2009, to December 31, 2012.

Rent Expense
We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $5,866 at December 31, 2012 and will be charged to rent expense over the life of the lease.  There was no deferred rent as of March 31, 2012.

Recent Pronouncements
We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3.  Intangible Assets

As of December 31, 2012 and March 31, 2012, intangible assets consist of patent costs of $37,087, less accumulated amortization of $4,557 and $2,022 at December 31, 2012 and March 31, 2012, respectively.

Estimated amortization expense related to the patent as of December 31, 2012 is as follows:

Fiscal Years ending March 31,	Total Amortization
2013	$546
2014	2,181
2015	2,181
2014	2,181
2017	2,181
Later years	23,260
$32,530

Note 4.  Property Plant and Equipment

Major classes of property and equipment consist of the following:

	December 31, 2012	March 31, 2012
Furniture and fixtures	$11,070	$-
Equipment	254,800	-
Leasehold Improvements	3,300	-
Equipment under construction	-	149,141
	269,170	149,141
Less: accumulated depreciation	(15,801)	-
	$253,369	$149,141

We recorded depreciation expense related to these assets of $15,801 and $9,846 for the nine and three months ended December 31, 2012. We did not record any depreciation for prior periods as the equipment was not in service.

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

The relative value of the warrants to the note was $142,019, which was the amount recorded as a portion of the debt discount.  We also recorded a beneficial conversion feature on the convertible notes of $142,019.  The amounts recorded as debt discount will be amortized over the life of the note, one year, and charged to interest expense.  We estimated the effective interest rate as calculated to be approximately 216% but will be paying cash at a rate of 12% per annum.

The balance at December 31, 2012 was comprised of:

Convertible notes payable, related and unrelated parties	$440,000
Unamortized Debt discount	(189,359)
$250,641

Accrued expenses include interest of $17,600.

Note 6.  Advance from Related Party

During December 2012 we received a cash advance from a relative of an officer of the Company.  The advance bears no interest and will be repaid as soon as cash flow permits.

Note 7.  Commitments and Contingencies

We lease office space under non-cancelable operating lease, which commenced on October 1, 2012 and expire October 31, 2014.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

The aggregate minimum requirements under non-cancelable leases as of December 31, 2012 are as follows:

Fiscal Years ending March 31,
2013	$19,996
2014	79,985
2015	39,993
$139,974

Rent expense was $21,984 and $19,602 for the nine and three month periods ended December 31, 2012, respectively.  There was no rent expense for the nine and three month periods ended December 31, 2011.

Note 8.  Stockholders’ Equity

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

In February, 2012 we approved an amendment to our Articles of Incorporation whereby each share of our Common Stock, either issued or outstanding prior to that date, will be converted into four shares of our Common Stock.  The number of authorized shares will remain the same at 95,000,000 shares.

During the year ending March 31, 2012, we sold 1,333,332 shares of our Common Stock at a price of $0.75 per share with gross proceeds of $999,998.  We incurred $26,895 of cost associated with the offering which was deducted from the proceeds.  The net proceeds of $973,103 were recorded as equity by us.  In addition to the Common Stock, the purchasers received warrants to purchase an aggregate of 1,333,332 shares of our Common Stock at a purchase price of $1.50 per share.  The warrants are exercisable for a period of 5 years.

The fair value of the warrants, $316,158, was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Expected life (in years)	5
Volatility	106.5%
Risk Free interest rate	0.92%
Dividend yield (on common stock)	-

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

During the year ended March 31, 2012 and the nine months ended December 31, 2012 we issued 500,000 and 1,300,000 shares of our common stock to non-employees for various consulting services.  Pursuant to the guidance in ASC Topic 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”), the shares issued are being amortized over the periods of the contracts which range from one to two years.  The shares were valued at the market price on the date of grant.  The aggregate value of the shares was $457,000.  The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.  In addition we issued options to purchase 150,000 shares of our common stock.  The shares are being amortized over the expected exercise period, 3 years.  The fair value of the options, $37,500 was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Expected life (in years)	3
Volatility	107%
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

The contracts provide for the potential issuance of an additional 2,380,000 shares of our common stock, and 920,000 options to purchase common stock at prices to be determined in the future.  The contracts contain performance commitments relating to future revenue and/or earnings.  There are not significantly large disincentives for nonperformance to make the achievement of the goals probable.  None of the goals were achieved as of December 31, 2012, and in accordance with the guidance ASC 505-50 no expense was recognized for these future grants.

During June 2012, we entered into an employment contract with one individual, which provided for the issuance of 250,000 shares of our common stock on the effective date of the contract and the potential future issuance of an additional 250,000 shares and options to purchase an additional 625,000 shares of our common stock.  The contract contains performance commitments relating to future revenue.  In accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) the shares were valued at the market price on the date of grant.  The aggregate value of the shares was $112,500 and is being amortized over the expected service period.  The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

The potential shares were valued at the market price at the date of grant, $112,500.  The fair value of the options, $137,500 was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Expected life (in years)	3
Volatility	107%
Risk Free interest rate	0.30%
Dividend yield (on common stock)	-

The potential shares and the options are being amortized over the estimated periods in which the performance commitments will be met, 15 to 27 months.  The amount expensed as equity based compensation for the nine and three month periods ended December 31, 2012 was $72,622 and $35,330, respectively.

In August 2012, we issued 50,000 shares of our common stock to an investment banking firm.  The value of the stock on the date of grant was $27,000.  This amount has been recorded as deferred offering cost and will be included in the cost of an offering.  If we do not complete an offering in the near future, we will charge the amount to general and administrative expenses.

We are in the process of attempting to raise additional capital.  In that regard, we are offering units, consisting of one share of common stock and a three year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.60 per share (“Unit” or “Units”).  We sold 150,000 units representing 500,000 shares and warrants to purchase 250,000 shares for total consideration of $150,000 less $17,500 in cost.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

The following is a summary of outstanding stock options issued to employees as of December 31, 2012 (none were outstanding prior to March 31, 2012 and all were issued during the nine month ended December 31, 2012):

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding December 31, 2012	625,000	$1.00	2.48	$137,500
Exercisable	-	$-	-	$-

Note 9.  Outstanding Warrants

The following is a summary of all outstanding warrants as of December 31, 2012:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of common stock	1,333,332	$1.50	4.03	$316,158
Warrants issued in connection with private placement of convertible notes	956,519	$0.46	2.65	$209,706
Warrants issued in connection with private placement of common stock	250,000	$0.60	3	$53,253

Note 10.  Interest Expense

Interest expense includes direct interest of $17,600, $13,200, and $17,600 for the nine and three month periods ended December 31, 2012 and for the period from December 4, 2009 (inception) to December 31, 2012, respectively, calculated based on the interest rate stated in the convertible notes.

In addition as more fully described in Note 5 above, interest expense includes non-cash amortization of the debt discount of $94,679, $65,369 and $94,679, for the nine and three month periods ended December 31, 2012 and for the period from December 4, 2009 (inception) to December 31, 2012, respectively.

Note 11.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of December 31, 2012, the estimated effective tax rate for the year will be zero.

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

For the nine and three month periods ended December 31, 2012 and 2011 and for the period from December 4, 2009 (inception) to December 31, 2012 we did not have any interest and penalties associated with tax positions.  As of December 31, 2012 we did not have any significant unrecognized uncertain tax positions.

Barfresh Food Group Inc.
(Formerly Moving Box Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Continued)

Note 12.  Business Segments

We operate in only one segment and geographic location.

Note 13.  Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the unaudited financial statements of the Company for the nine and three months ended December 31, 2012 and 2011.  The financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance.

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

We are in the development stage and have not as yet generated significant operating revenues and have incurred losses from our inception, December 4, 2009, to December 31, 2012 of $1,755,122.

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

To date we have funded our operations through advances from a related party offering of convertible notes and issuances of our common stock. In January 2012, we completed an Offering of units consisting of an aggregate of (i) 1,333,332 shares of our common stock and (ii) Warrants to purchase 1,333,332 shares of common stock which have a five-year term and an initial per share exercise price of $1.50.  The price per unit was $0.75 for an aggregate Purchase Price of $999,998.

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

We are in the process of attempting to raise additional capital.  In that regard, we are offering units, consisting of one share of common stock, par value $0.000001 (each a “Share” and collectively the “Common Stock”), and a three year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.60 per share (“Unit” or “Units”).  In December, 2012 we sold 150,000 Units representing 500,000 Shares and warrants to purchase 250,000 Shares for total consideration of $150,000 less $17,500 in cost.

Plan of Operations

Our plan is to utilize contract manufacturers to manufacture product in the United States.  Ice cream manufacturers are ideal for our product.  We have reached an agreement with a manufacturing facility and have provided the proprietary manufacturing machinery to the manufacturer’s production facility.  We have completed testing of the manufacturing line and have begun producing products.  We have shipped product to potential customers to be used in trials and have made two sale to date.

Although we do not have a contract with any suppliers for the raw materials needed to manufacture smoothie packs we believe that there are a significant number of sources available and we do not anticipate becoming dependent on any one supplier.

We have three employees selling our product.  The process of obtaining orders from potential customers will likely follow the following process:

●	Meeting with and introducing products to customer

●	Developing flavor profiles for the specific customer

●	Participate in test marketing of the product with the flavors developed for the customer

●	Agree to a roll out schedule for the customer.

Although we have agreements with a three potential customers, representing approximately 9,000 outlets, to develop flavors and test our products and have begun to develop flavor profiles for others, we have no assurance that we will supply any chain with our products.

In addition to the large retail fast food and fast casual chains we will sell to food distributors that supply products to the food services market place.

There can be no assurance that we will not become dependent on one or a few major customers.

Critical Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We are in the development stage and have not as yet generated significant operating revenues and have incurred losses to date of $1,755,122.  In addition, our current liabilities exceed our current assets by $259,314.  To date we have funded our operations through advances from a related party and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Intangible Assets

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any  Depreciation is calculated on a straight line basis over the  estimated useful lives of the assets. Leasehold improvements are being amortized over the shorter of the useful life of the asset or the lease term that includes any expected renewal periods that are deemed to be reasonably assured.  The estimated useful lives used for financial statement purposes are:

Furniture and fixtures: 5 years
Equipment: 7 years
Leasehold improvements: 2 years

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At December 31, 2012 and 2011 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $55,233 and $19,434, in research and development expenses for the nine month periods ended December 31, 2012 and 2011, respectively, and $43,004 and $12,359 in research and development expenses for the three month periods ended December 31, 2012 and 2011, respectively, and $172,206 for the period from inception, December 4, 2009, to December 31, 2012.

Results of Operations

Results of Operation for the Nine Month Period Ended December 31, 2012 as Compared to the Nine Month Period Ended December 31, 2011
(References to 2012 and 2011 are to the nine month periods ended December 31, 2012 and 2011 respectively, unless otherwise specified.)

Revenue

We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC 915”).  The Company has not generated any significant revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin manufacturing, producing product samples and marketing our products.

Our operations during 2012 and 2011 have not generated significant revenues.  Our revenue for 2012 was $7,488.  There was no revenue in 2011.

Cost of revenue for 2012 was $6,115.  The cost of revenue was extremely high as a result of transportation costs for small shipments.  Our products are delivered by freezer trucks.  We anticipate that as the size of shipments increase our transportation costs will significantly decrease and cost of revenue will decrease.

Operating expenses

Our operations during 2012 and 2011 have been limited to developing flavor profiles of our product, setting up a manufacturing facility, producing products, setting up a sales force and negotiating agreements.

We had net losses of $1,344,401 and $57,031 for the nine months ended December 31, 2012 and 2011, respectively, and $1,755,122 for the period from inception, December 4, 2009 to December 31, 2012.

The following is a breakdown of our general and administrative expenses for the nine month periods ended December 31, 2012 and 2011:

	Nine Month Periods ended December 31,
	2012	2011	Difference
Consulting fees	$459,831	$-	$459,831
Personnel costs	220,350	-	220,350
Legal and professional fees	110,623	11,000	99,623
Stock based compensation/options	130,433	-	130,433
Travel	98,233	24,392	73,841
Research and development	55,233	19,434	35,799
Investor and public relations	34,031	-	34,031
Marketing and selling	33,838	-	33,838
Other expenses	73,487	351	73,137
	$1,216,059	$55,177	$1,160,883

During 2012 we had from three to five consultants providing services to us.  Included in the amount for consulting services is $234,805 which represents equity based expenses during that period and not a cash outlay.  During 2012 two of the consultants provided sales consulting services, one provided engineering services and two provided operational services.  We are in the process of hiring employees to fill future positions.  We anticipate consulting expenses to remain consistent or increase slightly in the future.

Personnel cost represent the cost of employees.  As of December 31, 2012 we had 5 employees, two of which were previously consultants.

Legal and professional fees relate to Securities and Exchange Commission (“SEC”) compliance, financing legal expenses, and contract negotiation regarding consultants and manufacturing.

Stock based compensation represents the amortization of compensation paid in the form of stock options or stock grants.  During 2012 we issued 250,000 shares of our common stock, the value of which $112,500 is being amortized over a two year period.  In addition. one employee has option and future stock grants to receive or purchase 1,000,000 shares of our common stock.  The intrinsic value of 250,000 is being amortized over a three year period

Travel expenses are being incurred primarily related to selling expenses and the business startup.

Research and development represent the cost of developing flavor profiles of our products and the development of future equipment.

Investor and public relations represent cost of informing the public of the developments of the Company and also developing public awareness of our products.

Marketing and selling expenses primarily consist of cost of product branding.

Other expenses consist of ordinary operating expenses such as office, telephone, investor relations, and related to transfer agents.  These costs have increased as our business has grown.  We anticipate additional increases in these expenses.

Results of Operation for the Three Month Period Ended December 31, 2012 as Compared to the Three Month Period Ended December 31, 2011
(References to 2012 and 2011 are to the three month periods ended December 31, 2012 and 2011 respectively, unless otherwise specified.)

Revenue

Our operations during 2012 and 2011 have not generated significant revenues.  Our revenue for 2012 was $4,608.  There was no revenue in 2011.

Cost of revenue for 2012 was $3,859.  The cost of revenue was extremely high as a result of transportation costs for small shipments.  Our products are delivered by freezer trucks.  We anticipate that as the size of shipments increase our transportation costs will significantly decrease and cost of revenue will decrease.

Operating Expenses

Our operations during 2012 and 2011 have been limited to developing flavor profiles of our product, setting up a manufacturing facility, producing products, setting up a sales force and negotiating agreements.

We had net losses of $675,196 and $24,474 for the three month periods ended December 31, 2012 and 2011, respectively.

The following is a breakdown of our general and administrative expenses for the three month periods ended December 31, 2012 and 2011:

	Three Month Periods ended December 31,
	2012	2011	Difference
Consulting fees	$106,837	$-	$106,837
Personnel costs	199,165	-	199,165
Legal and professional fees	47,435	11,000	36,435
Stock based compensation/options	63,455	-	63,455
Travel	43,349	-	43,349
Research and development	43,004	12,359	30,645
Marketing and selling	7,847	-	7,847
Investor and public relations	28,719	-	28,719
Other expenses	41,535	570	41,535
	$581,346	$23,929	$557,417

Activity during 2011 was limited.

During the three month period ended December 31, 2012 we had from three to five consultants providing services to us.  Included in the amount for consulting services is $83,170 which represents equity based expenses during that period and not a cash outlay.  During the 2012, two of the consultants provided sales consulting services, one provided engineering services and two provided operational services.  We are in the process of hiring employees to fill future positions.  We anticipate consulting expenses to remain consistent or increase slightly in the future.

Personnel cost represent the cost of employees.  As of December 31, 2012 we had 5 employees, two of which were previously consultants.

Legal and professional fees relate to SEC compliance, financing legal expenses, and contract negotiation regarding consultants and manufacturing.

Stock based compensation represents the amortization of compensation paid in the form of stock options or stock grants.  During 2012 we issued 200,000 shares of our common stock, the value of which $108,000 is being amortized over a two year period.

Travel expenses are being incurred primarily related to selling expenses and the business startup.

Research and development represent the cost of developing flavor profiles of our products and the development of future equipment.

Investor and public relations represent cost of informing the public of the developments of the Company and also developing public awareness of our products.

Marketing and selling expenses primarily consist of cost of product branding.

Other expenses consist of ordinary operating expenses such as office, telephone, investor relations, and related to transfer agents.  These costs have increased as our business has grown.  We anticipate additional increases in these expenses.

Liquidity and Capital Resources

As of December 31, 2012 we had negative working capital of $259,314.  During the nine months ended December 31, 2012 we used cash of $541,246 in operations, $153,227 for investment in equipment and we received $470,272 in cash from the issuance of convertible notes and advances from related party.

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

At December 31, 2012, minimum requirements under non-cancelable leases were:

Fiscal Years ending March 31,
2013	$19,996
2014	79,985
2015	39,993
$139,974

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

Changes in internal controls over financial reporting

We are undertaking efforts to remediate the material weakness identified in our Annual Report for the Year Ended March 31, 2012 filed on Form 10-K.  During the three month period ended December 31, 2012, we developed written procedures related to the accounting processes for our revenue and purchasing cycles.  There were no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2012 we issued 200,000 shares of our common stock to consulting firm in exchange for entering into a consulting contract.

No underwriter was used in this transaction. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as the investor was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in the Company’s business. A restrictive legend was placed on the certificate evidencing the securities issued in this transaction.

During the three months ended December 31, 2012 we sold 500,000 shares of our common stock and warrants to purchase 250,000 shares of our common stick to an investor for gross proceeds of $150,000.  We incurred legal costs of $17,500 in connection with the sale.

No underwriter was used in this transaction. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition.

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

BARFRESH FOOD GROUP INC.

Date: February 5, 2013	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: February 5, 2013	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)