Form 10-K
period 2013-03-31
BARFRESH FOOD GROUP INC.
filed 2013-07-01
CIK 1487197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: not available.  As of June 20, 2013, the aggregate market value of the voting and no-voting common equity held by non-affiliates was $4,350,333.

As of June 20, 2013, there were 51,966,660 outstanding shares of common stock of the registrant.

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

 PART I

Item 1. Business.

Business Overview

Barfresh Food Group Inc. (“we,” “us,” “our,” “Barfresh,” and the “Company”) is a company engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.  We hold the technology, and a Canadian patent and a United States patent pending for a sealed pack of ingredients for an individual smoothie.

In January of 2012 we engaged in a reverse merger transaction and became a public company.

Our products are portion controlled ready to blend beverage ingredient packs (“Beverage Packs”), suitable for smoothies, shakes, and frappes.  They contain all of the ingredients necessary to make the beverage, including the base, (either sorbet, frozen yogurt or ice cream), fruit pieces, juices, and ice.  Ingredients used are natural, no syrups or powders.

We have spent the last year building the foundation to launch this product line institutionally to Quick Serve Restaurants (“QSR”), casual dining establishments and food service organizations.

We have installed and commissioned our first production line in Salt Lake City, Utah.

We have created unique recipes for our entire beverage line-up.  This also provides the platform for future complimentary products to QSRs.  Only a few major chains such as, McDonald’s, Burger King and Starbucks have launched chain wide smoothie programs – and their success is prompting other chains to institute similar product offerings – providing a very significant potential market for Barfresh to tap.  Our Beverage Packs provide the opportunity to QSRs to add frozen beverages to their menus without a significant investment in equipment or restaurant redesign.  All that is needed is a blender and a freezer, which most restaurants have.  Simply add water, empty the packet into a blender, blend and serve.

We have commenced generating sales with some small customers while at the same time developing customized flavors for large customers.

We have had flavors approved for some of our targeted large QSR chains and we have commenced shipping saleable product.

We have hired 3 Business Development professionals with extensive experience and relationships in the Beverage industry.

We have also signed a third party sales agency agreement with Restaurant Link which will add another 21 business development professionals to our sales efforts.

Our Corporate History and Background

We were incorporated on February 25, 2010 in the State of Delaware.  The Company was originally formed to acquire scripts for movie opportunities, to produce the related movies and to sell, lease, license, distribute and syndicate the movies and develop other related media products related to the movies.  As the result of a merger, more fully described below, we are now engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.

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

●
Spin-Out of prior Business. Immediately prior to the acquisition of Barfresh, we spun-out our previous business operations to a former officer, director and principal stockholder, in exchange for all of the shares of our Common Stock held by that person.  Such shares were cancelled immediately following the acquisition.

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

Additional financing transactions:

In August 2012, we closed an offering of $440,000 of Convertible Notes, $50,000 of which was purchased by a significant shareholder of ours.  The notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2013.  In addition the notes are convertible at any time after the original issue date until the note is no longer outstanding, into our common stock at a conversion price of $0.372 per share.  We also issued 956,519 warrants to the note holders for the right to purchase shares of our common stock.  Each warrant entitles the holder to purchase one share of our common stock, at a price of $0.46 per share.  No proceeds of this offering will be used to repay the notes.

During the period from December 31, 2012 until May 10, 2013 we sold common stock units at a price of $0.25 per unit.  Each unit consists of one share of common stock and a three year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units”).  We sold 3,200,000 units representing 3,200,000 shares and warrants to purchase 1,600,000 shares for total consideration of $800,000.

Our Products

Our products are portion controlled beverage ingredient packs, suitable for Smoothies, Shakes and Frappes that can also be utilized for cocktails and mocktails.  They contain all of the ingredients necessary to make either a smoothie, shake or frappe including the ice.  All of the ingredients used are real, no syrups or powders.  Simply add water, empty the packet into a blender, blend and serve.

The following shows our product with the package opened:

During the past 12 months we have completed the development of our product range and we now have the following flavors available for sale as part of our standard line:

Smoothies:

Shakes:

Frappes:

In addition to our standard product range we are also currently working on customized flavor profiles for some of our key accounts.

Some of the key benefits of our products for the operators that use it include:

-           Portion controlled
-           Zero Waste
-           Product consistency – every time you make a smoothie
-           Unitized Inventory
-           Long Shelf life (24 months)
-           There is little to no capital investment necessary
-           Very quick to make (less than 60 seconds)
-           Ability to itemize the ingredients of the smoothie on their menus
-           Products require less retail space

Some of the key benefits of our products for the end consumers that drink our products include:

-           All Natural
-           No Artificial Colors
-           No Artificial Flavors
-           From as little as 150 calories (per serving)
-           At least ¼ cup of real fruit per serving
-           Dairy free options
-           Kosher approved
-           Gluten Free

Customer Marketing Material

We have developed a range of consumer marketing materials that assist our customers in selling their blended beverages. Examples of our “SMOO” branded marketing materials are detailed below.

Plan of Operation

Manufacturing
Our plan is to utilize contract manufacturers to manufacture our products in the United States.  Ice cream manufacturers are best suited for our products.  Our first production line has been installed and commissioned in Salt Lake City.  It  is currently producing products being sold to our customers as well as new product development for new large customers.

We intend to appoint sales agents either as employees or independent contractors to sell our product.  We have already hired three sales consultants with experience in the beverage industry.

In order to achieve our planned growth we will expand manufacturing capabilities by engaging additional contract manufacturers located across the Unites States.  The plan is to strategically locate those facilities in close proximity to our major customers’ distribution centers.

Customer Acquisition Strategy
Our plan is to work with small and large chains to develop specific programs for their blended beverage platform. Our product offers a unique solution to making blended beverages that allows these chains to participate and have a high quality blended beverage offering. In addition, we are also able to offer equipment programs for these chains where the franchisees have a zero upfront cost for any equipment needed (blender and freezer if required). This comes at an additional cost on top of our product cost and is paid off over a multiyear agreement which the customer signs up for. We have been able to work with our equipment partners where they will also participate in the equipment financing to coincide with the customer contract to minimize the equipment capital requirements to service the customer. By having such a program available for our customers enables the chain to mandate the program into all of their locations as well as enables the franchisor to allocate national marketing monies to promote the program.

Distributor Strategy (Push Pull)
Push into distribution (by chain)
As a result of working with the chains this forces our product into distribution with the food service distributors without having to pay the expensive slotting fees or having to spend a significant amount of money working the street business for each distribution house to ensure compliance. This is a proven model whereby the chain instructs the distributor to carry our products for their chain as one of their new products.

Pull from distribution
Once the product is in the distributor warehouse and available for distribution we are then able to work with the distributor’s sales team to pull additional customers that they are already servicing. This avoids new product slotting fees and minimum case volumes as the product is supported by the chain account.

This is the most efficient way to achieve mass distribution and has already proven successful as we gained distribution with Roma for the chain called “In the Sauce Brands”. We are now working with the distributor on distribution into 10 other warehouses and we are currently discussing marketing strategies with each of the sales teams from each distribution center.

This model is being replicated with each of our chain customers, including a large account that spans across both the US and Canada which we are on the cusp of servicing. This will enable us to generate even greater support from distributors as market penetration of our product grows.

Barfresh’s target markets include:

●           36 national restaurant chains with 1,000 plus outlets each representing 140,000 outlets in total.
●           29 large regional restaurant chains with 500 to 999 outlets each representing 18,400 outlets in total.
●           75 midsized regional restaurant chains with 200 to 500 outlets each representing 25,400 outlets in total.
●           171 small regional restaurant chains with 50 to 200 outlets each representing 18,200 outlets in total.
●           Local identified restaurants with 1 to 50 outlets each representing 4,900 outlets in total.
●           Food distribution companies.
●           Independent food outlets.
●          Other food services venues such as sporting arenas, colleges and universities, schools and hospitals.
●           Retail grocery packs via supermarkets.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $103,293 and $113,820, in research and development expenses for the year ended March 31, 2013 and 2012, respectively, and $220,266 for the period from inception, December 4, 2009, to March 31, 2013.

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

Our ability to offer customers equipment packages with no upfront cost is a significant competitive advantage and will assist us in gaining traction in the market and securing long term agreements with our customers.

There may also be new entrants to the smoothie market which may alter the current competitor landscape.

Intellectual Property

In December of 2009, we entered into a contract whereby entities controlled by the original two shareholders of Barfresh would assign to us certain intellectual property related to certain patent applications filed in the United States (Patent Application number 11/660415) and Canada (Patent Application number 2577163) in respect to the ingredient pack for an individual smoothie.  The United States patent was originally filed on December 4, 2007 and its current status is patent pending.  The Canadian patent was originally filed on August 16, 2005 and it has been granted.  The transfer of the intellectual property was completed in November 2011.

Governmental Approval and Regulation

We are not aware of the need for any governmental approvals of our products.

Since we will initially be utilizing a contract manufacturer, regulations of the United States Food and Drug Administration as they apply to the manufacturing will be the responsibility of the contract manufacturers.  Before entering into any manufacturing contract, we will determine that the manufacturer has met all government requirements.

We will be subject to certain labeling requirements as to the contents and nutritional information of our products.

Environmental Laws

We do not believe that we will be subject to any environmental laws, either state or federal.  Any laws concerning manufacturing will be the responsibility of the contract manufacturer.

Employees

As of June 20, 2013, we had 5 full time or part time employees.  From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A. Risk Factors.

Risks Related to Our Business

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability. These operating losses have been generated whilst we market to potential customers. We cannot guarantee that we will become profitable.  Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect the Company’s business, including our ability to raise additional funds.

A worsening of economic conditions or a decrease in consumer spending may adversely impact our ability to implement our business strategy.

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. While there are signs that conditions may be improving, there is no certainty that this trend will continue or that credit and financial markets and confidence in economic conditions will not deteriorate again. Accordingly, we may experience continuing declines in revenue during economic turmoil or during periods of uncertainty. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in restaurants visited, could have a material adverse effect on our revenue, results of operations, business and financial condition.

The challenges of competing with the many food services businesses may result in reductions in our revenue and operating margins.

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers across all four day parts. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers across all day parts, or changes in our menu that eliminate items popular with some consumers could harm our business. We compete with other smoothie and juice bar retailers, specialty coffee retailers, yogurt and ice cream shops, bagel shops, fast-food restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the four day parts, ranging from coffee bars and bakery cafés to casual dining chains. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, as evidenced by McDonald’s Corporation’s inclusion of fruit smoothies on their menu, could reduce our revenue and operating margins. We also compete with other employers in our markets for hourly workers and may become subject to higher labor costs as a result of such competition.

Fluctuations in various food and supply costs, particularly fruit and dairy, could adversely affect our operating results.

Supplies and prices of the various products that we are going to use can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries.

These factors subject us to shortages or interruptions in product supplies, which could adversely affect our revenue and profits. In addition, the prices of fruit and dairy, which are the main ingredients in our products, can be highly volatile. The fruit of the quality we seek tends to trade on a negotiated basis, depending on supply and demand at the time of the purchase. An increase in pricing of any fruit that we are going to use in our products could have a significant adverse effect on our profitability. In addition, higher diesel and gasoline prices may affect our supply or transportation costs and may affect our revenue going forward. We cannot assure you that we will be able to secure our fruit supply. Declines in sales may also adversely affect our business to the extent we have long-term purchase commitments in excess of our needs.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our working capital deficiency, recurring net losses and negative cash flows from operations and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Our business depends substantially on the continuing efforts of our senior management and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends on the continued service of our senior management and other key employees. If one or more of our senior executives are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how, and key employees.

Our senior management’s limited experience managing a publicly traded company may divert management’s attention from operations and harm our business.

Our senior management team has relatively limited experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis.  Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

We may be unable to attract and retain qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. As we become a more mature company in the future, we may find recruiting and retention efforts more challenging. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

Product liability exposure may expose us to significant liability.

We may face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects.  We may not be able to avoid significant liability exposure.  Although we believe our insurance coverage to be adequate, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost.  An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance.  Even if we avoid liability exposure, significant costs could be incurred that could hurt our financial performance and condition.

Our inability to protect our intellectual property rights may force us to incur unanticipated costs.

Our success will depend, in part, on our ability to obtain and maintain protection in the United States and other countries for certain intellectual property incorporated into our products.  Our intellectual properties may be challenged, narrowed, invalidated or circumvented, which could limit our ability to prevent competitors from marketing similar solutions that limit the effectiveness of our patent protection and force us to incur unanticipated costs.  In addition, existing laws of some countries in which we may provide services or solutions may offer only limited protection of our intellectual property rights.

Our products may infringe the intellectual property rights of third parties, and third parties may infringe our proprietary rights, either of which may result in lawsuits, distraction of management and the impairment of our business.

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims.  Third parties could assert infringement claims against us in the future.  Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.  Royalty or licensing agreements, if required, might not be available on terms acceptable to us, or at all.  We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks.  If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology.  Our failure to develop or license a substitute technology could prevent us from selling our products.

We will incur increased costs as a result of being a public company.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board (the “PCAOB”), impose additional reporting and other obligations on public companies. We expect that compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously.  For example, we will adopt new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our accountants identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be difficult and expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on the Company’s board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in corporate governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and administrative fees significantly. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with our company, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in countries in which we conduct our business. However, our employees or other agents may engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Riccardo Delle Coste and Steven Lang have voting control over matters submitted to a vote of the stockholders, and they may take actions that conflict with the interests of our other stockholders and holders of our debt securities.

In connection with the Share Exchange, Riccardo Delle Coste and Steven Lang, through the entities that they controlled, received a total of 37,333,328 shares of our common stock. Accordingly, Riccardo Delle Coste and Steven Lang, together, control more than 50% of the votes eligible to be cast by stockholders in the election of directors and generally.  As a result, Messrs. Delle Coste and Lang have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions, following the Share Exchange.

Our common stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB, which is a significantly more limited trading market than the New York Stock Exchange, NYSE MKT (formerly the American Stock Exchange) or the NASDAQ Stock Market.  The quotation of the Company’s shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCQB which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

If we are unable to adequately fund our operations, we may be forced to voluntarily file for deregistration of our common stock with the SEC.

Compliance with the periodic reporting requirements required by the SEC consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us.  We estimate that we will incur approximately $175,000 in costs in connection with compliance with the periodic reporting requirements required by the SEC on an annual basis.  If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be forced to deregister with the SEC.  If we file for deregistration, our common stock will no longer be listed The OTCQB, and it may suffer a decrease in or absence of liquidity as after the deregistration process is complete, our common stock will only be tradable on the “Pink Sheets.”

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through internal growth, by acquiring subscribers email lists, or by establishing strategic relationships with targeted customers and vendor.  In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership.  We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, the Company’s common stock is quoted in the OTCQB and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCQB stocks and certain major brokerage firms restrict their brokers from recommending OTCQB stocks because they are considered speculative, volatile and thinly traded.  The OTCQB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting.  Thus, there is currently no broadly followed and established trading market for the Company’s common stock.  An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock has been and may continue to be limited and sporadic.  As a result of such trading activity, the quoted price for the Company’s common stock on the OTCQB may not necessarily be a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of the Company’s common stock and as a result, the market value of our common stock likely would decline.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition, the OTCBB is subject to extreme price and volume fluctuations in general.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our common stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Our Board of Directors’ ability to issue undesignated preferred stock and the existence of anti-takeover provisions may depress the value of our common stock.

Our authorized capital includes 5,000,000 shares of undesignated preferred stock.  Our Board of Directors has the power to issue any or all of the shares of preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking stockholder approval.  Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations.”  Our Board of Directors may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated stock and the anti-takeover provisions of Delaware law, as well as any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of us that are not approved by our Board of Directors.  As a result, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price, voting and other rights of the holders of common stock may also be affected.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business.  Therefore, our stockholders will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in 90 Madison Street, Suite 701, Denver, Colorado 80206.  The executive office is co-located with the office of Corporate Finance Group, a company that is owned by our Chief Financial Officer.  In addition, we lease office space at 8530 Wilshire Blvd., Suite 450, Beverly Hills, CA 90121.

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

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)
September 30, 2012	0.73	.030
December 31, 2012	0.58	0.22
March 31, 2013	0.44	0.22
June 30, 2013 (until June 20, 2013)	0.33	0.22

Holders

At June 20, 2013, there were 51,966,660 shares of our common stock outstanding. Our shares of common stock are held by approximately 30 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

Pursuant to Subscription Agreements dated December 31, 2012, February 1, 2013, March 5, 2013, March 21, 2013, March 29, 2013, April 9, 2013, April 28, 2013, May 3, 2013 and May 9, 2013, we issued 3,200,000 shares of our common stock to certain accredited investors for gross proceeds of $800,000.  We also issued to these investors 1,600,000 warrants to purchase our common stock at an exercise price of $0.50 per share.  The warrants have a three year term. The shares were issued in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) and Regulation D, Rule 506 of the Securities Act promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the 4th quarter of 2013.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal years ended March 31, 2013 and 2012.  The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Barfresh’s financial condition and operations; however, they are not indicative of the Company’s future performance.  See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

We are a company engaging in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.  We hold the technology, and a Canadian patent and a United States patent pending for a sealed pack of ingredients for an individual smoothie.  We have generated limited revenue to date.  We have been developing flavor profiles of our smoothies that we believe will be appealing to tastes in the United States.  We have been in discussions with a number of companies including both large and small quick service restaurant (‘QSR”) chains and national food services companies that serve alternative venues such as stadiums, arenas and universities with national footprints in the United States and have reached preliminary agreements with three potential customers to begin testing in the near future.  We are in ongoing negotiations with a number of other companies.  In addition, as a result of having our website up and running we have received a significant number of new inquires about our products.

We are in the development stage and have not as yet generated significant operating revenues and have incurred losses from our inception, December 4, 2009, to March 31, 2013 of $2,446,709.

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

To date, we have funded our operations through the sale of our common stock, issuance of convertible debt, and advances from a related party.  In January 2012, we completed an offering of units consisting of an aggregate of (i) 1,333,332 shares of our common stock and (ii) warrants to purchase 1,333,332 shares of common stock which have a five-year term and an initial per share exercise price of $1.50.  The price per unit was $0.75 for an aggregate purchase price of $999,998.

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

During December 2012 through March 31, 2013 we sold (i) 1,600,000 shares of our common stock and (ii) warrants to purchase 800,000 shares of common stock which have a three-year term and an initial per share exercise price of $0.50.  The price per unit was $0.25 for an aggregate purchase price of $400,000.  Subsequent to March 31, 2013 we sold an additional (i) 1,600,000 shares of our common stock and (ii) warrants to purchase 800,000 shares of common stock which have a three-year term and an initial per share exercise price of $0.50.  The price per unit was $0.25 for an aggregate purchase price of $400,000.  The total aggregate consideration for this offering was $800,000.  We incurred cost of the offering of $17,500, for net proceeds of $785,000.  The offering has been completed.

During December 2012 we received a cash advance from a relative of an officer of the Company in the amount of $30,272.  The advance bears no interest and will be repaid as soon as cash flow permits.

Plan of Operations

Our plan is to utilize contract manufacturers to manufacture our products in the United States.  Ice cream manufacturers are best suited for our products.  Our first production line has been installed and commissioned in Salt Lake City and is currently producing products being sold to our customers as well as new product development for new large customers.

Although we do not have a contract with any suppliers for the raw materials needed to manufacture smoothie packs we believe that there are a significant number of sources available and we do not anticipate becoming dependent on any one supplier. As demand for our range of products grows, we will look to contract a level of our raw material requirements to ensure continuity of supply.

We currently have two employees selling our product.  The process of obtaining orders from potential customers will likely follow the following process:

●	Meeting with and introducing products to customer

●	Developing flavor profiles for the specific customer

●	Participate in test marketing of the product with the flavors developed for the customer

●	Agree to a roll out schedule for the customer.

Although we have agreements with three potential customers, representing approximately 9,000 outlets, to develop flavors and test our products and have begun to develop flavor profiles for others, we have no assurance that we will supply any chain with our products.

In addition to the large retail fast food and fast casual chains, we will sell to food distributors that supply products to the food services market place.

There can be no assurance that we will not become dependent on one or a few major customers.

Critical Accounting Policies

The financial statements included in this have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We are in the development stage and have generated limited operating revenues and have incurred losses to date of $2,446,709.  In addition, our current liabilities exceed our current assets by $445,543.  To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Research and Development
Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $103,293 and $113,820, in research and development expenses for the year ended March 31, 2013 and 2012, respectively, and $220,266 for the period from inception, December 4, 2009, to March 31, 2013.

Rent Expense
We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $5,066 at March 31, 2013 and will be charged to rent expense over the life of the lease.  There was no deferred rent as of March 31, 2012.

Results of Operations

Results of Operation for the Year Ended March 31, 2013 as Compared to the Year Ended March 31, 2012
(References to 2013 and 2012 are to the years ended March 31, 2013 and 2012 respectively, unless otherwise specified.)

Revenue
We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC 915”).  Through March 31, 2013, the Company has not generated any significant revenue and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin manufacturing, producing product samples and marketing our products.  Subsequent to March 31, 2013 we began shipping product to a major QSR chain for them to begin conducting tests.

Our operations during 2013 and 2012 have not generated significant revenues.  Our revenue for 2013 was $8,928.  There was no revenue in 2012.

Cost of revenue for 2013 was $8,884.  The cost of revenue was extremely high as a result of transportation costs for small shipments.  Our products are delivered by freezer trucks.  We anticipate that as the size of shipments increase our transportation costs will significantly decrease and cost of revenue will decrease.

Operating expenses
Our operations during 2013 and 2012 have been limited to developing flavor profiles of our product, setting up a manufacturing facility, producing products, setting up a sales force and negotiating agreements.

We had net losses of $2,035,988 and $345,880 for 2013 and 2012, respectively, and $2,446,709 for the period from inception, December 4, 2009 to March 31, 2013.

All of our general and administrative expenses increased significantly as we grew the business and is not necessarily indicative of the rate of future growth.

The following is a breakdown of our general and administrative expenses for 2013 and 2012:

	For the years ended March 31,
	2013	2012	Difference
Consulting fees	$569,514	$82,429	$487,085
Personnel costs	434,747	-	434,747
Legal and professional fees	173,353	53,440	119,913
Travel	156,921	58,197	98,724
Stock based compensation/options	103,488	-	103,488
Research and development	103,293	113,820	(10,527)
Marketing and selling	82,817	16,012	66,805
Investor and public relations	70,202	-	70,202
Rent	38,119	-	38,119
Other expenses	71,713	19,477	52,236
	$1,804,167	$343,375	$1,460,792

Consulting fees increased $487,085 (591%) from $82,429 in 2012 to $569,514 in 2013.  During 2013 and 2012, we had from three to five consultants providing services to us.  Included in the amount for consulting services is $235,833 and $16,666 which represents equity based expenses during 2013 and 2012, respectively, and not a cash outlay.  During 2013, two of the consultants provided sales consulting services, one provided engineering services and two provided operational services.

We are in the process of hiring employees to fill future positions.  We anticipate consulting expenses to remain consistent or increase slightly in the future.

Personnel cost represent the cost of employees.  As of March 31, 2013 we had 5 employees, two of which were previously consultants.  There were no employees during 2012.

Legal and professional fees increased $119,913 (224%) from $53,440 in 2012 to $173,353 in 2013.  Legal and professional fees relate to Securities and Exchange Commission (“SEC”) compliance, financing legal expenses, and contract negotiation regarding consultants and manufacturing.

Travel expenses increased $98,724 (170%) from $58,197 in 2012 to $156,921 in 2013.  Travel expenses are being incurred primarily related to selling expenses and the business startup.

Stock based compensation represents the amortization of compensation paid in the form of stock options or stock grants.  During 2013 we issued 250,000 shares of our common stock, the value of which $112,500 is being amortized over a one year period.  In addition, the employee has option and future stock grants to receive or purchase 875,000 shares of our common stock.  The estimated value of 237,500 is being amortized over a three year period

Research and development expenses decreased $10,527 (9.2%) from $113,820 in 2012 to $103,293 in 2013. Research and development represent the cost of developing flavor profiles of our products and the development of future equipment.  We anticipated continuing cost in future periods the amounts of which cannot be estimated at this point in time.

Marketing and selling expenses primarily consist of cost of product branding.

Investor and public relations represent cost of informing the public of the developments of the Company and also developing public awareness of our products.

Rent expense is primarily for our location in Beverly Hills, California.  Our rent expense is approximately $6,700 per month.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs,  These costs have increased as our business has grown.  We anticipate additional increases in these expenses.

Results of Operation for the Year Ended March 31, 2012 As Compared to the Year Ended March 31, 2011
(References to 2012 and 2011 are to the years ended March 31, 2013 and 2012 respectively, unless otherwise specified.)

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

The following is a breakdown of our general and administrative expenses:

	Years Ended March 31,
	2012	2011	Difference
Research and Development	$113,820	$3,153	$110,667
Marketing and selling	16,012	4,355	11,657
Consulting fees	82,429	0	82,429
Travel	58,197	17,152	41,045
Legal and professional	53,440	15,500	37,940
Exchange gain or loss	11,846	0	11,846
Other general and administrative	7,631	22,940	(15,309)
	$343,375	$63,100	$280,275

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

Liquidity and Capital Resources

As of March 31, 2013 we had negative working capital of $445,543.  During the year ended March 31, 2013 we used cash of $992,241 in operations, $195,550 for investment in equipment, and we received $382,500 for the sale of our common stock and warrants, $440,000 in cash from the issuance of convertible notes and $30,272 in advances from related party.

Subsequent to March 31, 2013 we sold an additional (i) 1,600,000 shares of our common stock and (ii) warrants to purchase 800,000 shares of common stock which have a three-year term and an initial per share exercise price of $0.50.  The price per unit was $0.25 for an aggregate purchase price of $400,000.  The offering has been completed.

Our operations to date have been financed by the sale of securities and by the issuance of convertible debt.  In order to meet our operational goals we will need funds for additional equipment to increase our production capacity as well as additional working capital.  The amount of capital required and the timing will depend on when we need to prepare for initial test marketing and a roll out of our products to any major chain.  If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.  We are in the process of raising addition equity capital through a placement agent.  We are attempting to raise up to $2,000,000 with the assistance of a placement agent.  We are offering up to 8,000,000 units at a purchase price of $0.25 per unit.  Each unit will consist of (i) 1 share of our common stock and (ii) one warrant to purchase 1 share of common stock which has a three-year term and an initial per share exercise price of $0.50.  There are no assurances that we will raise any additional funds through this offering.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2013 are as follows:

Fiscal Years ending March 31,
2014	79,985
2015	39,993
$119,978

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Outlook

Other than as disclosed above, we do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, our liquidity increasing or decreasing in any material way.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements begin on Page F-1

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

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

The matters involving internal control over financial reporting that our management considered to be material weaknesses was a lack of segregation of duties as we have an inadequate number of personnel to properly implement control procedures.

The aforementioned material weakness was identified by our chief executive officer and chief financial officer in connection with their review of our financial statements as of March 31, 2013.

Management believes that the material weakness set forth above did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	34	President, Chief Executive Officer and Chairman
Steven Lang	60	Director
Arnold Tinter	68	Chief Financial Officer, Secretary and Director

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

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary on January 10, 2012.  Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc, is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation.  He provides Chief Financial Officer (“CFO”) services to a number of public companies, including Barfresh Food Group Inc., LifeApps Digital Media Inc. and Arvana Inc.  From 2006 to 2010 he has provided CFO services to Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation.  From May 2001 to May 2003, he served as CFO of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he served as that company’s Chief Executive Officer. Prior to 1990 Mr. Tinter was Chief Executive Officer of Source Venture Capital, a holding company with investments in the gaming, printing, retail industries.  Mr. Tinter currently serves as a director of Lifeapps Digital Media Inc., a public company.  Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

Qualifications: Mr. Tinter has over 40 years’ experience as a Certified Public Accountant and a financial consultant.  During his career, he served on a number of Boards of Directors of public companies.

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

We have determined that none of our directors are “independent” as defined by applicable SEC rules and NASDAQ Stock Market listing standards.

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

Item 11.  Executive Compensation.

The following tables provide certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended March 31, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Riccardo Delle Coste Principal Executive Officer, CEO	2013 2012	36,450 30,000							36,450 30,000

Arnold Tinter Principal Accounting Officer, CFO	2013 2012	48,000 20,000							48,000 20,000

Outstanding Equity Awards at Fiscal Year-End Table

At March 31, 2013, the Company had no outstanding equity awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of June 20, 2013 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June20, 2013.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of June 20, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Barfresh Food Group, Inc, 90 Madison Street, Denver CO 80206.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
	Executive Officers and Directors
Common Stock	Riccardo Delle Coste (2) President, Chief Executive Officer and Chairman	19,209,769	36.8%
Common Stock	Steven Lang (3) Director	18,966,964	36.5%
Common Stock	Arnold Tinter Chief Financial Officer, Secretary and Director	400,000	.8%
Common Stock	All directors and executive officers as a group (3 persons)	38,333,328	73.9%

	Other 5% Shareholders:
	None

(1)	Based on 51,966,660 shares of common stock issued and outstanding as of June 20, 2013.
(2)
Includes 18,966,664 shares which are held in the name of R.D. Capital Holdings Pty Limited, of which Mr. Delle Coste is the Managing Director; and 134,409 shares upon conversion and 108,896 shares upon warrants exercise, which relate to convertible debt in the name of Smoo PTY ATF The Delle Coste Family Trust, of which Mr. Delle Coste is a trustee.

(3)	The 18,966,664 shares are held in the name of Sidra Pty Limited, of which Mr. Lang is the Managing Director.

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

●
During the period beginning April 1, 2010 and ending March 31, 2013, a related party which is under common control of our two principal shareholders made advances to us of $144,011.  These advances are non-interest bearing.  As of March 31, 2013, we repaid these advances.  The company under common control is located in Australia and is in the same line of business that we are in however they do not conduct business in the United States or Canada.

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

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended March 31, 2013 and 2012 were as follows.

	Fiscal 2013	Fiscal 2012
Audit fees	$10,000	$8,500
Audit related fees	9,180
Tax fees	-	-
All other fees	-	-
Total	$19,180	$8,500

Audit Fees.  The aggregate fees billed for the years ended March 31, 2013 and 2012 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended March 31, 2013 and 2012 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended March 31, 2013 and 2012 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended March 31, 2013 and 2012 were for services other than the services described above.

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm – Eide Bailly LLP	F-2
Consolidated Balance Sheets as of March 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and for the period from Inception, December 4, 2009 through March 31, 2013	F-4
Consolidated Statement of Stockholders’ Deficit for the period from Inception, December 4, 2009 through March 31, 2013	F-5
Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012and for the period from Inception, December 4, 2009 through March 31, 2013	F-6
Notes to the Consolidated Financial Statements	F-7 - F-15

(2)	Financial Statement Schedules

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

BARFRESH FOOD GROUP INC.

Date: July 1, 2013	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: June 28, 2013	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	President, Chief Executive Officer and Director	July 1, 2013
Riccardo Delle Coste	(Principal Executive Officer)

/s/ Arnold Tinter	Chief Financial Officer, Secretary and Director	July 1, 2013
Arnold Tinter	(Principal Financial Officer)

/s/Steven Lang	Director	July 1, 2013
Steven Lang

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm – Eide Bailly LLP	F-2
Consolidated Balance Sheets as of March 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended March 31, 2013 and 2012 and for the period from Inception, December 4, 2009 through March 31, 2013	F-4
Consolidated Statement of Stockholders’ Deficit for the period from Inception, December 4, 2009 through March 31, 2013	F-5
Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012 and for the period from Inception, December 4, 2009 through March 31, 2013	F-6
Notes to the Consolidated Financial Statements	F-7 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Barfresh Food Group Inc.

We have audited the accompanying consolidated balance sheets of Barfresh Food Group Inc. (a Development Stage Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended March 31, 2013 and 2012, and for the period December 4, 2009 (inception) through March 31, 2013. Barfresh Food Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barfresh Food Group Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended March 31, 2013 and 2012, and for the period December 4, 2009 (inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

Greenwood Village, CO
June 28, 2013

Barfresh Food Group Inc.
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash	$85,957	$420,976
Accounts Receivable	7,413	-
Receivable from related party	13,540	-
Inventory	12,712	-
Prepaid expenses	226,602	4,000
Total current assets	346,224	424,976
Property plant and equipment	311,496	149,141
Intangible asset, net of amortization	31,985	34,165
Deposits	10,731	-
Total Assets	$700,436	$608,282

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$247,682	$10,896
Accrued expenses	187,096	11,780
Deferred rent liability	5,066	-
Advances from related party	30,272	-
Convertible note - related party, net of discount	36,551	-
Convertible note, net of discount	285,100	-
Total liabilities	791,767	22,676

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 50,366,660 and 47,166,660 shares issued and outstanding at March 31, 2013 and 2012, respectively	50	47
Additional paid in capital	2,355,328	1,174,058
Unearned services	-	(177,778)
Deficit accumulated during development stage	(2,446,709)	(410,721)
Total stockholders’ equity (deficit)	(91,331)	585,606
Total Liabilities and Stockholders’ Equity (Deficit)	$700,436	$608,282

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the period from
			December 4, 2009 (Inception)
	For the year ended March 31,		through March 31,
	2013	2012	2013
Revenue	$8,928	$-	8,928
Cost of Revenue	8,884	-	8,884
Gross Profit (loss)	44	-	44

Operating expenses:
General and administrative	1,804,167	343,375	2,211,642
Depreciation and amortization	35,376	2,181	38,298
Total operating expenses	1,839,543	345,556	2,249,940

Operating loss	(1,839,499)	(345,556)	(2,249,896)

Other expenses
Interest expense	196,489	324	196,813

Net (loss)	$(2,035,988)	$(345,880)	$(2,446,709)

Per share information - basic and fully diluted:
Weighted average shares outstanding	48,707,429	39,412,250	41,145,112

Net (loss) per share	$(0.04)	$(0.01)	$(0.06)

See the accompanying notes to the consolidated financial statements

Barfresh Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
For the Period From December 4, 2009 (Inception) to March 31, 2013

	Common Stock		Additional paid in	Unearned	Deficit Accumulated During Development
	Shares	Amount	capital	services	Stage	Total
Common stock, $0.000001 par value (restated), representing shares outstanding of the accounting acquirer at its inception	37,258,810	$37	$963	$-	$-	$1,000
Net loss for the period from December 4, 2009 to March 31, 2011	-	-	-	-	(64,841)	(64,841)
Balance March 31, 2011	37,258,810	37	963	-	(64,841)	(63,841)
Issuance of common stock by accounting acquirer in exchange for intellectual property	74,518	-	2	-	-	2
Effect of reverse merger and recapitalization	8,000,000	8	(8)	-	-	-
Issuance of common stock and warrants for cash, net of expenses of $26,895	1,333,332	2	973,101	-	-	973,103
Issuance of stock for services to non-employee	500,000	-	200,000	(200,000)	-	-
Amortization of unearned services	-	-	-	22,222	-	22,222
Net loss for the year ended March 31, 2012	-	-	-	-	(345,880)	(345,880)
Balance March 31, 2012	47,166,660	47	1,174,058	(177,778)	(410,721)	585,606
Issuance of common stock and warrants for cash, net of expenses of $17,500	1,600,000	2	382,498	-	-	382,500
Issuance of stock for services to non-employees	1,350,000	1	283,999	(100,000)	-	184,000
Issuance of stock for services to employee	250,000	-	112,500	-	-	112,500
Amortization of unearned services	-	-	-	131,111	-	131,111
Stock based compensation	-	-	118,235	-	-	118,235
Effect of beneficial conversion and issuance of warrants in relation to convertible debt	-	-	284,038	-	-	284,038
Vested stock previously issued for services classified as prepaid	-	-	-	146,667	-	146,667
Net loss for the year ended March 31, 2013	-	-	-	-	(2,035,988)	(2,035,988)
Balance March 31, 2013	50,366,660	$50	$2,355,328	$-	$(2,446,709)	$(91,331)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended March 31,		For the period from December 4, 2009 (Inception) through March 31,
	2013	2012	2013
Cash flow from operating activities:
Net loss for the period	$(2,035,988)	$(345,880)	$(2,446,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,195	-	33,195
Amortization of unearned services	131,111	22,222	153,333
Stock based compensation	118,235	-	118,235
Stock issued for services	217,658	-	217,658
Amortization of patent	2,180	2,181	5,102
Amortization of debt discount	165,689	-	165,689
Changes in operating assets and liabilities
Accounts receivable	(7,413)	-	(7,413)
Receivable from related party	(13,540)	-	(13,540)
Inventory	(12,712)	-	(12,712)
Prepaid expenses	2,907	(4,000)	(1,093)
Deposits	(10,731)	-	(10,731)
Accounts payable	236,786	10,896	247,682
Accrued expenses	175,316	11,780	187,096
Deferred rent	5,066	-	5,066
Amounts due to related parties	-	(100,185)	-
Net cash used in operations	(992,241)	(402,986)	(1,359,142)

Cash flow from investing activities:
Purchase of equipment	(195,550)	(149,141)	(344,691)
Investment in patent	-	-	(37,085)
Net Cash used in investing activities	(195,550)	(149,141)	(381,776)

Cash flow from financing activities:
Proceeds from short term debt from related party	30,272	20,000	50,272
Repayment of short term debt		(20,000)	(20,000)
Issuance of convertible notes	440,000	-	440,000
Issuance of common stock and warrants for cash	382,500	973,103	1,356,603
Net cash provided by financing activities	852,772	973,103	1,826,875

Net increase (decrease) in cash	(335,019)	420,796	85,957
Cash at beginning of period	420,976	-	-
Cash at end of period	$85,957	$420,976	$85,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$324	$324

Non-cash Financing Activities:
Common stock issued for services/stock based compensation	$514,735	$200,000	$714,735
Fair value of warrants issued with convertible notes	$142,019	$-	$142,019
Value of beneficial conversion of convertible notes	$142,019	$-	$142,019

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

Barfresh Food Group Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware.  The Company was originally formed to acquire scripts for movie opportunities, to produce the related movies and to sell, lease, license, distribute and syndicate the movies and develop other related media products related to the movies.  As the result of a merger, more fully described below, we are now engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.

We are in the development stage as defined under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (“ASC 915”).  We have generated limited revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise.  Our operations have been limited to acquiring the necessary technology to begin manufacturing and to explore the market for our products in the United States. We have begun shipping our products on a limited basis.

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

Barfresh Food Group Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Note 2.  Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We are in the development stage and have generated limited operating revenues and have incurred losses to date of $2,446,709.  In addition, our current liabilities exceed our current assets by $445,543.  To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses, amounts due to a related party and convertible notes. The carrying value of our financial instruments approximates their fair value due to their short maturities.

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

Furniture and fixtures: 5 years
Equipment: 3-7 years
Leasehold improvements: 2 years

Barfresh Food Group Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

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

All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures.  The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by us, such as those used for internal budgets, discussions with third parties, and/or reporting to management or the board of directors.  However, projecting the cash flows for the impairment analysis involves significant estimates with regard to the acceptance of our products, and it is reasonably possible that the estimates of cash flows may change in the near term.  There has been no impairment as of March 31, 2013.

Revenue Recognition
We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collection is reasonably assured.

Research and Development
Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $103,293 and $113,820, in research and development expenses for the year ended March 31, 2013 and 2012, respectively, and $220,266 for the period from inception, December 4, 2009, to March 31, 2013.

Rent Expense
We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $5,066 at March 31, 2013 and will be charged to rent expense over the life of the lease.  There was no deferred rent as of March 31, 2012.

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

For the years ended March 31, 2013 and 2012 and for the period from December 4, 2009 (inception) to March 31, 2013 we did not have any interest and penalties associated with tax positions.  As of March 31, 2013 and 2012, we did not have any significant unrecognized uncertain tax positions.

Earnings per Share
We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At March 31, 2013 and 2012 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Recent Pronouncements
We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Barfresh Food Group Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Note 3.  Property Plant and Equipment

Major classes of property and equipment consist of the following:

	March 31,
	2013	2012
Furniture and fixtures	$11,070	$-
Equipment	330,321	-
Leasehold Improvements	3,300	-
Equipment under construction	-	149,141
	344,691	149,141
Less: accumulated depreciation	(33,195)	-
	$311,496	$149,141

We recorded depreciation expense related to these assets of $33,195 for the year ended March 31, 2013. We did not record any depreciation for prior periods as the equipment was not in service.

Note 4.  Intangible Assets

As of March 31, 2013 and 2012, intangible asset consists of patent costs of $37,087 less accumulated amortization of $5,102 and $2,922, respectively.  In December of 2009, we entered into a contract whereby our two shareholders agreed to assign to us certain intellectual property related to certain patent applications filed in the United States and Canada in respect to the ingredient pack for an individual smoothie.  The assignment was completed in November 2011.  Since the patents were acquired from shareholders of the Company, we recorded the patents at the transferors’ historical cost basis determined under GAAP.

The amounts carried on the balance sheet represent legal fees and similar costs relating to the patents incurred by the company.  The original filing date of the patent was December 4, 2007 and expires on December 3, 2027.  Amortization is calculated based on the above dates.  The amount charged to expenses for amortization of the patent costs was $2,180 for the years ended March 31, 2013 and 2012, respectively, and $5,102 for the period from inception, December 4, 2009, to March 31, 2013.

Estimated amortization expense related to the patent as of March 31, 2013 is as follows:

Fiscal Years ending March 31,	Total Amortization
2014	$2,181
2015	2,181
2014	2,181
2017	2,181
2018	2,181
Later years	21,080
$31,985

Note 5. Receivable from and Advance from Related Party

During August 2012 we advanced $64,615 to a company in Australia. Certain shareholders, officer and directors, have interests in both our company and the Australian company. The advance was made to cover anticipated expenses incurred by us in Australia. We incurred expenses of $51,075. The balance of $13,540 is shown as a current asset as we expect to incur additional expenses within the next fiscal year.

During December 2012 we received a cash advance from a relative of an officer of the Company. The advance bears no interest and will be repaid as soon as cash flow permits.

Barfresh Food Group Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Note 6.  Convertible Note (Related and Unrelated)

In August 2012, we closed an offering of $440,000 of Convertible Notes, $50,000 of which was purchased by a significant shareholder of ours.  The notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2013.  In addition the notes are convertible at any time after the original issue date until the note is no longer outstanding, into our $0.000001 par value common stock at a conversion price of $0.372 per share.  We also issued 956,519 warrants to the note holders for the right to purchase shares of our common stock.  Each warrant entitles the holder to purchase one share of our $0.000001, par value common stock, at a price of $0.46 per share.

In accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), we first calculated the fair value of the warrants issued and then determined the relative value of the note and determined that there was a beneficial conversion feature.

The fair value of the warrant, $0.22 per share, ($209,706 in the aggregate) was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	103%
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

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

The balance at March 31, 2013 was comprised of:

Convertible notes payable, related and unrelated parties	$440,000
Unamortized Debt discount	(118,349)
$321,651

Accrued expenses include interest of $30,800.

Note 7.  Commitments and Contingencies

We lease office space under non-cancelable operating lease, which commenced on October 1, 2012 and expires October 31, 2014.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2013 are as follows:

Fiscal Years ending March 31,
2014	79,985
2015	39,993
$119,978

Rent expense was $38,119 for the year ended March 31, 2013.  There was no rent expense incurred for the year ended March 31, 2012 or prior.

Note 8.  Stockholders’ Equity

As stated in Note 1, these financial statements are presented as if the merger took place at the beginning of the periods presented.  All share amounts have been restated and are as if the stock split as discussed below took place at the beginning of the period.

Barfresh Food Group Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

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

The fair value of the warrants, $316,158, was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the warrants has been included in the total additional paid in capital on the consolidated statement of equity. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	5
Volatility (based on a comparable company)	106.5%
Risk Free interest rate	0.92%
Dividend yield (on common stock)	-

During the years ended March 31, 2013 and 2012, we issued 1,350,000 and 500,000 shares of our common stock to non-employees for various consulting services.  Pursuant to the guidance in ASC Topic 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”), the shares issued are being amortized over the periods of the contracts which range from one to two years.  The shares were valued at the market price on the date of grant.  The aggregate value of the shares issued during the year ended March 31, 2013 and 2012 was $396,500 and $200,000, respectively.  The unamortized balance of $225,509, representing the vested portion not yet expensed, is included in prepaid expenses at March 31, 2013 and at March 31, 2012; $177,778, representing the amounts not as vested at that date, is shown as unearned services in the equity section of the balance sheet.

In addition, during the year ended March 31, 2013 we issued options to purchase 150,000 shares of our common stock to a non-employee.  The shares are being amortized over the expected exercise period, 3 years.  The fair value of the options, $37,500 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumption:

Expected life (in years)	3
Volatility (based on a comparable company)	100%
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

Barfresh Food Group Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

The contracts provide for the potential issuance of an additional 2,380,000 shares of our common stock, and 920,000 options to purchase common stock at prices to be determined in the future.  The contracts contain performance commitments relating to future revenue and/or earnings.  There are not significantly large disincentives for nonperformance to make the achievement of the goals probable.  None of the goals were achieved as of March 31, 2013, and in accordance with the guidance ASC 505-50 no expense was recognized for these future grants.

During June 2012, we entered into an employment contract with one individual, which provided for the issuance of 250,000 shares of our common stock on the effective date of the contract and the potential future issuance of an additional 250,000 shares and options to purchase an additional 625,000 shares of our common stock.  The contract contains performance commitments relating to future revenue.  In accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) the shares were valued at the market price on the date of grant.  The aggregate value of the shares was $112,500 and is being amortized over the expected service period

The potential shares were valued at the market price at the date of grant, $112,500.  The fair value of the options, $125,000 was estimated at the date of grant using the Black-Sholes option pricing model with the following assumption:

Expected life (in years)	3
Volatility (based on a comparable company)	100%
Risk Free interest rate	0.30%
Dividend yield (on common stock)	-

The potential shares and the options are being amortized over the estimated periods in which the performance commitments will be met, 15 to 27 months.  The amount expensed as equity based compensation for the year ended March 31, 2013 and for the period from December 4, 2009 (Inception) through March 31, 2013 was $189,424.

In August 2012, we issued 50,000 shares of our common stock to an investment banking firm.  The value of the stock on the date of grant was $27,000.  This amount was recorded as deferred offering cost and since an offering was not completed in a timely manner the amount was charged to general and administrative expenses.

We are in the process of attempting to raise additional capital.  In that regard, we sold common stock units at a price of $0.25 per unit.  Each unit consists of one share of common stock and a three year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units”).  We sold 1,600,000 units representing 1,600,000 shares and warrants to purchase 800,000 shares for total consideration of $400,000 less $17,500 in cost.

The fair value of the warrants, $143,178, was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the warrants has been included in the total additional paid in capital on the consolidated statement of equity. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	3
Volatility (based on a comparable company)	100%
Risk Free interest rate	0.36%
Dividend yield (on common stock)	-

The following is a summary of outstanding stock options issued to employees as of March 31, 2013 (none were outstanding prior to March 31, 2012 and all were issued during the year ended March 31, 2013):

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding March 31, 2013	625,000	$1.00	2.23	$-
Exercisable	-	$-	-	$-

Barfresh Food Group Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Note 9.  Outstanding Warrants

The following is a summary of all outstanding warrants as of March 31, 2013:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of common stock	1,333,332	$1.50	3.78	$-
Warrants issued in connection with private placement of convertible notes	956,519	$0.46	2.41	$-
Warrants issued in connection with private placement of common stock	800,000	$0.50	2.86	$-

Note 10.  Interest Expense

Interest expense includes direct interest of $196,489, $324, and $196,813 for the years ended March 31, 2013, 2012 and for the period from December 4, 2009 (inception) to March 31, 2013, respectively, calculated based on the interest rate stated in our debt instruments.

In addition as more fully described in Note 6 above, interest expense includes non-cash amortization of the debt discount of $118,349 for the year ended March 31, 2013 and for the period from December 4, 2009 (inception) to March 31, 2013.

Note 11.  Income Taxes

Income tax provision (benefit) for the years ended March 31, 2013 and 2012 is summarized below:

	2013	2012
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(684,700)	(117,600)
State	(66,400)	(11,400)
Total deferred	(751,200)	(129,000)
Increase in valuation allowance	751,200	129,000
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2013	2012
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Effect of net operating loss	(37.3%)	(37.3%)
	-%	-%

Barfresh Food Group Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
(Continued)

Components of the net deferred income tax assets at March 31, 2013 and 2012 were as follows:

	2013	2012
Net operating loss carryover	$904,400	$153,100
Valuation allowance	(904,400)	(153,100)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $904,400 and $153,100 allowance at March 31, 2013 and 2012, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $751,300.

As of March 31, 2013, we have a net operating loss carry forward of approximately $2,377,300.  The loss will be available to offset future taxable income.  If not used, this carry forward will expire as follows:

2029	$1,000
2030	$63,800
2031	$345,900
2032	$2,013,953

As of March 31, 2013 we did not have any significant unrecognized uncertain tax positions.

Note 12.  Business Segments

We operate in only one segment and geographic location.

Note 13.  Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except as for the following:

Subsequent to March 31, 2013, we sold common stock units at a price of $0.25 per unit pursuant to the offering discussed in Note 8 above.  Each unit consists of one share of common stock and a three year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units”).  Subsequent to March 31, 2013, we sold an additional 1,600,000 units representing 1,600,000 shares and warrants to purchase 800,000 shares for total consideration of $400,000.