Form 10-Q
period 2013-06-30
BARFRESH FOOD GROUP INC.
filed 2013-08-13
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

☐ Yes   ☒ No

As of August 10, 2013, there were 59,592,660 outstanding shares of common stock of the registrant.

i

PART I—FINANCIAL INFORMATION

Barfresh Food Group Inc.
Condensed Consolidated Balance Sheets
	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$19,061	$85,957
Accounts Receivable	19,962	7,413
Receivable from related party	13,540	13,540
Inventory	37,844	12,712
Prepaid expenses	101,625	226,602
Total current assets	192,032	346,224
Property plant and equipment	319,827	311,496
Intangible asset, net of amortization	31,439	31,985
Deferred offering	10,000	-
Deposits	7,071	10,731
Total Assets	$560,369	$700,436

Liabilities And Stockholders’ Deficit
Current liabilities:
Accounts payable	$240,211	$247,682
Accrued expenses	216,160	187,096
Deferred rent liability	4,266	5,066
Advances from related party	30,272	30,272
Convertible note - related party, net of discount	44,620	36,551
Convertible note, net of discount	348,040	285,100
Current liabilities	883,569	791,767
Total liabilities	883,569	791,767

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 51,966,660 and 50,366,660 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	52	50
Additional paid in capital	2,637,091	2,355,328
Deficit	(2,960,343)	(2,446,709)
Total stockholders’ deficit	(323,200)	(91,331)
Total Liabilities and Stockholders’ deficit	$560,369	$700,436

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the three months ended June 30,
	2013	2012
Revenue	$16,325	$-
Cost of Revenue	10,274	-
Gross Profit	6,051	-

Operating expenses:
General and administrative	424,906	279,699
Depreciation and amortization	10,568	545
Total operating expenses	435,474	280,244

Operating loss	(429,423)	(280,244)

Other expenses
Interest	84,210	-

Net (loss)	$(513,633)	$(280,244)

Per share information - basic and fully diluted:
Weighted average shares outstanding	51,476,550	48,211,715

Net (loss) per share	$(0.01)	$(0.01)

See the accompanying notes to the financial statements

Barfresh Food Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the three month ended June 30,
	2013	2012
Net cash used in operations	$(448,542)	$(157,814)

Cash flow from investing activities:
Purchase of equipment	(18,354)	(32,542)
Net Cash used in investing activities	(18,354)	(32,542)

Cash flow from financing activities:
Issuance of common stock for cash	400,000	-
Net cash provided by financing activities	400,000	-

Net (decrease) in cash	(66,896)	(190,356)
Cash at beginning of period	85,957	420,976
Cash at end of period	$19,061	$230,620

Non-cash financing activities:
Stock issued for services	$-	$252,500

See the accompanying notes to the financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at June 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2013.

We were in the development stage from December 4, 2009 through March 31, 2013. Our fiscal year ending March 31, 2014 is the first year during which we are considered an operating company and is no longer in the development stage.

Note 2.  Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have incurred losses to date of $2,960,343.  In addition, our current liabilities exceed our current assets by $691,537.  To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Furniture and fixtures: 5 years

Equipment: 7 years

Leasehold improvements: 2 years

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Continued)

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period, and diluted earnings per share is computed by including Common Stock equivalents outstanding for the period in the denominator.  At June 30, 2013 and 2012 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $3,907 in research and development expenses for the three months ended June 30, 2013. We had no research and development expenses for the three months ended June 30, 2012.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $4,266 at June 30, 2013 and will be charged to rent expense over the life of the lease.  There was no deferred rent as of March 31, 2012.

Recent Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3.  Property Plant and Equipment

Major classes of property and equipment consist of the following:

	June 30, 2013	March 31, 2013
Furniture and fixtures	$11,070	$11,070
Equipment	348,675	330,321
Leasehold Improvements	3,300	3,300
	363,045	344,691
Less: accumulated depreciation	(43,218)	(33,195)
	$319,827	$311,496

We recorded depreciation expense related to these assets of $10,023 for the three months ended June 30, 2013. We did not record any depreciation for periods prior to June 30, 2012, as the equipment was not in service.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Continued)

Note 4.  Intangible Assets

As of June 30, 2013 and March 31, 2013, intangible assets consist of patent costs of $37,087, less accumulated amortization of $5,648 and $5,102, respectively.

Estimated amortization expense related to the patent as of June 30, 2013 is as follows:

Fiscal Years ending March 31,	Total Amortization
2014	$2,181
2015	2,181
2016	2,181
2017	2,181
2018	2,181
Later years	20,534
$31,439

Note 5. Receivable from and Advance from Related Party

During the year ended March 31, 2013 we advanced $64,615 to a company in Australia. Certain shareholders and an officer and director have interests in both our company and the Australian company. The advance was made to cover anticipated expenses incurred by us in Australia. Through March 31, 2013, we incurred expenses of $51,075. No amounts have been expensed in the three month period ended June 30, 2013. The balance of $13,540 is shown as a current asset as we expect to incur additional expenses within the next fiscal year.

During the year ended March 31, 2013 we received a cash advance from a relative of an officer of the Company. The advance bears no interest and will be repaid as soon as cash flow permits.

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

The fair value of the warrant, $0.22 per share, ($209,706 in the aggregate) was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility	103%
Risk Free interest rate	0.35%
Dividend yield (on common stock)	-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Continued)

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

The balance at June 30, 2013 was comprised of:

Convertible notes payable, related and unrelated parties	$440,000
Unamortized Debt discount	(47,640)
$392,660

Accrued expenses include interest of $44,000 at June 30, 2013.

Note 7.  Commitments and Contingencies

We lease office space under non-cancelable operating lease, which commenced on October 1, 2012 and expires October 31, 2014.

The aggregate minimum requirements under non-cancelable leases as of June 30, 2013 are as follows:

Fiscal Years ending March 31,
2014	$59,989
2015	39,993
$99,982

Rent expense was $18,140 for the three month period ended June 30, 2013.  There was no rent expense for the three month period ended June 30, 2012.

Note 8.  Stockholders’ Equity

During prior periods we issued 1,850,000 shares of our common stock to non-employees for various consulting services.  Pursuant to the guidance in ASC Topic 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”), the shares issued are being amortized over the periods of the contracts which range from one to two years.  The shares were valued at the market price on the date of grant.  The aggregate value of the shares previously issued was $596,500.  The unamortized balance of $98,500, representing the vested portion not yet expensed, is included in prepaid expenses at June 30, 2013.

During the three months ended June 30, 2013, we terminated a contract with a non-employee. All previously unvested stock option expense to the non-employee, in the amount of $14,747 was reversed and credited to general and administrative expenses

We have consulting contracts which provide for the potential issuance of an additional 1,350,000 shares of our common stock at prices to be determined in the future.  The contracts contain performance commitments relating to future revenue and/or earnings.  There are not significantly large disincentives for nonperformance to make the achievement of the goals probable.  None of the goals were achieved as of June 30, 2013, and in accordance with the guidance ASC 505-50 no expense was recognized for these future grants.

Certain previously granted restricted stock rights and stock options were subject to performance conditions. As a result of the employee termination the performance conditions will not be met. In accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), previously recognized unvested equity based compensation cost of $103,488, have been reversed during the three month period ended June 30, 2013.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Continued)

During the three months ended June 30, 2013 we completed an offering of common stock units at a price of $0.25 per unit.  Each unit consists of one share of common stock and a three year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units”).  Prior to the three months ended June 30, 2013 we sold 1,600,000 units representing 1,600,000 shares and warrants to purchase 800,000 shares for total consideration of $400,000 less $17,500 in cost. During the three months ended June 30, 2013 we sold an additional 1,600,000 units representing 1,600,000 shares and warrants to purchase 800,000 shares for total consideration of $400,000. In total we sold 3,200,000 units representing 3,200,000 shares and warrants to purchase 1,600,000 shares for total consideration of $800,000 less $17,500 in cost for a net amount received of $785,000.

The fair value of the warrants, $266,673, was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the warrants has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	3
Volatility (based on a comparable company)	100%
Risk Free interest rate	0.36%
Dividend yield (on common stock)	-

The following is a summary of outstanding stock options issued to employees as of June 30, 2013:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding March 31, 2013	625,000	$1.00	2.23	$-
Cancelled	(625,000)		-
Outstanding June 30, 2013	-	-	-	-
Exercisable	-	$-	-	$-

Note 9.  Outstanding Warrants

The following is a summary of all outstanding warrants as of June 30, 2013:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placement of common stock	1,333,332	$1.50	3.53	$-
Warrants issued in connection with private placement of convertible notes	956,519	$0.46	2.16	$-
Warrants issued in connection with private placement of common stock	1,600,000	$0.50	2.72	$-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Continued)

Note 10.  Interest Expense

Interest expense includes direct interest of $13,200 for the three months ended June 30, 2013, calculated based on the interest rate stated in the convertible notes.

In addition as more fully described in Note 6 above, interest expense includes non-cash amortization of the debt discount of $71,090 for three month periods ended June 30, 2013.

Note 11.  Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”).  We have determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate.  As of June 30, 2013 the estimated effective tax rate for the year will be zero.

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

For the three month ended June 30, 2013 and 2012 we did not have any interest and penalties associated with tax positions.  As of June 30, 2013 we did not have any significant unrecognized uncertain tax positions.

Note 12.  Business Segments

We operate in only one segment and geographic location.

Note 13.  Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except as for the following:

Subsequent to June 30, 2013, we sold common stock units at a price of $0.25 per unit pursuant to a new offering. Each unit consists of one share of common stock, a three year warrant to purchase one share of our common stock at an exercise price of $0.25 per share (which can be exercised on a cashless basis), and a five year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (on a cash basis) (“Unit” or “Units”). We sold 7,626,000 units representing 7,626,000 shares and warrants to purchase 11,439,000 shares for total consideration of $1,906,500. We estimate the expenses related to the offering will be approximately $250,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of June 30, 2013 and for the three months ended June 30, 2013 and 2012 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to Barfresh Food Group Inc.. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 2.01 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2013. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

During December 2012 through June 30, 2013 we sold (i) 3,200,000 shares of our common stock and (ii) warrants to purchase 1,600,000 shares of common stock which have a three-year term and an initial per share exercise price of $0.50.  The price per unit was $0.25 for an aggregate purchase price of $800,000.  We incurred cost of the offering of $17,500, for net proceeds of $785,000.  The offering has been closed.

During December 2012 we received a cash advance from a relative of an officer of the Company in the amount of $30,272.  The advance bears no interest and will be repaid as soon as cash flow permits.

Subsequent to June 30, 2013, we sold common stock units at a price of $0.25 per unit pursuant to a new offering. Each unit consists of one share of common stock, a three year warrant to purchase one share of our common stock at an exercise price of $0.25 per share (which can be exercised on a cashless basis), and a five year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (on a cash basis) (“Unit” or “Units”). Subsequent to June 30, 2013, we sold 7,626,000 units representing 7,626,000 shares and warrants to purchase 11,439,000 shares for total consideration of $1,906,500. We estimate that the expenses related to the offering will be approximately $250,000.

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

Although we have agreements with potential customers, representing approximately 10,000 outlets, to develop flavors and test our products and have begun to develop flavor profiles for others, we have no assurance that we will supply any chain with our products. During the three months ended June 30, 2013 we begin shipping our products to one of the customers we have contracts with and to a number of smaller customers.

In addition to the large retail fast food and fast casual chains, we will sell to food distributors that supply products to the food services market place.

There can be no assurance that we will not become dependent on one or a few major customers.

Critical accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have incurred losses to date of $2,960,343.  In addition, our current liabilities exceed our current assets by $691,537.  To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our Common Stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

We were in the development stage from December 4, 2009 through March 31, 2013. Our fiscal year ending March 31, 2014 is the first year during which we are considered an operating company and no longer in the development stage

Intangible Assets

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $3,907 in research and development expenses for the three months ended June 30, 2013. We had no research and development expenses in for the three months ended June 30, 2012.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $4,266 at June 30, 2013 and will be charged to rent expense over the life of the lease.

Results of Operations

Results of Operation for Three Month Periods Ended June 30, 2013 As Compared to the Three Month Periods Ended June 30, 2012

(References to 2013 and 2012 are to the three month periods ended June 30, 2013 and 2012 respectively, unless otherwise specified.)

Revenue

During 2013 we began shipping products to our customers. Revenue for 2013 was $16,325.  There was no revenue in 2012.

Cost of revenue for 2013 was $10,274. Our gross profit was $6,051 which is 37.1%.

Operating expenses

Our operations during 2012 had been limited to developing flavor profiles of our product, setting up a manufacturing facility, producing products, setting up a sales force and negotiating agreements. Our operations in 2013 are more indicative of our no longer being a development stage company.

We had net losses of $513,633 and $280,244 for 2013 and 2012, respectively.

All of our general and administrative expenses increased significantly as we grew the business and is not necessarily indicative of the rate of future growth.

The following is a breakdown of our general and administrative expenses for the three month periods ended June 30, 2013 and 2012:

	2013	2012	Difference
Personnel costs	$230,384	$-	$230,384
Consulting fees	114,095	198,761	(84,666)
Investor and public relations	46,004	1,343	44,661
Legal and professional fees	38,164	34,662	3,502
Travel	37,761	19,949	17,812
Rent	18,140	-	18,140
Research and development	3,907	-	3,907
Equity based payments	(103,488)	1,962	(105,450)
Other expenses	39,939	23,022	16,917
	$424,906	$279,699	$145,207

Personnel cost represent the cost of employees.  As of June 30, 2013 we had 5 employees, two of which were previously consultants.  There were no employees during 2012.

Consulting fees decreased by $84,666 (42.6%) from $198,761 in 2012 to $114,095 in 2013. During 2013 and 2012, we had from two to three consultants providing services to us. As of June 30, 2013 we have only 1 consultant providing sales consulting services. Of the amounts included in consulting fees, $91,842 and $72,002, represents noncash expenses in 2013 and 2012, respectively.

Investor and public relation expenses increased $44,661 from $1,343 in 2012 to $144,095 in 2013. The increase was primarily from engaging two firms to assist us with our investor and public relations needs. We anticipate continuing the use of outside source in the future.

Legal and professional fees increased by $3,502 (10.1%) from $34,662 in 2012 to $38,164 in 2013.  Legal and professional fees relate to Securities and Exchange Commission (“SEC”) compliance, financing legal expenses, and contract negotiation regarding consultants and manufacturing.

Travel expenses increased by $17,812 (89.3%) from $19,949 in 2012 to $37,761 in 2013.  Travel expenses are being incurred primarily related to selling expenses.

Rent expense is primarily for our location in Beverly Hills, California.  Our rent expense is approximately $6,700 per month. The lease on the office commenced in October 2012.

Research and development expenses increased by $3,097. There were no research and development expenditures in 2012. Research and development represent the cost of developing flavor profiles of our products and the development of future equipment.  We anticipate cost continuing in future periods the amounts of which cannot be estimated at this point in time.

Certain previously granted restricted stock rights and stock options were subject to performance conditions. As a result of the employee termination the performance conditions will not be met. In accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), previously recognized unvested equity based compensation cost of $103,488, have been reversed during the three month period ended June 30, 2013.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs.  These costs have increased as our business has grown.  We anticipate additional increases in these expenses.

Liquidity and Capital Resources

As of June 30, 2013 we had negative working capital of $691,537.  During the three months ended June 30, 2013 we used cash of $448,542 in operations, $18,354 for investment in equipment, and we received $400,000 for the sale of (i) 1,600,000 shares common stock and (ii) warrants to purchase 800,000 shares of common stock which have a three-year term and an initial per share exercise price of $0.50.

Subsequent to June 30, 2013, we sold common stock units at a price of $0.25 per unit pursuant to a new offering. Each unit consists of one share of common stock, a three year warrant to purchase one share of our common stock at an exercise price of $0.25 per share (which can be exercised on a cashless basis), and a five year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (on a cash basis) (“Unit” or “Units”). We sold 7,626,000 units representing 7,626,000 shares and warrants to purchase 11,439,000 shares for total consideration of $1,906,500. We estimate that the expenses related to the offering will be approximately $250,000.

Our operations to date have been financed by the sale of securities and by the issuance of convertible debt.  We believe that the proceeds of the offering subsequent to June 30, 2013 should be sufficient to fund our operations for the foreseeable future. If we are unable to generate sufficient cash flow from operations with the capital raised we will be required to raise additional funds either in the form of capital or debt. There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

The aggregate minimum requirements under non-cancelable leases as of June 20, 2013 are as follows:

Fiscal Years ending March 31,
2014	59,989
2015	39,993
$99,982

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2013 we received $400,000 for the sale of (i) 1,600,000 shares common stock and (ii) warrants to purchase 800,000 shares of common stock which have a three-year term and an initial per share exercise price of $0.50.

No underwriter was used in this transaction. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: August 13, 2013	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

