Form 10-Q
period 2013-09-30
BARFRESH FOOD GROUP INC.
filed 2013-11-13
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of November 10, 2013, there were 59,592,660 outstanding shares of common stock of the registrant.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,021,716	$85,957
Accounts Receivable	12,628	7,413
Receivable from related party	-	13,540
Inventory	52,035	12,712
Prepaid expenses	51,251	226,602
Total current assets	1,137,630	346,224
Property, plant and equipment, net of depreciation	308,595	311,496
Intangible asset, net of amortization	30,894	31,985
Deposits	16,161	10,731
Total Assets	$1,493,280	$700,436

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$126,904	$247,682
Accrued expenses	181,752	187,096
Deferred rent liability	3,466	5,066
Advances from related party	-	30,272
Convertible note - related party current, net of discount	-	36,551
Convertible note current, net of discount	-	285,100
Total current liabilities	312,122	791,767
Convertible note - related party, net of discount	18,487	-
Convertible note, net of discount	136,803	-
Total liabilities	467,412	791,767

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 59,592,660 and 47,166,660 shares issued and outstanding at September 30 and March 31, 2013, respectively	59	50
Additional paid in capital	4,544,717	2,355,328
Accumulated Deficit	(3,518,908)	(2,446,709)
Total stockholders’ equity (deficit)	1,025,868	(91,331)
Total Liabilities and Stockholders’ Deficit	$1,493,280	$700,436

See the accompanying notes to the condensed consolidated financial statements

Barfresh Inc.

Condensed Consolidated Statements of Operations

	For the six months ended		For the three months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$32,258	$2,880	$15,933	$2,880
Cost of revenue	21,319	1,584	11,045	1,584
Gross profit	10,939	1,296	4,888	1,296

Operating expenses:
General and administrative	902,632	635,385	477,726	355,686
Depreciation Amortization	28,477	7,046	17,909	6,501
Total operating expenses	931,109	642,431	495,635	362,187

Operating loss	(920,170)	(641,135)	(490,747)	(360,891)

Other expenses
Interest	152,029	28,070	67,819	28,070

Net (loss)	$(1,072,199)	$(669,205)	$(558,566)	$(388,961)

Per share information - basic and fully diluted:
Weighted average shares outstanding	54,459,888	48,580,492	57,443,225	48,749,269
Net (loss) per share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

	For the six month ended September 30,
	2013	2012
Net cash used in operations	$(1,028,338)	$(375,738)

Cash flow from investing activities:
Purchase of equipment	(24,486)	(137,128)
Net Cash used in investing activities	(24,486)	(137,128)

Cash flow from financing activities:
Issuance of common stock for cash	2,038,855	-
Issuance of convertible debt	20,000	440,000
Repayment of convertible debt	(40,000)	-
Advance from related party	12,975	-
Repayment to related party	(43,247)	-
Net cash provided by financing activities	1,988,583	440,000

Net increase (decrease) in cash	935,759	(72,866)
Cash at beginning of period	85,957	420,976
Cash at end of period	$1,021,716	$348,110

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,725	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services/stock based compensation	$-	$322,779
Fair value of warrants issued with convertible notes	$142,873	$142,019
Value of beneficial conversion of convertible notes	$125,905	$142,019

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Note 1. Basis of Presentation

Throughout this report, the terms “our,” “we,” “us,” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at September 30, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2013. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2013.

We were in the development stage from December 4, 2009 through March 31, 2013. Our fiscal year ending March 31, 2014 is the first year during which we are considered an operating company and is no longer in the development stage.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $3,518,908. To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Basis of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and our wholly owned subsidiaries Barfresh Inc. and Smoothie Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Intangible Assets

Intangible assets are comprised of patents, net of amortization. The patent costs are being amortized over the life of the patent which is twenty years from the date of filing the patent application. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the costs of internally developing other intangible assets, such as patents, are expensed as incurred. However, as allowed by ASC 350, legal fees and similar costs relating to patents have been capitalized.

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

September 30, 2013

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At September 30, 2013 and 2012 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $8,439 and $12,229, in research and development expenses for the six month periods ended September 30, 2013 and 2012, respectively, and $4,532 and $12,229 in research and development expenses for the three month periods ended September 30, 2013 and 2012, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $3,466 and $5,066 at September 30, 2013 and March 31, 2013, respectively and will be charged to rent expense over the life of the lease.

Recent Pronouncements

We have reviewed all recently issued, but no yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 3. Property Plant and Equipment

Major classes of property and equipment consist of the following:

	September 30, 2013	March 31, 2013
Furniture and fixtures	$13,331	$11,070
Equipment	352,546	330,321
Leasehold Improvements	3,300	3,300
	369,177	344,691
Less: accumulated depreciation	(60,582)	(33,195)
	$308,595	$311,496

We recorded depreciation expense related to these assets of $27,387 and $5,955 for the six month periods ended September 30, 2013 and 2012, respectively, and $17,364 and $5,955 for the three month periods ended September 30, 2013 and 2012, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

(Continued)

Note 4. Intangible Assets

As of September 30, 2013 and March 31, 2013, intangible assets consist of patent costs of $37,087, less accumulated amortization of $6,193 and $5,102, respectively.

Estimated amortization expense related to the patent as of September 30, 2013 is as follows:

Fiscal Years ending March 31,	Total Amortization
2014 (six months remaining)	$1,636
2015	2,181
2016	2,181
2017	2,181
2018	2,181
Later years	20,534
$30,894

Note 5. Advance from Related Party

During the six months ended September 30, 2013 and the year ended March 31, 2013 we received a cash advance in the amounts of $12,975 and $30,272, respectively, from a relative of an officer of the Company. The advances bear no interest and were repaid.

Note 6. Convertible Note (Related and Unrelated)

In August 2012, we closed an offering of $440,000 of Convertible Notes (“Notes”), $50,000 of which was purchased by a significant shareholder of ours. The Notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2013. In addition the Notes are convertible at any time after the original issue date until the Note is no longer outstanding, into our $0.000001 par value common stock at a conversion price of $0.372 per share. We also issued 956,519 warrants to the Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our $0.000001, par value common stock, at a price of $0.46 per share. There were 956,519 warrants issued.

When the Convertible Notes were due we settled the Notes by repaying $40,000 of the Notes in cash, issuing new convertible notes (“New Notes”) in the amount of $400,000 and received payment for another New Note in the amount of $20,000. In addition we cancelled the outstanding warrants. The New Notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2015. In addition the New Notes are convertible at any time after the original issue date until the Note is no longer outstanding, into our $0.000001 par value common stock at a conversion price of $0.25 per share. We also issued warrants to the New Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our $0.000001, par value common stock, at a price of $0.25 per share. There were 1,680,000 warrants issued.

In accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), we first calculated the fair value of the warrants issued and then determined the relative value of the note and determined that there was a beneficial conversion feature.

The fair value of the warrant, $0.13 per share, ($216,531 in the aggregate) was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	85%
Risk Free interest rate	0.91%
Dividend yield (on common stock)	-

The relative value of the warrants to the note was $142,873, which was the amount recorded as a portion of the debt discount. We also recorded a beneficial conversion feature on the convertible notes of $125,905. The amounts recorded as debt discount will be amortized over the life of the note, two years, and charged to interest expense. We estimated the effective interest rate as calculated to be approximately 74% but will be paying cash at a rate of 12% per annum.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

(Continued)

The balance at September 30, 2013 was comprised of:

Convertible notes payable, related and unrelated parties	$420,000
Unamortized Debt discount	(264,710)
$155,290

Accrued expenses include interest of $9,646 at September 30, 2013.

The aggregate amount of principal payments due are as follows:

Fiscal Years ending March 31,
2014	$-
2015	-
2016	420,000
$420,000

Note 7. Commitments and Contingencies

We lease office space under non-cancelable operating lease, which expires October 31, 2014.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2013 are as follows:

Fiscal Years ending March 31,
2014 (six months remaining)	$39,990
2015	46,655
$86,645

Rent expense was $39,952 and $2,383 for the six month periods ended September 30, 2013 and 2012, respectively, and $21,812 and $794 for the three month periods ended September 30, 2013 and 2012, respectively.

Note 8. Stockholders’ Equity

During prior periods we issued 1,850,000 shares of our common stock to non-employees for various consulting services. Pursuant to the guidance in ASC Topic 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”), the shares issued are being amortized over the periods of the contracts which range from one to two years. The shares were valued at the market price on the date of grant. The aggregate value of the shares previously issued was $596,500. The unamortized balance of $46,500, representing the vested portion not yet expensed, is included in prepaid expenses at September 30, 2013.

During the six months ended September 30, 2013, we terminated a contract with a non-employee. All previously unvested stock option expense to the non-employee, in the amount of $14,747 was reversed and credited to general and administrative expenses

We have consulting contracts which provide for the potential issuance of an additional 1,350,000 shares of our common stock at prices to be determined in the future. The contracts contain performance commitments relating to future revenue and/or earnings. There are not significantly large disincentives for nonperformance to make the achievement of the goals probable. None of the goals were achieved as of September 30, 2013, and in accordance with the guidance ASC 505-50 no expense was recognized for these future grants.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

(Continued)

Certain previously granted restricted stock rights and stock options were subject to performance conditions. As a result of the employee termination the performance conditions will not be met. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), previously recognized unvested equity based compensation cost of $103,488, have been reversed during the six month period ended September 30, 2013.

During the three months ended June 30, 2013 we completed an offering of common stock units at a price of $0.25 per unit. Each unit consists of one share of common stock and a three year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units”). Prior to the six months ended September 30, 2013 we sold 1,600,000 units representing 1,600,000 shares and warrants to purchase 800,000 shares for total consideration of $400,000 less $17,500 in cost. During the six months ended September 30, 2013 we sold an additional 1,600,000 units representing 1,600,000 shares and warrants to purchase 800,000 shares for total consideration of $400,000. In total we sold 3,200,000 units representing 3,200,000 shares and warrants to purchase 1,600,000 shares for total consideration of $800,000 less $17,500 in cost for a net amount received of $782,500.

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

During the three months ended September 30, 2013 we completed an offering of common stock units at a price of $0.25 per unit. Each unit consists of one share of common stock, a three year warrant to purchase one share of our common stock at an exercise price of $0.25 per share (which may be exercised on a cashless basis), and a five year warrant to purchase one share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units) for total consideration of $1,906,500 less $267,645 in cost for a net amount received of $1,638,855.

The fair value of the warrants, estimated at the date of grant using the Black-Scholes option pricing model was $3,089,919. The estimated value was higher than the proceeds received from the sale of the common stock units. Accordingly, the proceeds received less the par value of the common stock, has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	3 -5
Volatility (based on a comparable company)	87 - 106%
Risk Free interest rate	0.67 - 1.38%
Dividend yield (on common stock)	-

The following is a summary of outstanding stock options issued to employees as of September 30, 2013

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding March 31, 2013	625,000	$1.00	2.23	$-
Cancelled	(625,000)		-
Outstanding September 30, 2013	-	-	-	-
Exercisable	-	$-	-	$-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

(Continued)

Note 9. Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2013:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	14,372,232	$ 0.25 - 1.50	3.38	$1,296,420
Warrants issued in connection with private placement of convertible notes	1,680,000	$0.25	2.82	$-

Note 10. Interest Expense

Interest expense includes direct interest of $24,924 and $11,724 for the six and three months ended September 30, 2013, respectively, and $4,400 for the six and three months ended September 30, 2012, respectively, calculated based on the interest rate stated in the convertible notes.

In addition as more fully described in Note 6 above, interest expense includes non-cash amortization of the debt discount of $121,622 and $50,612, for six and three month periods ended September 30, 2013, respectively, and $29,310 for the six and three months ended September 30, 2012, respectively.

Note 11. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of September 30, 2013 the estimated effective tax rate for the year will be zero.

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

For the six and three month ended September 30, 2013 and 2012 we did not have any interest and penalties associated with tax positions. As of September 30, 2013 we did not have any significant unrecognized uncertain tax positions.

Note 12. Business Segments

We operate in only one segment and geographic location.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

(Continued)

Note 13. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except as for the following:

Subsequent to September 30, 2013 we acquired all of the international patent rights in respect to a sealed pack of ingredients for an individual smoothie and associated methods and apparatuses (the “Patents”). The Patents, which were filed pursuant to the Patent Cooperation Treaty (the “PCT”), have been granted in 13 jurisdictions and are pending in the remainder of the jurisdictions that have signed the PCT. In addition, we purchased all of the trademarks related to the patented products. These intellectual property assets were acquired from an Australia bank pursuant to an open competitive bidding process for a cash purchase price of AUS $710,000 (approximately U.S. $678,000). Prior to this acquisition we owned the related patents rights in the United States and Canada.

We will amortize the patents acquired over the remaining life of the patent which is twenty years from the date of filing the patent application which was June 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including our unaudited condensed consolidated financial statements as of September 30, 2013 and for the six and three months ended September 30, 2013 and 2012 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

We are a company engaging in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.  We hold the technology, and a Canadian patent and a United States patent pending for a sealed pack of ingredients for an individual smoothie.  We have generated limited revenue to date.  We have been developing flavor profiles of our smoothies that we believe will be appealing to tastes in the United States.  We have been in discussions with a number of companies including both large and small quick service restaurant (“QSR”) chains and national food services companies that serve alternative venues such as stadiums, arenas and universities with national footprints in the United States and have reached preliminary agreements with three potential customers to begin testing in the near future.  We are in ongoing negotiations with a number of other companies. We recently purchased all of the international intellectual rights to the technology. We are currently reviewing our options as how best to monetize the international patents.

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

In August 2012, we closed an offering of $440,000 of Convertible Notes (“Notes”), $50,000 of which was purchased by a significant shareholder of ours.  The Notes bear interest at a rate of 12% per annum and were due and payable on September 6, 2013.  In addition the Notes were convertible at any time after the original issue date until the Note is no longer outstanding, into our $0.000001 par value common stock at a conversion price of $0.372 per share.  We also issued 956,519 warrants to the Note holders for the right to purchase shares of our common stock.  Each warrant entitles the holder to purchase one share of our $0.000001, par value common stock, a price of $0.46 per share.  There were 956,519 warrants issued.

When the Convertible Notes were due we settled the Notes by repaying $40,000 of the Notes in cash, issuing new convertible notes (“New Notes”) in the amount of $400,000 and received payment for another New Note in the amount of $20,000. In addition we cancelled the outstanding warrants. The New Notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2015.  In addition the New Notes are convertible at any time after the original issue date until the Note is no longer outstanding, into our $0.000001 par value common stock at a conversion price of $0.25 per share.  We also issued warrants to the New Note holders for the right to purchase shares of our common stock.  Each warrant entitles the holder to purchase one share of our $0.000001, par value common stock, a price of $0.25 per share.  There were 1,680,000 warrants issued.

During December 2012 through June 30, 2013 we sold (i) 3,200,000 shares of our common stock and (ii) warrants to purchase 1,600,000 shares of common stock which have a three-year term and an initial per share exercise price of $0.50.  The price per unit was $0.25 for an aggregate purchase price of $800,000.  We incurred cost of the offering of $17,500, for net proceeds of $785,500.  The offering has been closed.

During December 2012 through September 30, 2013 we received a cash advance from a relative of an officer of the Company in the amount of $43,274.  The advance had no interest and was repaid.

During the three months ended September 30, 2013 we completed an offering of common stock units at a price of $0.25 per unit. Each unit consisted of one share of common stock, a three year warrant to purchase one share of our common stock at an exercise price of $0.25 per share(which may be exercised on a cashless basis), and a five year warrant to purchase one share of our common stock at an exercise price of $0.50 per share for total consideration of $1,906,500 less $267,645 in cost for a net amount received of $1,638,855.

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

Although we have agreements with potential customers, representing approximately 10,000 outlets, to develop flavors and test our products and have begun to develop flavor profiles for others, we have no assurance that we will supply any chain with our products. During the six months ended September 30, 2013 we began shipping our products to one of the customers we have contracts with and to a number of smaller customers.

In addition to the large retail fast food and fast casual chains, we will sell to food distributors that supply products to the food services market place.

There can be no assurance that we will not become dependent on one or a few major customers.

Subsequent to September 30, 2013 we acquired all of the international patent rights in respect to a sealed pack of ingredients for an individual smoothie and associated methods and apparatuses (the “Patents”). The Patents, which were filed pursuant to the Patent Cooperation Treaty (the “PCT”), have been granted in 13 jurisdictions and are pending in the remainder of the jurisdictions that have signed the PCT. In addition, we purchased all of the trademarks related to the patented products. These intellectual property assets were acquired from an Australia bank pursuant to an open competitive bidding process for a cash purchase price of AUS $710,000 (approximately U.S. $678,000). Prior to this acquisition we owned the related patents rights in the United States and Canada.

We intend to monetize the international patents outside of our current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or our own sales personnel or by entering into some form of license or royalty agreements with third parties.

Critical accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have incurred losses to date of $3,518,908.  To date we have funded our operations through advances from a related party, issuance of convertible debt, and the sale of our common stock.  We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

We were in the development stage from December 4, 2009 through March 31, 2013. Our fiscal year ending March 31, 2014 is the first year during which we are considered an operating company and no longer in the development stage.

Intangible Assets

Intangible assets are comprised of patents, net of amortization.  The patent costs are being amortized over the life of the patent which is twenty years from the date of filing the patent application.  In accordance with ASC Topic 350 Intangibles - Goodwill and Other   (“ASC 350”), the costs of internally developing other intangible assets, such as patents, are expensed as incurred.  However, as allowed by ASC 350, legal fees and similar costs relating to patents have been capitalized.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator.  At September 30, 2013 and 2012 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $8,439 and $12,229, in research and development expenses for the six month periods ended September 30, 2013 and 2012, respectively, and $4,532 and $12,229 in research and development expenses for the three month periods ended September 30, 2013 and 2012, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $3,466 and $5,066 at September 30, 2013 and March 31, 2013, respectively and will be charged to rent expense over the life of the lease.

Results of Operations

Results of Operation for Six Month Period Ended September 30, 2013 As Compared to the Six Month Period Ended September 30, 2012

(References to 2013 and 2012 are to the six month periods ended September 30, 2013 and 2012 respectively, unless otherwise specified.)

Revenue

Revenue for 2013 was $32,258 as compared to $2,880 in 2012. A number of customers began testing our products in multiple locations in 2013. There was no revenue prior to July 1, 2012.

Cost of revenue for 2013 was $21,319 as compared to $1,584 in 2012. Our gross profit was $10,939 (33.9%) and $1,296 (45.0%) for the six month periods ended September 30, 2013 and 2012, respectively. We anticipate that our gross profit percentage in 2013 is more indicative of our expected results going forward than the percentage in 2012.

Operating expenses

Our operations during 2012 had been limited to developing flavor profiles of our product, setting up a manufacturing facility, producing products, setting up a sales force and negotiating agreements. Our operations in 2013 are more indicative of no longer being a development stage company.

All of our general and administrative expenses increased significantly as we grew the business and is not necessarily indicative of the rate of future growth.

The following is a breakdown of our general and administrative expenses for the six month periods ended September 30, 2013 and 2012:

	2013	2012	Difference
Personnel costs	$455,920	$21,185	$434,735
Consulting fees	172,762	382,680	(209,918)
Travel	74,695	48,839	25,856
Legal and professional fees	72,698	63,188	9,510
Investor and public relations	66,094	5,312	60,782
Marketing and selling	40,987	26,288	14,699
Rent	39,952	2,383	37,569
Research and development	8,439	12,229	(3,790)
Stock based compensation/options	(103,488)	37,292	(140,780)
Other expenses	74,573	35,989	38,584
	$902,632	$635,385	$267,247

Personnel cost represent the cost of employees.  As of September 30, 2013 we had 6 employees.  We had 3 employees in 2012. In 2012 the worked performed by 3 of the employees was performed by consultants.

Consulting fees decreased by $209,918 (54.9%) from $382,680 in 2012 to $172,762 in 2013. During 2013 and 2012, we had from four to six consultants providing services to us. As of September 30, 2013 we have only two consultant providing services. Of the amounts included in consulting fees, $116,842 and $127,315, represents noncash expenses in 2013 and 2012, respectively.

Travel expenses increased by $25,856 (52.9%) from $48,839 in 2012 to $74,695 in 2013.  Travel expenses are being incurred primarily related to selling expenses.

Legal and professional fees increased by $9,510 (15.1%) from $63,188 in 2012 to $72,698 in 2013.  Legal and professional fees relate to Securities and Exchange Commission (“SEC”) compliance, financing legal expenses, and contract negotiation regarding sales, and manufacturing.

Investor and public relation expenses increased $60,782 from $5,312 in 2012 to $66,094 in 2013. The increase was primarily from engaging two firms to assist us with our investor and public relations needs. We anticipate continuing the use of outside sources in the future.

Marketing and selling expenses increased $14,699 (55.9%) from $26,288 in 2012 to $40,987 in 2013. The increase relates primarily to sample expenses. We gave away more products in 2013 than in 2012.

Rent expense is primarily for our location in Beverly Hills, California.  Our rent expense is approximately $6,700 per month. The lease on the office commenced in October 2012.

Research and development expenses decreased by $3,790 (31.0%), from $12,229 in 2012 to $8,439 in 2013. Research and development represent the cost of developing flavor profiles of our products and the development of future equipment.  We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development costs will be dependent on new formulations and new flavor profiles as our customer base increases.

Certain previously granted restricted stock rights and stock options were subject to performance conditions. As a result of the employee termination the performance conditions will not be met, in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), previously recognized unvested equity based compensation cost of $103,488, have been reversed during the six month period ended September 30, 2013.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs.  These costs have increased as our business has grown.  We anticipate additional increases in these expenses.

We had operating losses of $920,170 and $641,431 for 2013 and 2012, respectively.

Interest expense increased $123,959 from $28,070 in 2012 to $152,029 in 2013. Interest primarily relates to convertible debt which were issued in August 2012. Interest expense includes direct interest of $24,924 and $4,400 for 2013 and 2012, respectively, calculated based on the interest rate stated in the convertible notes. In addition, interest expense includes non-cash amortization of the debt discount of $121,622 and $23,670, for 2013 and 2012, respectively.

We had net losses of $1,072,199 and $669,205 for 2013 and 2012, respectively.

Results of Operation for Three Month Period Ended September 30, 2013 As Compared to the Three Month Period Ended September 30, 2012

(References to 2013 and 2012 are to the three month periods ended September 30, 2013 and 2012 respectively, unless otherwise specified.)

Revenue

Revenue for 2013 was $15,933 as compared to $2,880 in 2012. A number of customers began testing our products in multiple locations in 2013. There was no revenue prior to the three months ended September 30, 2012.

Cost of revenue for 2013 was $11,045 as compared to $1,584 in 2012. Our gross profit was $4,888 (30.7%) and $1,296 (45.0%) for the three month periods ended September 30, 2012 and 2012, respectively. We anticipate that our gross profit percentage in 2013 is more indicative of our expected results going forward than the percentage in 2012.

Operating expenses

Our operations during 2012 had been limited to developing flavor profiles of our product, setting up a manufacturing facility, producing products, setting up a sales force and negotiating agreements. Our operations in 2013 are more indicative of future operations as we are no longer a development stage company.

All of our general and administrative expenses increased significantly as we grew the business and is not necessarily indicative of the rate of future growth.

The following is a breakdown of our general and administrative expenses for the three month periods ended September 30, 2013 and 2012:

	2013	2012	Difference
Personnel costs	$225,536	$21,185	$204,351
Consulting fees	58,667	183,919	(125,252)
Travel	36,934	28,890	8,044
Legal and professional fees	34,534	28,526	6,008
Investor and public relations	21,295	4,362	16,933
Marketing and selling	24,533	15,413	9,120
Rent	21,812	2,383	19,429
Research and development	4,532	12,229	(7,697)
Stock based compensation/options	-	37,292	(37,292)
Other expenses	49,883	21,487	28,396
	$477,726	$355,686	$122,040

Personnel cost represent the cost of employees.  As of September 30, 2013 we had 6 employees.  We had 3 employees in 2012. In 2012 the worked performed by 3 of the employees was performed by consultants.

Consulting fees decreased by $125,252 (68.1%) from $183,919 in 2012 to $58,667 in 2013. During 2013 and 2012, we had from two to three consultants providing services to us. As of September 30, 2013 we have only two consultant providing services. Of the amounts included in consulting fees, $25,000 and $55,313, represents noncash expenses in 2013 and 2012, respectively.

Travel expenses increased by $8,044 (27.8%) from $28,890 in 2012 to $36,934 in 2013.  Travel expenses are being incurred primarily related to selling expenses.

Legal and professional fees increased by $6,008 (21.1%) from $28,526 in 2012 to $34,534 in 2013.  Legal and professional fees relate to Securities and Exchange Commission (“SEC”) compliance, financing legal expenses, and contract negotiation regarding consultants and manufacturing.

Investor and public relation expenses increased $16,933 from $4,362 in 2012 to $21,295 in 2013. The increase was primarily from engaging two firms to assist us with our investor and public relations needs. We anticipate continuing the use of outside sources in the future.

Marketing and selling expenses increased $9,120 (59.2%) from $15,413 in 2012 to $24,533 in 2013. The increase relates primarily to sample expenses. We gave away more products in 2013 than in 2012.

Rent expense is primarily for our location in Beverly Hills, California.  Our rent expense is approximately $6,700 per month. The lease on the office commenced in October 2012.

Research and development expenses decreased by $7,697 (62.9%), from $12,229 in 2012 to $4,532 in 2013. Research and development represent the cost of developing flavor profiles of our products and the development of future equipment.  We anticipate cost continuing in future periods the amounts of which cannot be estimated at this point in time. Our research and development costs will be dependent on new formulations and new flavor profiles as our customer base increases.

There was no stock based compensation in 2013.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs.  These costs have increased as our business has grown.  We anticipate additional increases in these expenses.

We had operating losses of $490,747 and $360,891 for 2013 and 2012, respectively

Interest expense increased $39,749 from $28,070 in 2012 to $67,819 in 2013. Interest primarily relates to convertible debt which were issued in August 2012. Interest expense includes direct interest of $15,039 and $4,400 for 2013 and 2012, respectively, calculated based on the interest rate stated in the convertible notes. In addition, interest expense includes non-cash amortization of the debt discount of $51,467 and $23,670 for 2013 and 2012, respectively.

We had net losses of $558,566 and $388,961 for 2013 and 2012, respectively.

Liquidity and Capital Resources

As of September 30, 2013 we had working capital of $825,508.  During the six months ended September 30, 2013 we used cash of $1,028,338 in operations, $24,486 for investment in equipment, and we received $2,306,500 less expenses of $267,645 for a net amount of $2,308,855 for the sale of (i) 9,226,000 shares our common stock and (ii) warrants to purchase 12,239,000 shares of common stock which have terms from three to five year and exercise prices between $0.25 and $0.50 per share. In addition we borrowed $12,975 and repaid $43,247 in advances from a relative of one of our officers and directors. We also repaid $40,000 and borrowed $20,000 of principal our convertible debt.

Our operations to date have been financed by the sale of securities and by the issuance of convertible debt.  We believe that the proceeds of our latest offering should be sufficient to fund our operations for the foreseeable future. If we are unable to generate sufficient cash flow from operations with the capital raised we will be required to raise additional funds either in the form of capital or debt. There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2013 are as follows:

Fiscal Years ending March 31,
2014 (six months remaining)	39,990
2015	46,655
$86,645

The aggregate amount of principal payments due are as follows:

Fiscal Years ending March 31,
2014 (six months remaining)	$-
2015	-
2016	420,000
$420,000

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officers), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The matters involving internal control over financial reporting that our management considered to be a material weakness was a lack of segregation of duties as we have an inadequate number of personnel to properly implement control procedures.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been disclosed on a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits. (Counsel to prepare)(Need to make decision whether submission of CTR request is practical)

Exhibit No.	Description
10.1	Intellectual Property Sale Deed by and between National Australia Bank Limited and Barfresh Inc. dated October 15, 2013, filed herewith.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: November 13, 2013	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

