Form 10-Q/A
period 2013-09-30
BARFRESH FOOD GROUP INC.
filed 2013-11-20
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 13, 2013 (the “Form 10-Q”), is solely to correct a typographical error. During the three months ended September 30, 2013, five-year warrants included as part of a common stock unit offering entitle the holder to purchase one-half (1/2) share of common stock at an exercise price of $0.50.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

BARFRESH FOOD GROUP INC.

Date: November 20, 2013	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 20, 2013	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

