Form 10-Q
period 2013-12-31
BARFRESH FOOD GROUP INC.
filed 2014-02-13
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

[  ] Yes   [X] No

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

[  ] Yes   [X] No

As of February 13, 2014, there were 59,592,660 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$664,484	$85,957
Accounts Receivable	4,984	7,413
Receivable from related party	-	13,540
Inventory	61,427	12,712
Prepaid expenses and other current assets	19,137	226,602
Total current assets	750,032	346,224
Property, plant and equipment, net of depreciation	315,342	311,496
Intangible asset, net of amortization	713,327	31,985
Deposits	14,461	10,731
Total Assets	$1,793,162	$700,436

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$124,101	$247,682
Accrued expenses	216,423	187,096
Deferred rent liability	2,666	5,066
Advances from related party	-	30,272
Short-term notes payable - related party, net of discount	436,985	-
Short-term notes payable, net of discount	46,811	-
Convertible note - related party, net of discount	-	36,551
Convertible note, net of discount	-	285,100
Total current liabilities	826,986	791,767
Convertible note - related party, net of discount	20,569	-
Convertible note, net of discount	152,115	-
Total liabilities	999,670	791,767

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 59,592,660 and 50,366,660 shares issued and outstanding at December 31, and March 31, 2013, respectively	59	50
Additional paid in capital	4,842,949	2,355,328
Accumulated deficit	(4,049,516)	(2,446,709)
Total stockholders’ equity (deficit)	793,492	(91,331)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,793,162	$700,436

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the nine months ended December 31,		For the three months ended December 31,
	2013	2012	2013	2012
Revenue	$39,799	$7,488	$7,541	$4,608
Cost of revenue	25,733	6,115	4,414	3,859
Gross profit	14,066	1,373	3,127	749

Operating expenses:
General and administrative	1,365,431	1,216,059	462,799	581,346
Depreciation Amortization	56,129	17,436	27,652	10,390
Total operating expenses	1,421,560	1,233,495	490,451	591,736

Operating loss	(1,407,494)	(1,232,122)	(487,324)	(590,987)

Other expenses
Interest	195,313	112,279	43,284	84,209

Net (loss)	$(1,602,807)	$(1,344,401)	$(530,608)	$(675,196)

Per share information - basic and fully diluted:
Weighted average shares outstanding	56,334,182	48,574,767	59,592,660	48,658,372
Net (loss) per share	$(0.03)	$(0.03)	$(0.01)	$(0.01)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended December 31,
	2013	2012
Net cash used in operations	$(1,443,739)	$(541,246)

Cash flow from investing activities:
Purchase of patents	(697,157)
Purchase of equipment	(44,160)	(153,227)
Net Cash used in investing activities	(741,317)	(153,227)

Cash flow from financing activities:
Issuance of common stock for cash	2,038,855	-
Issuance of convertible debt	20,000	440,000
Repayment of convertible debt	(40,000)	-
Issuance of notes payable	775,000	-
Advance from related party	485,132	30,272
Repayment to related party	(515,404)	-
Net cash provided by financing activities	2,763,583	470,272

Net increase (decrease) in cash	578,527	(224,201)
Cash at beginning of period	85,957	420,976
Cash at end of period	$664,484	$196,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,009	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services/stock based compensation	$-	$479,797
Fair value of warrants issued with convertible notes	$142,873	$142,019
Value of beneficial conversion of convertible notes	$125,905	$142,019
Fair value of warrants issued with short-term notes payable	$298,232	$-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

Note 1. Basis of Presentation

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at December 31, 2013 and 2012 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2013. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2013 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2013.

We were in the development stage from December 4, 2009 through March 31, 2013. Our fiscal year ending March 31, 2014 is the first year during which we are considered an operating company and no longer in the development stage.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern. We have incurred losses to date of $4,049,516. To date we have funded our operations through advances from a related party, issuance of debt, and the sale of our common stock. We intend to raise additional funding through third party equity or debt financing. There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern. Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses and ultimately generate profitable operations.

Basis of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and our wholly owned subsidiaries Barfresh Inc. and Smoothie Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Intangible Assets

Intangible assets are comprised of patents, net of amortization. The patent costs are being amortized over the life of the patents, which is twenty years from the date of filing the patent applications. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the costs of internally developing other intangible assets, such as patents, are expensed as incurred. However, as allowed by ASC 350, legal fees and similar costs relating to patents have been capitalized.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight line basis over the estimated useful lives of the assets. Leasehold improvements are being amortized over the shorter of the useful life of the asset or the lease term that includes any expected renewal periods deemed to be reasonably assured. The estimated useful lives used for financial statement purposes are:

Furniture and fixtures: 5 years

Equipment: 7 years

Leasehold improvements: 2 years

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

(Continued)

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2013 and 2012 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $40,305 and $55,233 in research and development expenses for the nine months ended December 31, 2013 and 2012, respectively, and $31,866 and $43,004 in research and development expenses for the three months ended December 31, 2013 and 2012, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $2,666 and $5,066 at December 31, 2013 and March 31, 2013, respectively, and will be charged to rent expense over the life of the lease.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or results of operations.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

(Continued)

Note 3. Property Plant and Equipment

Major classes of property and equipment consist of the following:

	December 31, 2013	March 31, 2013
Furniture and fixtures	$13,331	$11,070
Equipment	372,220	330,321
Leasehold Improvements	3,300	3,300
	388,851	344,691
Less: accumulated depreciation	(73,509)	(33,195)
	$315,342	$311,496

We recorded depreciation expense related to these assets of $40,314 and $15,801 for the nine months ended December 31, 2013 and 2012, respectively, and $12,928 and $9,846 for the three months ended December 31, 2013 and 2012, respectively.

Note 4. Intangible Assets

As of December 31, 2013 and March 31, 2013, intangible assets consist of patent costs of $734,244 and $37,087, less accumulated amortization of $20,917 and $5,102, respectively.

Estimated amortization expense related to the patent as of December 31, 2013 is as follows:

Fiscal Years ending March 31,	Total Amortization
2014 (three months remaining)	$15,077
2015	60,307
2016	60,307
2017	60,307
2018	60,307
Later years	457,022
$713,327

Note 5. Advance from Related Party

During the nine months ended December 31, 2013 we received a cash advance from an affiliate of a director and shareholder of the Company in the amount of $445,157, which was used for the purchase of certain international patent rights. The advance was repaid with interest calculated at 6.0% per annum ($5,617).

During the nine months ended December 31, 2013 and the year ended March 31, 2013 we received cash advances in the amounts of $12,975 and $30,272, respectively, from a relative of an officer of the Company. The advances bear no interest and were repaid.

Note 6. Short-Term Notes Payable (Related and Unrelated)

In December 2013, we closed an offering of $775,000 in short-term notes payable (“Short-Term Notes”), $500,000 of which was purchased by a significant shareholder, $100,000 was purchased by an officer, director and significant shareholder and $100,000 was purchased by a director and significant shareholder. The Short-Term Notes bear interest at a rate of 2% per annum and are due and payable on December 20, 2014. We also issued 1,291,667 warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.45 per share, may be exercised on a cashless basis and are exercisable for a period of five years.

In accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), we first calculated the fair value of the warrants issued and then determined the relative value of the Short-Term Notes.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

(Continued)

The fair value of the warrant, $0.38 per share, was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	5
Volatility (based on a comparable company)	97%
Risk Free interest rate	1.66%
Dividend yield (on common stock)	-

The relative value of the warrants was $298,232, which was the amount recorded as debt discount. The amounts recorded as debt discount will be amortized over the life of the note, one year, and charged to interest expense. We estimated the effective interest rate as calculated to be approximately 52% but will be paying cash at a rate of 2% per annum.

The balance at December 31, 2013 was comprised of:

Convertible notes payable, related and unrelated parties	$775,000
Unamortized Debt discount	(291,204)
$483,796

Accrued expenses include interest of $467 at December 31, 2013.

We have the right to extend the due date of the Short-Term Notes to June 19, 2014 with notice to the holders given at least 30 days and no more than 60 days prior to the initial due date. If we extend the Short-Term Notes the interest rate will increase to 3% per annum and we will be required to issue additional warrants (“Extension Warrants”). The Extension Warrants will have a 3 year term and the exercise price will be determined based on the volume weighted average price for the 10 trading days preceding the original due date of the Short-Term Notes. The number of shares which may be purchased will be computed by dividing 56.25% of the unpaid principal amount of the Short-Term Notes held by the initial exercise price computed as set forth above.

Note 7. Convertible Note (Related and Unrelated)

In August 2012, we closed an offering of $440,000 of convertible notes, $50,000 of which was purchased by a significant shareholder of ours. The notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2013. In addition, the notes are convertible at any time after the original issue date until the notes are no longer outstanding into our common stock at a conversion price of $0.372 per share. We also issued 956,519 warrants to the note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.46 per share for a term of seven years.

When the convertible notes were due we settled the notes by repaying $40,000 of the notes in cash, issuing new convertible notes in the amount of $400,000 and received payment for another note in the amount of $20,000. The new notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2015. In addition the new notes are convertible at any time after the original issue date until the new notes are no longer outstanding, into our common stock at a conversion price of $0.25 per share. We also issued warrants to the new note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.25 per share. There were 1,680,000 warrants issued.

In accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), we first calculated the fair value of the warrants issued and then determined the relative value of the notes and determined that there was a beneficial conversion feature.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

(Continued)

The fair value of the warrants, $0.13 per share, ($216,531 in the aggregate) was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	85%
Risk Free interest rate	0.91%
Dividend yield (on common stock)	-

The relative value of the warrants to the notes was $142,873, which was the amount recorded as a portion of the debt discount. We also recorded a beneficial conversion feature on the convertible notes of $125,905. The amounts recorded as debt discount will be amortized over the life of the notes, two years, and charged to interest expense. We estimated the effective interest rate as calculated to be approximately 74% but will be paying cash at a rate of 12% per annum.

The balance at December 31, 2013 was comprised of:

Convertible notes payable, related and unrelated parties	$420,000
Unamortized Debt discount	(247,316)
$172,684

Accrued expenses include interest of $16,017 at December 31, 2013.

The aggregate amount of principal payments due as of December 31, 2013 are as follows:

Fiscal Years ending March 31,
2014	$-
2015	775,000
2016	420,000
$1,195,000

Note 8. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which expires October 31, 2014.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2013 are as follows:

Fiscal Years ending March 31,
2014 (three months remaining)	$19,995
2015	46,655
$66,650

Rent expense was $62,209 and $21,984 for the nine months ended December 31, 2013 and 2012, respectively, and $22,257 and $19,601 for the three months ended December 31, 2013 and 2012, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

(Continued)

Note 9. Stockholders’ Equity

During prior periods we issued 1,850,000 shares of our common stock to non-employees for various consulting services. Pursuant to the guidance in ASC Topic 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”), the shares issued are being amortized over the periods of the contracts which range from one to two years. The shares were valued at the market price on the date of grant. The aggregate value of the shares previously issued was $596,500. The unamortized balance of $12,500, representing the vested portion not yet expensed, is included in prepaid expenses at December 31, 2013.

During the nine months ended December 31, 2013, we terminated a contract with a non-employee. All previously unvested stock option expense attributed to the non-employee, in the amount of $14,747 was reversed and credited to general and administrative expenses

We have consulting contracts which provide for the potential issuance of an additional 1,350,000 shares of our common stock at prices to be determined in the future. The contracts contain performance commitments relating to future revenue and/or earnings. There are not significantly large disincentives for nonperformance to make the achievement of the goals probable. None of the goals were achieved as of December 31, 2013, and in accordance with the guidance ASC 505-50, no expense was recognized for these future grants.

Certain previously granted restricted stock rights and stock options were subject to performance conditions. As a result of the employee termination the performance conditions will not be met. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), previously recognized unvested equity based compensation cost of $103,488 has been reversed during the nine months ended December 31, 2013.

During the period from December 31, 2012 through May 9, 2013, we completed an offering of common stock units at a price of $0.25 per unit. Each unit consists of one share of common stock and a three year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units”). We sold 3,200,000 units representing 3,200,000 shares and warrants to purchase 1,600,000 shares for total consideration of $800,000 less $17,500 in cost, for a net amount received of $782,500.

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

During July and August 2013 we completed an offering of common stock units at a price of $0.25 per unit. Each unit consists of one share of common stock, a three-year warrant to purchase one share of our common stock at an exercise price of $0.25 per share (which may be exercised on a cashless basis), and a five-year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units) for total consideration of $1,906,500 less $267,645 in cost for a net amount received of $1,638,855.

The fair value of the warrants, estimated at the date of grant using the Black-Scholes option pricing model was $3,089,919. The estimated value was higher than the proceeds received from the sale of the units. Accordingly, the proceeds received less the par value of the common stock, has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	3 - 5
Volatility (based on a comparable company)	87 - 106%
Risk Free interest rate	0.67 - 1.38%
Dividend yield (on common stock)	-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

(Continued)

The following is a summary of outstanding stock options issued to employees as of December 31, 2013

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding March 31, 2013	625,000	$1.00	2.23	$-
Cancelled	(625,000)	-	-	-
Outstanding December 31, 2013	-	-	-	-
Exercisable	-	$-	-	$-

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of December 31, 2013:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	14,372,232	$0.25 - 1.50	3.10	$1,296,420
Warrants issued in connection with private placement of convertible notes	2,636,519	$0.25 - 0.46	2.68 - 4.65	$-
Warrants issued in connection with short-term notes payable	1,291,667	$.45	4.97	$64,583

Note 11. Interest Expense

Interest expense includes direct interest of $48,474 and $18,067 for the nine and three months ended December 31, 2013, respectively, and $17,600 and $13,200 for the nine and three months ended December 31, 2012, respectively, calculated based on the interest rate stated in our various debt instruments.

In addition as more fully described in Notes 6 and 7 above, interest expense includes non-cash amortization of the debt discount of $146,839 and $25,217 for the nine and three months ended December 31, 2013, respectively, and $94,679, and $65,369 for the nine and three months ended December 31, 2012, respectively.

Note 12. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of December 31, 2013 the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2009 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

(Continued)

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

For the nine and three months ended December 31, 2013 and 2012 we did not have any interest and penalties associated with tax positions. As of December 31, 2013 we did not have any significant unrecognized uncertain tax positions.

Note 13. Business Segments

We operate in only one segment and geographic location.

Note 14. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of December 31, 2013 and for the nine and three months ended December 31, 2013 and 2012 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us,” “we,” “our,” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 1A in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2013. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

We are engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.  We own the domestic and international patents and patents pending, as well as related trademarks, for a sealed pack of ingredients for an individual smoothie. In November 2011 we acquired the patent rights in the United States and Canada. The United States patent was originally filed on December 4, 2007 and its current status is patent pending. The Canadian patent was originally filed on August 16, 2005 and it has been granted. Subsequently, on October 15, 2013, we acquired all of the related international patent rights, which were filed pursuant to the Patent Cooperation Treaty (the “PCT”), have been granted in 13 jurisdictions and are pending in the remainder of the jurisdictions that have signed the PCT. In addition, on October 15, 2013, we purchased all of the trademarks related to the patented products.

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

To date, we have funded our operations through the sale of our equity securities, issuance of convertible debt, issuance of promissory notes and advances from related parties.

The acquisition of the international patents and trademarks on October 15, 2013 was funded through an advance of $672,157 from an officer and Director and a Director, both of whom are significant shareholders. $200,000 of the advance was satisfied through the through their participation in the Company’s December 20, 2013 private placement of notes and warrants. The net proceeds to the Company from the private placement that closed on December 20, 2013, including the aforementioned $200,000, was $775,000. The $775,000 in notes bears interest at a rate of 2% per annum and is due and payable on December 20, 2014, with certain provisions for extension. Warrants to purchase 1,291,667 shares of the Company’s common stock were issued to these investors and the warrants have an exercise price of $0.45 per share. In addition to the related parties discussed above, $500,000 of notes was purchased by a significant shareholder. All of the related parties participated in the offering upon the same terms offered to other investors. The balance of the remaining loan for the acquisition of the patents and trademarks, including interest, was paid in cash, in full by the Company.

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

Although we have agreements with potential customers representing approximately 10,000 outlets to develop flavors and test our products and have begun to develop flavor profiles for others, we have no assurance that we will supply any chain with our products. During the nine months ended December 31, 2013 we began shipping our products to one of the customers we have contracts with and to a number of smaller customers.

In addition to the large retail fast food and fast casual chains, we will sell to food distributors that supply products to the food services market place.

There can be no assurance that we will not become dependent on one or a few major customers.

We intend to monetize the international patents outside of our current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or our own sales personnel or by entering into some form of license or royalty agreements with third parties. Most recently, as part of our expansion due to the acquisition of the international patents, we engaged a leading regional Australian food ingredient supply and product developer as our wholesaler and distributor. Our first order was shipped to Australia in January 2014.

Critical accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates our continuation as a going concern.  We have incurred losses to date of $4,049,516.  To date we have funded our operations through the sale of equity securities, the sale of convertible promissory notes, the issuance of promissory notes and advances from related parties.  There is no certainty that funding will be available as needed. These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets and discharge our liabilities in the normal course of business is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2013 and 2012 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $40,305 and $55,233, in research and development expenses for the nine months ended December 31, 2013 and 2012, respectively, and $31,866 and $43,004 in research and development expenses for the three months ended December 31, 2013 and 2012, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $2,666 and $5,066 at December 31, 2013 and March 31, 2013, respectively and will be charged to rent expense over the life of the lease.

Results of Operations

Results of Operation for Nine Month Period Ended December 31, 2013 as Compared to the Nine-Month Period Ended December 31, 2012

(References to 2013 and 2012 are to the nine-month periods ended December 31, 2013 and 2012 respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue for 2013 was $39,799 as compared to $7,488 in 2012. A number of customers began testing our products in multiple locations in 2013. There was no revenue prior to July 1, 2012.

Cost of revenue for 2013 was $25,733 as compared to $6,115 in 2012. Our gross profit was $14,066 (35.34%) and $1,373 (18.3%) for 2013 and 2012, respectively. We anticipate that our gross profit percentage in 2013 is more indicative of our expected results going forward than the percentage in 2012.

Operating expenses

Our operations during 2012 were limited to developing flavor profiles of our product, setting up a manufacturing facility, producing products, setting up a sales force and negotiating agreements. Our operations in 2013 are more indicative of no longer being a development stage company.

All of our general and administrative expenses increased significantly as we grew the business and is not necessarily indicative of the rate of future growth.

The following is a breakdown of our general and administrative expenses for the nine months ended December 31, 2013 and 2012:

	2013	2012	Difference
Personnel costs	$669,777	$220,350	$449,427
Consulting fees	209,178	459,831	(250,653)
Legal and professional fees	133,889	110,623	23,266
Travel	119,703	98,233	21,470
Investor and public relations	75,094	34,031	41,063
Marketing and selling	65,145	33,838	31,307
Rent	62,209	21,984	40,225
Research and development	40,305	55,233	(14,928)
Stock based compensation/options	(103,488)	130,433	(233,921)
Other expenses	93,619	51,503	42,116
	$1,365,431	$1,216,059	$149,372

Personnel cost represent the cost of employees.  During 2013 we had 5 to 6 employees.  We had 3 employees in 2012. At the end of 2012 we had 5 employees. We moved from outside consultants to internal personnel. In 2012 the worked performed by the equivalent of 3 employees was performed by consultants.

Consulting fees decreased by $250,653 (54.5%) from $459,831 in 2012 to $209,178 in 2013. During 2013 and 2012, we had from four to six consultants providing services to us. As of December 31, 2013 we have only two consultants providing services. Of the amounts included in consulting fees, $154,630 and $234,805, represents noncash expenses in 2013 and 2012, respectively.

Legal and professional fees increased by $23,266 (21.0%) from $110,623 in 2012 to $133,889 in 2013.  Legal and professional fees relate to Securities and Exchange Commission (“SEC”) compliance, financing legal expenses, and contract negotiation regarding sales, and manufacturing.

Travel expenses increased by $21,470 (21.9%) from $98,233 in 2012 to $119,703 in 2013.  Travel expenses are being incurred primarily related to selling expenses.

Investor and public relation expenses increased $41,063 (121%) from $34,031 in 2012 to $75,094 in 2013. We are currently using an outside firm to assist us with our investor and public relations needs. We incurred the cost associated with attending two investor conferences in 2013. We anticipate continuing the use of outside sources and attending conferences in the future.

Marketing and selling expenses increased $31,307 (92.5%) from $33,838 in 2012 to $65,145 in 2013. The increase relates primarily to sample expenses. We gave away more products in 2013 than in 2012.

Rent expense is primarily for our location in Beverly Hills, California.  Our rent expense is approximately $6,700 per month. The lease on the office commenced in October 2012.

Research and development expenses decreased by $14,928 (27.0%) from $55,233 in 2012 to $40,305 in 2013. Research and development represent the cost of developing flavor profiles of our products and the development of future equipment.  We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development costs will be dependent on new formulations and new flavor profiles as our customer base increases.

Certain previously granted restricted stock rights and stock options were subject to performance conditions. As a result of the employee termination the performance conditions will not be met, in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), previously recognized unvested equity based compensation cost of $103,488 has been reversed during the nine months ended December 31, 2013.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs.  These costs have increased as our business has grown.  We anticipate additional increases in these expenses.

We had operating losses of $1,407,494 and $1,232,122 for 2013 and 2012, respectively.

Interest expense increased $83,034 from $112,279 in 2012 to $195,313 in 2013. Interest primarily relates to convertible debt which were issued in August 2012 and renewed in September 2013. Interest expense includes direct interest of $48,474 and $17,600 2013 and 2012, respectively, calculated based on the interest rate stated in our various debt instruments.

In addition interest expense includes non-cash amortization of the debt discount of $146,839 and $94,679, for 2013 and 2012, respectively.

We had net losses of $1,602,807 and $1,344,401 for 2013 and 2012, respectively.

Results of Operation for Three Month Period Ended December 31, 2013 as Compared to the Three-Month Period Ended December 31, 2012

(References to 2013 and 2012 are to the three-month periods ended December 31, 2013 and 2012 respectively, unless otherwise specified.)

Revenue

Revenue for 2013 was $7,541 as compared to $4,608 in 2012. A number of customers began testing our products in multiple locations in 2013.

Cost of revenue for 2013 was $4,414 as compared to $3,859 in 2012. Our gross profit was $3,127 (41.5%) and $749 (16.3%) for 2013 and 2012, respectively. We anticipate that our gross profit percentage in 2013 is more indicative of our expected results going forward than the percentage in 2012.

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

The following is a breakdown of our general and administrative expenses for the three months ended December 31, 2013 and 2012:

	2013	2012	Difference
Personnel costs	$213,857	$199,165	$14,692
Consulting fees	36,416	106,837	(70,421)
Legal and professional fees	59,194	47,435	11,759
Travel	47,005	43,349	3,656
Investor and public relations	18,501	28,719	(10,218)
Marketing and selling	24,158	7,847	16,311
Rent	22,257	19,601	2,656
Research and development	31,866	43,004	(11,138)
Stock based compensation/options	-	63,455	(63,455)
Other expenses	9,545	21,934	(12,389)
	$462,799	$581,346	$(118,547)

Personnel cost represent the cost of employees.  As of December 31, 2013 we had 6 employees.  We had 3 employees in 2012. At the end of 2012 we had 5 employees. We moved from outside consultants to internal personnel. In 2012 the worked performed by 3 of the employees was performed by consultants.

Consulting fees decreased by $70,421 (65.9%) from $106,837 in 2012 to $36,416 in 2013. During 2013 and 2012, we had from four to six consultants providing services to us. As of December 31, 2013 we have only two consultants providing services. Of the amounts included in consulting fees, $25,000 and $83,170, represents noncash expenses in 2013 and 2012, respectively.

Legal and professional fees increased by $11,759 (24.8%) from $47,435 in 2012 to $59,194 in 2013.  Legal and professional fees relate to Securities and Exchange Commission (“SEC”) compliance, financing legal expenses, and contract negotiation regarding sales, and manufacturing.

Travel expenses increased by $3,656 (8.4%) from $43,349 in 2012 to $47,005 in 2013.  Travel expenses are being incurred primarily related to selling expenses.

Investor and public relation expenses decreased $10,218 (35.6%) from $28,719 in 2012 to $18,501 in 2013. The decrease was primarily due to timing of investor relations activity. We currently are using one outside firm to assist us in our investor relations efforts. We anticipate continuing the use of outside sources and attending conferences in the future and anticipate an increase in costs.

Marketing and selling expenses increased $16,311 (208%) from $7,847 in 2012 to $24,158 in 2013. The increase relates primarily to sample expenses. We gave away more products in 2013 than in 2012.

Rent expense is primarily for our location in Beverly Hills, California.  Our rent expense is approximately $6,700 per month. The lease on the office commenced in October 2012.

Research and development expenses decreased by $11,138 (25.9%) from $43,004 in 2012 to $31,866 in 2013. Research and development represent the cost of developing flavor profiles of our products and the development of future equipment.  We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development costs will be dependent on new formulations and new flavor profiles as our customer base increases.

Liquidity and Capital Resources

As of December 31, 2013 we had a working capital deficit of $76,954.  During the nine months ended December 31, 2013 we used cash of $1,443,739 in operations, $697,157 for the purchase of patents and trademarks, $44,160 for investment in equipment, and we received $2,306,500 less expenses of $267,645 for a net amount of $2,038,855 for the sale of (i) 9,226,000 shares our common stock and (ii) warrants to purchase 12,239,000 shares of common stock which have terms from three to five year and exercise prices between $0.25 and $0.50 per share. We issued $775,000 in short-term notes payable, $500,000 of which was purchased by a significant shareholder, $100,000 was purchased by an officer, director and significant shareholder and $100,000 was purchased by a director and significant shareholder. The short-term notes are due and payable in one year but we have the right to a six month extension. We also issued 1,291,667 warrants to the short-term note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.45 per share, may be exercised on a cashless basis and is exercisable for a period of five years. In addition we borrowed $485,132 and repaid $515,404 in advances from related parties. The advance from related parties was primarily used towards the acquisition of the patents and trademarks and the cash used to repay the advances came from the issuance of the short-term debt. We also repaid $40,000 and borrowed $20,000 of principal our convertible debt.

Our operations to date have been financed by the sale of securities, the issuance of convertible debt and the issuance of short-term debt, including related party advances.   If we are unable to generate sufficient cash flow from operations with the capital raised we will be required to raise additional funds either in the form of capital or debt. There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2013 are as follows:

Fiscal Years ending March 31,
2014 (three months remaining)	$19,995
2015	46,655
$66,650

The aggregate amount of principal payments due as of December 31, 2013 are as follows:

Fiscal Years ending March 31,
2014	$-
2015	775,000
2016	420,000
$1,195,000

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), with the participation of our management, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

Our management determined that the Company has an inadequate number of personnel on staff to properly implement control procedure and identified this lack of segregation of duties among the Company and its personnel as a material weakness in the Company’s internal control over financial reporting. Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No disclosure required hereunder.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been disclosed on a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Promissory Note dated December 20, 2013 issued by Barfresh Food Group Inc. in favor of certain investors (filed herewith)

4.2	Form of Registration Rights Agreement dated December 20, 2013 by and between Barfresh Food Group Inc. and certain investors (filed herewith)

4.3	Form of Warrant dated December 20, 2013 issued by Barfresh Food Group Inc. issued to certain investors (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 0

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

BARFRESH FOOD GROUP INC.

Date: February 13, 2014	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: February 13, 2014	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

