Form 10-K
period 2014-03-31
BARFRESH FOOD GROUP INC.
filed 2014-06-30
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Madison Street, Suite 701, Denver, Colorado	80206
(Address of principal executive offices)	(Zip Code)

303-329-3008

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.000001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of September 30, 2013 was $8,469,155.

As of June 24, 2014, there were 65,247,660 outstanding shares of common stock of the registrant.

BARFRESH FOOD GROUP INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Barfresh Food Group Inc., a Delaware corporation (hereinafter referred to as “we”. “us”, “our”, “Company” or “Barfresh”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may”, “should”, “could”, “predict”, “potential”, “believe”, “will likely result”, “expect”, “will continue”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

Management cautions that forward-looking statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Certain risks and uncertainties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Actual results or outcomes may differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See “Risk Factors” set forth in Item 1A.

PART I

Item 1. Business.

Business Overview

We are engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes. Our products are portion controlled ready to blend beverage ingredient packs or “beverage packs”. They contain all of the ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt or ice cream), fruit pieces, juices and ice. Ingredients used are natural, no syrups or powders.

We own the domestic and international patents and patents pending, as well as related trademarks for our products. In November 2011 we acquired the patent rights in the United States and Canada. The Canadian patent has been granted and the United States patent is “patent pending”. On October 15, 2013, we acquired all of the related international patent rights, which were filed pursuant to the Patent Cooperation Treaty, have been granted in 13 jurisdictions and are pending in the remainder of the jurisdictions that have signed the treaty. In addition, on October 15, 2013, we purchased all of the trademarks related to the patented products.

We have been developing flavor profiles of our smoothies that we believe will be appealing to tastes in the United States. We have been in discussions with a number of companies including both large and small quick service restaurant (“QSR”) chains and national food services companies that serve alternative venues such as stadiums, arenas and universities with national footprints in the United States and have reached preliminary agreements with three potential customers to begin testing in the near future. We are in ongoing negotiations with a number of other companies. In addition to the large retail fast food and fast casual chains, we will sell to food distributors that supply products to the food services market place. Finally, we intend to monetize the international patents outside of our current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or our own sales personnel or by entering into some form of license or royalty agreements with third parties.

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

We currently have two employees and one consultant selling our product. The process of obtaining orders from potential customers will likely follow the following process:

●	Meet with and introduce products to customer;

●	Develop flavor profiles for the specific customer;

●	Participate in test marketing of the product with the flavors developed for the customer; and

●	Agree to a roll out schedule for the customer.

Although we have agreements with potential customers, representing approximately 10,000 outlets, to develop flavors and test our products and have begun to develop flavor profiles for others, we have no assurance that we will supply any chain with our products. During the year ended March 31, 2014 we began shipping our products to one of the customers we have contracts with and to a number of smaller customers.

Most recently, as part of our expansion due to the acquisition of the international patents, we engaged a leading regional Australian food ingredient supply and product developer as our wholesaler and distributor. Our first order to Australia shipped in January 2014.

Our Corporate History and Background

We were incorporated on February 25, 2010 in the State of Delaware. The Company was originally formed to acquire scripts for movie opportunities, to produce the related movies and to sell, lease, license, distribute and syndicate the movies and develop other related media products related to the movies. As the result of the reverse merger, more fully described below, we are now engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.

Reorganization and Recapitalization

During January, 2012, we entered into a series of transactions pursuant to which we acquired Barfresh Inc., a Colorado corporation (“Barfresh CO”), spun-out our prior operations to our former principal shareholder, completed a private offering of our securities for an aggregate purchase price of approximately $999,998, conducted a four for one forward stock split and changed the name of the Company. The following describes the foregoing transactions:

●	Acquisition of Barfresh CO. We acquired all of the outstanding capital stock of Barfresh CO in exchange for the issuance of 37,333,328 shares of our $0.000001 par value common stock pursuant to a Share Exchange Agreement between us, our former principal shareholder, Barfresh CO and the former shareholders of Barfresh CO. As a result of this transaction, Barfresh CO became our wholly owned subsidiary and the former shareholders of Barfresh CO became our controlling shareholders.

●	Spinout of prior business. Immediately prior to the acquisition of Barfresh CO, we spun-out our previous business operations to a former officer, director and principal shareholder, in exchange for all of the shares of our common stock held by that person. Such shares were cancelled immediately following the acquisition.

●	Financing transaction. Immediately following the acquisition of Barfresh, we sold an aggregate of 1,333,332 shares of our common stock and five-year warrants to purchase 1,333,332 shares of common stock at a per share exercise price of $1.50 in a private offering for gross proceeds of $999,998, less expenses of $26,895.

●	Change of name. Subsequent to the merger, we changed the name of the Company from Moving Box Inc. to Barfresh Food Group Inc.

●	Forward stock split. Subsequent to the merger, we conducted a four for one forward stock split of the Company’s common stock.

Our Products

Our products are portion controlled beverage ingredient packs, suitable for smoothies, shakes and frappes that can also be utilized for cocktails and mocktails. They contain all of the ingredients necessary to make either a smoothie, shake or frappe, including the ice. All of the ingredients used are real, no syrups or powders. Simply add water, empty the packet into a blender, blend and serve.

4

The following shows our product with the package opened:

We have completed the development of our product range and we now have the following flavors available for sale as part of our standard line:

Smoothies:

Shakes:

Frappes:

In addition to our standard product range we are also currently working on customized flavor profiles for some of our key accounts.

Some of the key benefits of our products for the operators that use it include:

●	Portion controlled

●	Zero waste

●	Product consistency – every time you make a smoothie

●	Unitized inventory

●	Long shelf life (24 months)

●	Little to no capital investment necessary

●	Very quick to make (less than 60 seconds)

●	Ability to itemize the ingredients of the smoothie on their menus

●	Products require less retail space

Some of the key benefits of our products for the end consumers that drink our products include:

●	All natural

●	No artificial colors

●	No artificial flavors

●	From as little as 150 calories (per serving)

●	At least ¼ cup of real fruit per serving

●	Dairy free options

●	Kosher approved

●	Gluten Free

Customer Marketing Material

We have developed a range of consumer marketing materials that assist our customers in selling their blended beverages. Examples of our “SMOO” branded marketing materials are detailed below.

Research and Development

We incurred $47,035 and $103,293 in research and development expenses for the fiscal years ended March 31, 2014, and March 31, 2013, respectively.

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

There may also be new entrants to the smoothie market that may alter the current competitor landscape.

The existing competition from a product perspective can be separated into three categories:

●	Specialized juice bar products: The product is made in-store and each ingredient is added separately.

●	Syrup based products: The fruit puree is supplied in bulk and not portion controlled for each smoothie. These types of products still require the addition of juice, milk or water and/or yogurt and ice. While there are a number of competitors for this style of product, the two dominant competitors are Island Oasis and Minute Maid, which are both owned by Coca Cola.

●	Portion pack products: These products contain only the fruit and yogurt and require the addition of juice or milk and ice. The two dominant competitors are General Mills’ Yoplait Smoothies and Inventure Group’s Jamba Smoothies.

We believe our ability to offer customers equipment packages with no upfront cost is a significant competitive advantage and will assist us in gaining traction in the market and securing long-term agreements with our customers. We also believe that our product’s attributes will make it more attractive to those of our competitors. However, there are other factors that may influence the adoption of a particular product by customers, including their dependence on prior relationships with our competitors.

Intellectual Property

We own the domestic and intellectual property rights to our products’ sealed pack of ingredients.

In November 2011 we acquired patent applications filed in the United States (Patent Application number 11/660415) and Canada (Patent Application number 2577163) from certain related parties. The United States patent was originally filed on December 4, 2007 and its current status is patent pending. The Canadian patent was originally filed on August 16, 2005 and it has been granted.

On October 15, 2013, we acquired all of the related international patent rights, which were filed pursuant to the Patent Cooperation Treaty, have been granted in 13 jurisdictions and are pending in the remainder of the jurisdictions that have signed the PCT. In addition, we purchased all of the trademarks related to the patented products.

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

Employees

We have 7 full time employees. From time to time, we may hire additional workers on a contract basis as the need arises.

Item 1A. Risk Factors

An investment in the Company’s securities involves significant risks, including the risks described below. The risks included below are not the only ones that the Company faces. Additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, prospects, financial condition or results of operations could be negatively affected.

Risks Related to Our Business

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability. These operating losses have been generated while we market to potential customers. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect the Company’s business, including our ability to raise additional funds.

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

Supplies and prices of the various ingredients that we are going to use to can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries.

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

Our future success heavily depends on the continued service of our senior management and other key employees. If one or more of our senior executives is unable or unwilling to continue to work for us in his present position, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating a replacement into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. In addition, of any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how and key employees.

Our senior management’s limited experience managing a publicly traded company may divert management’s attention from operations and harm our business.

With the exception of our Chief Financial Officer, our senior management team has relatively limited experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

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

Our success will depend, in part, on our ability to obtain and maintain protection in the United States and internationally for certain intellectual property incorporated into our products. Our intellectual properties may be challenged, narrowed, invalidated or circumvented, which could limit our ability to prevent competitors from marketing similar solutions that limit the effectiveness of our patent protection and force us to incur unanticipated costs. In addition, existing laws of some countries in which we may provide services or solutions may offer only limited protection of our intellectual property rights.

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

If securities or industry analysts do not continue to publish research, or publish inaccurate or unfavorable research, about our business, our share price and trading volume could decline.

The trading market for our common stock may be impacted, in part, by the research and reports that securities or industry analysts publish about our business or us. There can be no assurance that analysts will cover us, continue to cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price may decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

We cannot predict or estimate the amount of additional costs we may incur to continue to operate as a public company, nor can we predict the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As such, our management has conducted this evaluation and, as of March 31, 2014, identified the following material weaknesses in the Company’s internal control over financial reporting:

●	We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Management believes that these material weaknesses have not had an effect our financial results and has concluded that disclosure controls and procedures remain effective. Nonetheless, effective internal control over financial reporting is necessary to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to modify and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Continued identification of one or more material weaknesses in our internal control over financial reporting could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We are operating without independent directors.

We do not have independent directors. Riccardo Delle Coste and Steven Lang own greater than 60% of the Company’s common stock, comprise the majority of the board of directors and also serve as officers of the Company. The Company is operated without the oversight of independent directors and material agreements and transactions, including those with related parties, are not approved with the oversight of independent directors.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with our Company, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the Angola or any other countries in which we conduct our business. However, our employees or other agents may engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Riccardo Delle Coste and Steven Lang have voting control over matters submitted to a vote of the shareholders, and they may take actions that conflict with the interests of our other shareholders and holders of our debt securities.

Riccardo Delle Coste and Steven Lang, together, control more than 50% of the votes eligible to be cast by shareholders in the election of directors and generally. As a result, Messrs. Delle Coste and Lang have the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions.

Our common stock is quoted on the OTCQB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB, which is a significantly more limited trading market than the New York Stock Exchange, NYSE MKT or the NASDAQ Stock Market. The quotation of the Company’s shares on the OTCQB may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCQB, which may result in stock price volatility and inaccurate quote information.

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

Compliance with the periodic reporting requirements required by the SEC consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us. If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we may be forced to deregister with the SEC. If we file for deregistration, our common stock will no longer be listed the OTCQB, and it may suffer a decrease in or absence of liquidity as after the deregistration process is complete, our common stock will only be tradable on the “Pink Sheets”.

Because we became public by means of a “reverse merger”, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger”. Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our Company in the future.

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

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition, the OTCQB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our common stock is currently quoted on the OTCQB. Our common stock is subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on a national exchange that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Because we do not intend to pay dividends, shareholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our preferred stock or common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of the Company’s common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There can be no guarantee that our common stock will appreciate in value.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting the our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of the our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and Company resources, which could harm our business and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

We intend to continue to seek financing through the issuance of equity or convertible securities to fund our operations. In the future, we may also issue additional equity securities resulting in the dilution of the ownership interests of our present shareholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions or for other business purposes. The future issuance of any such additional shares of common stock will result in dilution to our shareholders and may create downward pressure on the trading price of our common stock.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Item 2. Properties.

Our principal executive offices are located in 90 Madison Street, Suite 701, Denver, Colorado 80206. The executive office is co-located with the office of Corporate Finance Group, a company that is owned by our Chief Financial Officer. In addition, we lease office space at 8530 Wilshire Blvd., Suite 450, Beverly Hills, CA 90121 for $6,700 per month.

Item 3. Legal Proceedings.

Neither the Company nor its subsidiaries are party to or have property that is the subject of any material pending legal proceedings. We may be subject to ordinary legal proceedings incidental to our business from time to time that are not required to be disclosed under this Item 1.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “BRFH”. Our common stock had been quoted on the OTC Bulletin Board since July 27, 2011 under the symbol MVBX. Effective February 29, 2012, our symbol changed to BRFH based on the forward split and name change. On March 21, 2012, our common stock was delisted to Pink Sheets. On January 21, 2014, we registered our common stock under Section 12(g) of the Exchange Act. The following table sets forth the range of high and low bid quotations for the applicable period. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)
March 31, 2014	0.84	0.40
December 31, 2013	0.62	0.30
September 30, 2013	0.24	0.50
June 30, 2013	0.36	0.22
March 31, 2013	0.44	0.22
December 31, 2012	0.58	0.22
September 30, 2012	0.73	0.30
June 30, 2012	0.33	0.22

Holders

At June 24, 2014, there were 65,247,660 shares of our common stock outstanding. Our shares of common stock are held by approximately 47 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act that were not included in a Quarterly Report on Form 10Q or a Current Report on Form 8K.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the fourth quarter covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of March 31, 2014, with respect to equity securities authorized for issuance under our equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column(a))(c)

Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	800,000	$0.50	8,200,000

TOTAL	800,000	$0.50	8,200,000

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal years ended March 31, 2014 and 2013. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

We are engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes. Our products are portion controlled ready to blend beverage ingredient packs or “beverage packs”. They contain all of the ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt or ice cream), fruit pieces, juices and ice. Ingredients used are natural, no syrups or powders.

We own the domestic and international patents and patents pending, as well as related trademarks for our products. In November 2011 we acquired the patent rights in the United States and Canada. The Canadian patent has been granted and the United States patent is “patent pending”. On October 15, 2013, we acquired all of the related international patent rights, which were filed pursuant to the Patent Cooperation Treaty, have been granted in 13 jurisdictions and are pending in the remainder of the jurisdictions that have signed the treaty. In addition, on October 15, 2013, we purchased all of the trademarks related to the patented products.

We have been developing flavor profiles of our smoothies that we believe will be appealing to tastes in the United States. We have been in discussions with a number of companies including both large and small quick service restaurant (“QSR”) chains and national food services companies that serve alternative venues such as stadiums, arenas and universities with national footprints in the United States and have reached preliminary agreements with three potential customers to begin testing in the near future. We are in ongoing negotiations with a number of other companies. In addition to the large retail fast food and fast casual chains, we will sell to food distributors that supply products to the food services market place. Finally, we intend to monetize the international patents outside of our current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or our own sales personnel or by entering into some form of license or royalty agreements with third parties. We began selling product to Australia during the final months of our fiscal year ended March 31, 2014.

To date, we have funded our operations through the sale of our equity securities, issuance of convertible debt, issuance of promissory notes and advances from related parties.

The acquisition of the international patents and trademarks on October 15, 2013 was funded through an advance of $672,157 from an affiliate of a Director and significant shareholder. $200,000 of the advance was satisfied through the participation in the Company’s December 20, 2013 private placement of notes and warrants by affiliate of the Director, and an affiliate of an Officer and Director and significant shareholder. The net proceeds to the Company from the private placement that closed on December 20, 2013, including the aforementioned $200,000, was $775,000. The $775,000 in notes bears interest at a rate of 2% per annum and is due and payable on December 20, 2014, with certain provisions for extension. Warrants to purchase 1,291,667 shares of the Company’s common stock were issued to these investors and the warrants have an exercise price of $0.45 per share. In addition to the related parties discussed above, $500,000 of notes was purchased by a significant shareholder. All of the related parties participated in the offering upon the same terms offered to other investors. The balance of the remaining loan for the acquisition of the patents and trademarks, including interest, was paid in cash, in full by the Company.

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

Although we have agreements with potential customers representing approximately 10,000 outlets to develop flavors and test our products and have begun to develop flavor profiles for others, we have no assurance that we will supply any chain with our products. During the year ended March 31, 2014 we began shipping our products to one of the customers we have contracts with and to a number of smaller customers.

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

Critical accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Intangible Assets

Intangible assets are comprised of patents, net of amortization. The patent costs are being amortized over the life of the patent, which is twenty years from the date of filing the patent application. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the costs of internally developing other intangible assets, such as patents, are expensed as incurred. However, as allowed by ASC 350, costs associated with the acquisition of patents from third parties, legal fees and similar costs relating to patents have been capitalized.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $47,035 and $103,293, in research and development expenses for the years ended March 31, 2014 and 2013, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $1,866 and $5,066 at March 31, 2014 and 2013 respectively and will be charged to rent expense over the life of the lease.

Results of Operations

Results of Operation for Year Ended March 31, 2014 as Compared to the Year Ended March 31, 2013

(References to 2014 and 2013 are to the year ended March 31, 2014 and 2012 respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue for 2014 was $110,085 as compared to $8,928 in 2013. We began shipping to new customers in 2014 whereas in 2013 only a limited number of customers were testing our products.

Cost of revenue for 2014 was $48,534 as compared to $8,884 in 2013. Our gross profit was $61,551 (55.9%) and $44 for 2014 and 2013, respectively. The significant change in our cost and gross profit relates primarily to selling prices. Our selling prices to overseas customers yields higher gross profit. We anticipate that our gross profit percentage in 2014 is more indicative of our expected results going forward than the percentage in 2013.

Operating expenses

Our operations during 2014 and 2013 were directed towards increasing sales and finalizing flavor profiles.

Our general and administrative expenses increased $463,105 as we grew the business and is not necessarily indicative of the rate of future increases.

The following is a breakdown of our general and administrative expenses for the years ended March 31, 2014 and 2013:

	2014	2013	Difference
Personnel cost	$877,646	$434,747	$442,899
Stock based compensation/options	291,631	103,488	188,143
Consulting fees	259,346	569,514	(310,168)
Legal and professional fees	176,334	173,353	2,981
Travel	166,621	156,921	9,700
Investor and public relations	122,224	70,202	52,022
Marketing and selling	109,104	82,817	26,287
Rent	77,007	38,119	38,888
Research and development	47,035	103,293	(56,258)
Other expenses	140,322	71,713	68,611
	$2,267,270	$1,804,167	463,105

Personnel cost represents the cost of employees including salaries, employee benefits and employment taxes. Personnel cost increased $442,899 (102%) from 434,747 to 877,646. During 2014 we had more personnel than in 2013. In addition the average salary was high due to hiring more experienced personnel. One consultant in 2013 became an employee in 2014. We anticipate personnel cost to increase in the future.

Stock based compensation, which includes stock issued and warrants granted to employee, and non-employees increased $188,143 (189%) from $103,488 in 2013 to 291,631. The increase is due to grants made to an Officer and Director. Stock based compensation is used as an incentive to attract new employees and to compensate existing employees.

Consulting fees decreased by $310,168 (54.5%) from $569,514 in 2013 to $259,346 in 2014. During 2014 and 2013, we had from four to six consultants providing services to us. As of March 31, 2014 we have only two consultants providing services. Future consulting fees will be variable depending on our needs.

Legal and professional fees as well as travel cost did not vary significantly.

Investor and public relation expenses increased $52,022 (74.1%) from $70,202 in 2013 to $122,224 in 2014. We are currently using an outside firm to assist us with our investor and public relations needs. We incurred the cost associated with attending two investor conferences in 2014. We anticipate continuing the use of outside sources and attending conferences in the future.

Marketing and selling expenses increased $26,287 (31.7%), from $82,817 in 2013 to $109,104 in 2014. The increase relates primarily to sample expenses. We gave away more products in 2014 than in 2013.

Rent expense is primarily for our location in Beverly Hills, California. Our rent expense is approximately $6,700 per month. The lease on the office commenced in October 2012 and expires in October 2014. We are currently negotiating with our landlord to extend the lease.

Research and development expenses decreased by $56,258 (54.5%) from $103,293 in 2013 to $47,035 in 2014. Research and development represents the cost of developing flavor profiles of our products and the development of future equipment. We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development cost will be dependent on new formulations and new flavor profiles as our customer base increases.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. These costs have increased as our business has grown. We anticipate additional increases in these expenses.

We had operating losses of $2,290,562 and $1,839,499 for 2014 and 2013, respectively.

Interest expense increased $96,399 (26.9%) from $196,489 in 2013 to $292,888 in 2014. Interest primarily relates to convertible debt that was issued in August 2012 and renewed in September 2013 and short term notes that were issued in December 2013.

Interest expense includes direct interest of $96,339 and $30,822 in 2014 and 2013, respectively, calculated based on the interest rate stated in our various debt instruments.

In addition, interest expense includes non-cash amortization of the debt discount of $228,165 and $165,689, for 2014 and 2013, respectively.

Interest expense also included various finance charges of $1,447 for the year ended March 31, 2014.

We had net losses of $2,583,450 and $2,035,988 for 2014 and 2013, respectively.

Liquidity and Capital Resources

As of March 31, 2014 we had working capital of $1,824,889.

During the year ended March 31, 2014 we used cash of $1,885,160 in operations, $699,561 for the purchase of patents and trademarks, $104,532 for investment in equipment.

We received $4,806,500 less expenses of $295,320 for a net amount of $4,511,180 for the sale of (i) 14,226,000 shares our common stock and (ii) warrants to purchase 14,739,000 shares of common stock, which have terms from three to five year and exercise prices between $0.25 and $0.60 per share.

We issued $775,000 in short-term notes payable, $500,000 of which was purchased by a significant shareholder, $100,000 was purchased by an affiliate of an Officer, Director and significant shareholder and $100,000 was purchased by an affiliate of a director and significant shareholder. The short-term notes are due and payable in one year but we have the right to a six month extension. We also issued 1,291,667 warrants to the short-term note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.45 per share, may be exercised on a cashless basis and is exercisable for a period of five years. In addition we borrowed $485,132 and repaid $515,404 in advances from related parties. The advance from related parties was primarily used towards the acquisition of the patents and trademarks and the cash used to repay the advances came from the issuance of the short-term debt. We also repaid $40,000 and borrowed $20,000 of principal on our convertible debt.

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

The aggregate minimum requirements under non-cancelable leases as of March 31, 2014 are as follows:

Fiscal Years ending March 31, 2015	$39,993

The aggregate amount of principal payments due as of December 31, 2013 are as follows:

Fiscal Years ending March 31,
2014	$-
2015	775,000
2016	420,000
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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the consolidated financial statements included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses:

●	We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

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

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we plan to engage additional accounting personnel to ensure that we are able to properly implement internal control procedures at such time as funds are available.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	35	President, Chief Executive Officer and Chairman
Steven Lang	61	Director
Arnold Tinter	69	Chief Financial Officer, Secretary and Director

Riccardo Delle Coste has been the Chairman of our board of directors, President and Chief Executive Officer since January 10, 2012. He has also been the President and Chief Executive Officer of Barfresh Inc., a Colorado corporation and our wholly owned subsidiary (“Barfresh CO”), since its inception. Mr. Delle Coste is also the Managing Director of Barfresh Food Group. Mr. Delle Coste is the inventor of the patent pending technology and the creator of Smoo Smoothies. Mr. Delle Coste started the business in 2005 and developed a unique system using controlled pre-packaged portions, to deliver a freshly made smoothie that is quick, cost efficient, healthy and with no waste. In building the business, he is responsible for securing new business tenders and maintaining key client relationships. He is also responsible for the development of new product from testing to full-scale production, establishment of the manufacturing facilities that have all necessary accreditation (HACCP, Halal, and Kosher), technology development, product improvement and R&D with new product launches. Mr. Delle Coste also has over five years of investment banking experience. Mr. Delle Coste attended Macquarie University, Sydney, Australia while studying for a Bachelor of Commerce for 3.5 years but left to pursue business interests and did not receive a degree.

Qualifications: Mr. Delle Coste has 17 years of experience within retail, hospitality and dairy industries and is a member of the Dairy Institute of Australia.

Steven Lang was appointed as Director of the Company on January 10, 2012. He has also served as Secretary of Barfresh CO since its inception. Prior to joining Barfresh CO, from 2003 to 2007, Mr. Lang was a director of Vericap Finance Limited, a company that specializes in providing advice to and investing in Australian companies with international growth potential. From 1990 to 1999, he served as a director of Babcock & Brown’s Australian operations where he was responsible for international structured finance transactions. Mr. Lang received a Bachelor of Commerce and a Bachelor of Laws from the University of New South Wales in 1976 and a Master of Laws from the University of Sydney in 1984. He has been a member of the Institute of Chartered Accountants in Australia and was licensed to practice foreign law in New York.

Qualifications: Mr. Lang has over 35 years of experience in business, accounting, law and finance and served as Chairman of an Australian public company.

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary of the Company on January 10, 2012. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc., is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He is the chief financial officer to two other public companies: LifeApps Digital Media Inc. and Arvana Inc. From 2006 to 2010 he was the chief financial officer of Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. From May 2001 to May 2003, he served as chief financial officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he also served as that company’s chief executive officer. Prior to 1990, Mr. Tinter was chief executive officer of Source Venture Capital, a holding company with investments in the gaming, printing and retail industries. Mr. Tinter currently serves as a director of LifeApps Digital Media Inc., a public company. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

Qualifications: Mr. Tinter has over 40 years of experience as a Certified Public Accountant and a financial consultant. During his career he served as a director of numerous public companies.

Employment Agreements

There are no employment agreements between the Company and its officers and directors.

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until the earlier of resignation or removal.

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that none of our directors are independent.

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

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to the Company, have any material interest adverse to the Company or have, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject to, or party to, any judicial or administrative order, judgment, decree , or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company has not yet adopted a code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the fiscal year ended March 31, 2014 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Riccardo Delle Coste, Arnold Tinter and Steven Lang each filed a late Form 3 filing; Arnold Tinter and Steven Lang each filed a late Form 4 filing.

Item 11. Executive Compensation.

The following table summarizes all compensation for fiscal years 2014 and 2013 received by our principal executive officer and principal financial officer, who were the only executive officers of the Company in fiscal year 2014, our “Named Executive Officers”:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Riccardo Delle Coste, Chief Executive Officer	2014	117,517							117,517
	2013	36,450							36,450

Arnold Tinter, Chief Financial Officer	2014	72,000		160,000					232,000
	2013	48,000							48,000

Outstanding Equity Awards at Fiscal Year-End Table

At March 31, 2014, the Company had no outstanding equity awards to its Named Executive Officers.

Employment Agreements

There are no employment agreements between the Company and its officers and directors.

Compensation of Directors

The following table summarizes the compensation paid to our directors for the fiscal year ended March 31, 2014:

	Fees
	Earned or				Non-Equity
	Paid in	Stock	Option		Incentive Plan	All Other
.1 Name	.2 Cash	.3 Awards	.4 Awards		.5 Compensation	.6 Compensation	.7 Total
Riccardo Delle Coste	$0	0	0		0	0	$0
Arnold Tinter	$0						$0
Steven Lang	$12,500	0	$115,119(	1)	0	0	$127,619

(1)	On February 14, 2014, Steven Lang was granted an option to purchase 800,000 shares of the Company’s common stock under the Company’s 2014 Equity Incentive Plan at a purchase price of $0.50 per share. The option was fully vested at the time of grant and has a term of three years, expiring on February 14, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of June 24, 2014 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 24, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of June 24, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is in care of Barfresh Food Group Inc., 90 Madison Street, Denver CO 80206.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class o/s
Riccardo Delle Coste (1) (2) (6) (7)	19,533,331	29.68%

R.D. Capital Holdings Pty Ltd. (1) (6) (7)	19,366,664	29.50%

Steven Lang (3) (4) (8) (9)	20,133,331	30.41%

Sidra Pty Limited (3) (8)	19,133,331	29.25%

Arnold Tinter (5)	800,000	1.23%

All directors and officers as a group (3 persons)	40,466,662	60.60%

Lazarus Investment Partners LLLP 3200 Cherry Creek South Drive Suite 670 Denver, CO 80209	17,934,138	23.82%

(1) Includes 18,966,664 shares owned by R.D. Capital Holdings Pty Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

(2) Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company.

(3) Includes 18,966,664 shares owned by Sidra Pty Limited of which Steven Lang is deemed to be a beneficial owner.

(4) Mr. Lang is a Director of the Company.

(5) Mr. Tinter is the Chief Financial Officer, Secretary and a Director of the Company.

(6) Includes 200,000 underlying shares of convertible debt owned and 200,000 shares underlying warrants related to convertible debt owned by RD Capital Holdings Pty Ltd. Mr. Delle Coste is deemed to be a beneficially own these shares.

(7) Includes 166,667 shares underlying warrants issued in connection with a promissory note the holder of which is the Delle Coste Family Trust. Mr. Delle Coste may be deemed to indirectly beneficially own these shares but disclaims beneficial ownership of these shares pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended.

(8) Includes shares underlying warrants issued in connection with a promissory note the holder of which is Sidra Pty Limited.

(9) Includes 800,000 shares underlying options granted pursuant to the Company’s 2014 Equity Incentive Compensation Plan. The options are fully vested, have an exercise price of $0.50 per share and expire on February 14, 2017.

Changes in control.

None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of fiscal 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

The acquisition of the international patents on October 15, 2013 was funded through an advance of $672,157 from an affiliate of Steven Lang at an interest rate of 6.0%. Two hundred thousand ($200,000) of the advance was satisfied through the participation of Riccardo Delle Coste and Steven Lang, separately through their affiliates, in the Company’s December 20, 2013 private placement of notes and warrants. Five-year warrants to purchase 333,334 shares of common stock at an exercise price of $.45 per share were issued to each of these related parties as part of their investment. The related parties participated in the offering upon the same terms offered to other investors. The balance of the remaining loan, plus accrued interest of $5,617, was paid in full and in cash by the Company prior to the end of 2013.

Lazarus Investment Partners LLP, a greater than 10% shareholder of the Company (“Lazarus”) participated in the private placement that closed on December 20, 2013. Lazarus purchased a 2%, one-year $500,000 note and five-year warrants to purchase 833,333 shares of common stock at an exercise price of $0.45 in this offering.

During the year ended March 31, 2014 and the year ended March 31, 2013 we received cash advances in the amounts of $12,975 and $30,272, respectively, from a relative of an officer of the Company. The advances bear no interest and were repaid.

Our principal executive offices are located in 90 Madison Street, Suite 701, Denver, Colorado 80206. The executive office is co-located with the office of Corporate Finance Group, a company that is owned by our Chief Financial Officer. We use this property free of charge.

The Company’s policy with regard to related party transactions requires any related party loans that are (i) non-interest bearing and in excess of $100,000 or (ii) interest bearing, irrespective of amount, must be approved by the Company’s board of directors. All issuances of securities by the Company must be approved by the board of directors, irrespective of whether the recipient is a related party. Each of the foregoing transactions, if required by its terms, was approved in this manner.

Director Independence

We use the definition of “independent director” of The NASDAQ Stock Market set forth in NASDAQ Listing Rule 5605(a)(2) to evaluate the independence of each of our directors. We have determined that none of our directors qualifies as an “independent director”.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended March 31, 2014 and 2014 were as follows.

	Fiscal 2014	Fiscal 2013
Audit fees	$37,264	$19,180
Audit related fees
Tax fees		-
All other fees		-
Total	$37,264	$19,180

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees. The aggregate fees billed for the years ended March 31, 2014 and 2013 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. The aggregate fees billed for the years ended March 31, 2014 and 2013 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. Eide Bailly LLP did not provide us with professional services related to tax compliance, tax advice and tax planning for the years ended March 31, 2014 and 2013.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the years ended March 31, 2014 and 2013.

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, an audit committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the audit committee’s responsibility for administration of the engagement of the independent registered public accounting firm. The Company has not yet established an Audit Committee. Accordingly, none of audit services and non-audit services described in this Item 14 were pre-approved by an Audit Committee. However the services were approved by the Board of Directors.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statements

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index, which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: June 30, 2014	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2014	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	President, Chief Executive Officer and Director	June 30, 2014
Riccardo Delle Coste	(Principal Executive Officer)

/s/ Arnold Tinter	Chief Financial Officer, Secretary and Director	June 30, 2014
Arnold Tinter	(Principal Financial Officer)

/s/ Steven Lang	Director	June 30, 2014
Steven Lang

Barfresh Food Group Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Barfresh Food Group Inc.

We have audited the accompanying consolidated balance sheets of Barfresh Food Group Inc. (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2014. Barfresh Food Group Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barfresh Food Group Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Greenwood Village, Colorado
June 30, 2014

Barfresh Food Group Inc.

Consolidated Balance Sheets

March 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash	$2,632,612	$85,957
Accounts Receivable	68,640	7,413
Inventory	76,913	12,712
Prepaid expenses and other current assets	12,007	226,602
Receivable from related party	-	13,540
Total current assets	2,790,172	346,224
Property and equipment, net of depreciation	362,078	311,496
Intangible asset, net of amortization	700,654	31,985
Deposits	14,461	10,731
Total Assets	$3,867,365	$700,436

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$175,851	247,682
Accrued expenses	242,820	187,096
Deferred rent liability	1,866	5,066
Short-term notes payable - related party, net of discount	492,015	-
Short-term notes payable, net of discount	52,731	-
Advances from related party	-	30,272
Convertible note - related party, net of discount	-	36,551
Convertible note, net of discount	-	285,100
Total current liabilities	965,283	791,767
Convertible note - related party, net of discount	22,993	-
Convertible note, net of discount	170,066	-
Total liabilities	1,158,342	791,767

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 65,247,660 and 50,366,660 shares issued and outstanding at March 31, 2014 and 2013, respectively	65	50
Additional paid in capital	7,739,117	2,355,328
Accumulated equity (deficit)	(5,030,159)	(2,446,709)
Total stockholders’ equity (deficit)	2,709,023	(91,331)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,867,365	$700,436

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the Years Ended March 31, 2014 and 2013

	2014	2013
Revenue	$110,085	$8,928
Cost of revenue	48,534	8,884
Gross profit	61,551	44

Operating expenses:
General and administrative	2,267,270	1,804,167
Depreciation Amortization	84,843	35,376
Total operating expenses	2,352,113	1,839,543

Operating loss	(2,290,562)	(1,839,499)

Other expenses
Interest	292,888	196,489

Net (loss)	$(2,583,450)	$(2,035,988)

Per share information - basic and fully diluted:
Weighted average shares outstanding	57,276,274	$48,707,429
Net (loss) per share	$(0.05)	$(0.04)

See the accompanying notes to the consolidated financial statements

Barfresh Inc.

Statement of Stockholders’ Equity (Deficit)

For the Years Ended March 31, 2014 and 2013

			Additional
	Common Stock		paid in	Unearned	Accumulated
	Shares	Amount	capital	services	Deficit	Total
Balance April 1, 2012	47,166,660	$47	$1,174,058	$(177,778)	$(410,721)	$585,606
Issuance of common stock and warrants for cash, net of expenses of $17,500	1,600,000	2	382,498	-	-	382,500
Issuance of stock for services to non-employees	1,350,000	1	283,999	(100,000)	-	184,000
Issuance of stock for services to employee	250,000	-	112,500		-	112,500
Amortization of unearned services	-	-	-	131,111	-	131,111
Equity based compensation	-	-	118,235	-	-	118,235
Effect of beneficial conversion and issuance of warrants in relation to convertible debt	-	-	284,038	-	-	284,038
Vested stock previously issued for services classified as prepaid	-	-	-	146,667	-	146,667
Net loss for the year ended March 31, 2013	-	-	-		(2,035,988)	(2,035,988)
Balance March 31, 2013	50,366,660	50	2,355,328	-	(2,446,709)	(91,331)
Issuance of common stock and warrants for cash, net of expenses of $295,320	14,226,000	14	4,511,166	-	-	4,511,180
Effect of beneficial conversion and issuance of warrants in relation to convertible debt	-	-	268,778	-	-	268,778
Effect of issuance of warrants in relation to debt	-	-	298,232	-	-	298,232
Issuance of stock for services to non-employees	55,000	-	28,730	-	-	28,730
Issuance of stock for services to employee	600,000	1	239,999	-	-	240,000
Equity based comp	-	-	36,884	-	-	36,884
Net loss for the year ended March 31, 2014	-	-	-	-	(2,583,450)	(2,583,450)
	65,247,660	$65	$7,739,117	$-	$(5,030,159)	$2,709,023

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2014 and 2013

	2014	2013
Cash flow from operating activities:
Net loss for the period	$(2,583,450)	$(2,035,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,951	33,195
Stock based compensation	305,614	335,893
Amortization of intellectual property	30,892	2,180
Amortization of debt discount	228,164	165,689
Amortization of unearned services	-	131,111
Changes in operating assets and liabilities
Accounts receivable	(61,227)	(7,413)
Receivable from related party	13,540	(13,540)
Inventory	(64,201)	(12,712)
Prepaid expenses	214,594	2,907
Deposits	(3,730)	(10,731)
Accounts payable	(71,831)	236,786
Accrued expenses	55,724	175,316
Deferred rent	(3,200)	5,066
Net cash used in operations	(1,885,160)	(992,241)

Cash flow from investing activities:
Purchase of equipment	(104,532)	(195,550)
Purchase of patents	(699,561)	-
Net Cash used in investing activities	(804,093)	(195,550)

Cash flow from financing activities:
Issuance of common stock and warrants for cash	4,511,180	382,500
Issuance of short term notes	775,000	440,000
Repayment of convertible debt	(40,000)	-
Issuance of convertible debt	20,000	-
Advance from related party	485,132	30,272
Repayment to related party	(515,404)	-
Net cash provided by financing activities	5,235,908	852,772

Net increase (decrease) in cash	2,546,655	(335,019)
Cash at beginning of period	85,957	420,976
Cash at end of period	$2,632,612	$85,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,875	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services/stock based compensation	$268,730	$514,735
Fair value of warrants issued with convertible notes	$142,873	$142,019
Value of beneficial conversion of convertible notes	$125,905	$142,019
Fair value of warrants issued with notes payable	$298,232	$-

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

Note 1. Summary of Significant Accounting Policies

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less, at the time of purchase, to be cash equivalents.

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at March 31, 2014. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

Fair Value Measurement

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses, amounts due to a related party, notes payable, and convertible notes. The carrying value of our financial instruments approximates their fair value due to their relative short maturities.

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. Currently there is no allowance for doubtful accounts as all of accounts are deemed collectable.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Continued)

Intangible Assets

Intangible assets are comprised of patents, net of amortization. The patent costs are being amortized over the life of the patent, which is twenty years from the date of filing the patent application. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the costs of internally developing other intangible assets, such as patents, are expensed as incurred. However, as allowed by ASC 350, costs associated with the acquisition of patents from third parties, legal fees and similar costs relating to patents have been capitalized.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $47,035 and $103,293, in research and development expenses for the years ended March 31, 2014 and 2013, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $1,866 and $5,066 at March 31, 2014 and 2013 respectively and will be charged to rent expense over the life of the lease.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At March 31, 2014 and 2013 any equivalents would have been anti-dilutive as we had losses for the years then ended.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or the results of operations.

Note 2. Property Plant and Equipment

Major classes of property and equipment at March 31, 2014 and 2013 consist of the following:

	2014	2013
Furniture and fixtures	$13,331	$11,070
Equipment	372,617	330,321
Leasehold Improvements	3,300	3,300
	389,248	344,691
Less: accumulated depreciation	(87,146)	(33,195)
	302,102	311,496
Equipment not in service	59,976	-
Property and equipment, net of depreciation	$362,078	$311,496

We recorded depreciation expense related to these assets of $53,951 and $33,195 for the years ended March 31, 2014 and 2013, respectively.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Continued)

Note 3. Intangible Assets

As of March 31, 2014 and 2013, intangible assets consists of patent costs of $736,648 and $37,087, less accumulated amortization of $35,994 and $5,102, respectively

During the year ended March 31, 2014, we acquired at a cost of $672,157, all of the international patent rights for a pre-portioned, ready to blend packet for beverages, particularly, smoothies, shakes and frappes.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $30,892 and $2,180 for the years ended March 31, 2014 and 2013, respectively.

Estimated future amortization expense related to intangible property as of March 31, 2014 is as follows:

Years ending March 31,	Total Amortization
2014	$60,513
2015	60,513
2014	60,513
2017	60,513
2018	60,513
Later years	398,089
$700,654

Note 4. Advance from Related Party

During the year ended March 31, 2014 we received a cash advance from an affiliate of a director and shareholder of the Company in the amount of $672,157 (Australian $710,000), which was used for the purchase of certain international patent rights. The advance was repaid with interest calculated at 6.0% per annum, $5,617. The repayment was made in the form of a note in the amount $200,000 and cash of $451,495, which was net of a foreign exchange gain of $26,280, as payments were due in Australian dollars.

During the years ended March 31, 2014 and 2013 we received cash advances in the amounts of $12,975 and $30,272, respectively, from a relative of an officer of the Company. The advances bear no interest and were repaid.

Note 5. Short-Term Notes Payable (Related and Unrelated)

In December 2013, we closed an offering of $775,000 in short-term notes payable, $500,000 of which was purchased by a significant shareholder, $100,000 was purchased by an affiliate of an officer, director and significant shareholder and $100,000 was purchased by an affiliate of a director and significant shareholder. The short-term notes bear interest at a rate of 2% per annum and are due and payable on December 20, 2014. We also issued 1,291,667 warrants to the short-term note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.45 per share, may be exercised on a cashless basis and are exercisable for a period of five years.

The fair value of the warrant, $0.38 per share, was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	5
Volatility (based on a comparable company)	97%
Risk Free interest rate	1.66%
Dividend yield (on common stock)	-

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Continued)

The relative value of the warrants was $298,232, which was the amount recorded as debt discount. The amounts recorded as debt discount will be amortized over the life of the note, one year, and charged to interest expense. We estimated the effective interest rate as calculated to be approximately 52% but will be paying cash at a rate of 2% per annum.

The balance at March 31, 2014 was comprised of:

Convertible notes payable, related and unrelated parties	$775,000
Unamortized Debt discount	(230,254)
$544,746

Accrued expenses include interest related to the short term notes of $4,289 at March 31, 2014.

We have the right to extend the due date of the short-term notes to June 19, 2015 with notice to the holders given at least 30 days and no more than 60 days prior to the initial due date. If we extend the short-term notes the interest rate will increase to 3% per annum and we will be required to issue additional warrants (“Extension Warrants”). The Extension Warrants will have a 3 year term and the exercise price will be determined based on the volume weighted average price for the 10 trading days preceding the original due date of the short-term notes. The number of shares which may be purchased will be computed by dividing 56.25% of the unpaid principal amount of the short-term notes held by the initial exercise price computed as set forth above.

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

When the convertible notes were due we settled the notes by repaying $40,000 of the notes in cash, issuing new convertible notes in the amount of $400,000 and received payment for another new note in the amount of $20,000. The new notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2015. In addition the new notes are convertible at any time after the original issue date until the new notes are no longer outstanding, into our common stock at a conversion price of $0.25 per share. We also issued warrants to the new note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.25 per share. There were 1,680,000 warrants issued. The warrants previously issued with the original note have been cancelled.

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

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Continued)

The balance at March 31, 2014 was comprised of:

Convertible notes payable, related and unrelated parties	$420,000
Unamortized Debt discount	(226,941)
$193,059

Accrued expenses include interest related to the convertible notes of $28,445 at March 31, 2014.

The aggregate amount of principal payments due on the convertible notes as of March 31, 2014 are as follows:

Years ending March 31,
2016	$420,000

Note 7. Commitments and Contingencies

We lease office space under non-cancelable operating lease, which expires October 31, 2014.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2014 are as follows:

Years ending March 31,
2015	$39,993

Rent expense was $77,007 and $38,119 for the year ended March 31, 2014 and 2013, respectively.

Note 8. Stockholders’ Equity

During prior periods we issued 1,850,000 shares of our common stock to non-employees for various consulting services. Pursuant to the guidance in ASC Topic 505-50, Equity Based Payments to Non-Employees (“ASC 505-50”), the shares issued are being amortized over the periods of the contracts, which range from one to two years. The shares were valued at the market price on the date of grant. The aggregate value of the shares previously issued was $596,500. There is no unamortized balance at March 31, 2014.

During the year ended March 31, 2014, we terminated a contract with a non-employee. All previously unvested stock option expense attributed to the non-employee, in the amount of $14,747 was reversed and credited to general and administrative expenses

We had consulting contracts that provided for the potential issuance of an additional 1,380,000 shares of our common stock. These contracts have expired and there is no longer an obligation to issue any future shares.

Certain previously granted restricted stock rights and stock options were subject to performance conditions. As a result of the employee termination the performance conditions will not be met. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), previously recognized unvested equity based compensation cost of $103,488 has been reversed during the year ended March 31, 2014.

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

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Continued)

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

During March 2014 we completed an offering of common stock units at a price of $.50 per unit. Each unit consists of one share of common stock, a three-year warrant to purchase one share of our common stock at an exercise price of $0.60 per share (which may be exercised on a cashless basis), and a five-year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share for total consideration of $2,500,000 less $27,675 in cost for a net amount received of $2,473,325. Included in the cost of the offering is value of Units issued to legal counsel for services in connection with the offering.

The fair value of the warrants, estimated at the date of grant using the Black-Scholes option pricing model was $1,001,396. The estimated value was higher than the proceeds received from the sale of the units. Accordingly, the proceeds received less the par value of the common stock, has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	3
Volatility (based on a comparable company)	83%
Risk Free interest rate	91%
Dividend yield (on common stock)	-

During the year ended March 31, 2014 we issued 600,000 shares of common stock to officers and directors of the Company for services rendered. In accordance with ASC 718 compensation expense in the amount of $240.000 was recognized in the statement of operations for the year ended March 31, 2014. The fair value of the stock was based on the trading value of the shares on the date of grant.

During ended March 31, 2014, we issued 30,000 shares of our common stock to non-employees for consulting services. Pursuant to the guidance in ASC 505, the value of the shares was charged to expense in the amount of $16,230. The fair value of the stock was based on the trading value of the shares on the date of grant.

During the year ended March 31, 2014, we issued options to purchase 800,000 shares of our common stock at an exercise price of $0.50 per share to a Director of the Company. The options vested immediately and are exercisable for a period of 3 years from the date of issuance, February 14, 2014. The fair value of the options, $115,119, which was charged to expenses, was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	84%
Risk Free interest rate	0.91%
Dividend yield (on common stock)	-

All other previously outstanding stock options issued to employees were cancelled during the year ended March 31, 2014.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Continued)

The following is a summary of outstanding stock options issued to employees as of March 31, 2014

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding April 1, 2012	-	$-	-
Issued during the period	625,000	$1.00	-
Cancelled	-	$-	-
Outstanding March 31, 2013	625,000	$1.00	-		$-
Issued during the period	800,000	$0.50	2.88	$
Cancelled	(625,000)	$1.00	-		$-
Outstanding March 31, 2014	800,000	$0.50	2.88		$-
Exercisable	800,000	$0.50	2.88		$-

Note 9. Outstanding Warrants

The following is a summary of all outstanding warrants as of March 31, 2014:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	16,872,332	$0.25 - 1.50	2.88	$1,546,420
Warrants issued in connection with private placement of convertible notes	1,680,000	$0.25	2.45	$-
Warrants issued in connection with short-term notes payable	1,291,667	$.45	4.73	$64,583

Note 10. Interest Expense

Interest expense includes direct interest of $63,276 and $30,800 for the years ended March 31, 2014 and 2013, respectively, calculated based on the interest rate stated in our debt instruments.

In addition as more fully described in Note 6 above, interest expense includes non-cash amortization of the debt discount of $228,165 and $165,689 for the years ended March 31, 2014 and 2013, respectively.

Interest expense also included various finance charges of $1,447 for the year ended March 31, 2014.

Note 11. Income Taxes

Income tax provision (benefit) for the years ended March 31, 2014 and 2013 is summarized below:

	2014	2013
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(790,200)	(625,700)
State	(76,700)	(60,700)
Total deferred	(866,900)	(686,400)
Increase in valuation allowance	866,900	686,400
Total provision	$-	-

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2014	2013
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Effect of net operating loss	(37.3%)	(37.3%)
	-%	-%

Components of the net deferred income tax assets at March 31, 2014 and 2013 were as follows:

	2014	2013
Net operating loss carryover	$1,706,500	$839,600
Valuation allowance	(1,706,500)	(839,600)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $1,706,500 and $839,600 allowance at March 31, 2014 and 2013, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $866,900.

As of March 31, 2014, we have a net operating loss carry forward of approximately $4,575,100. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2030	$1,000
2031	$63,800
2032	$345,900
2033	$1,840,300
2034	$2,324,100

As of March 31, 2014 we did not have any significant unrecognized uncertain tax positions.

Note 12. Business Segments

During the year ended March 31, 2014 we operate in only one segment and sold to two geographic location as follows:

Revenue
Australia	$65,760
United States	44,325
$110,085

During the year ended March 31, 2013 we operated in only one segment and one geographic location.

All of our asset are located in the United States.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2014 and 2013

(Continued)

The following is a breakdown of customer representing more than 10% of sales for the year ended March 31, 2014:

	Revenue from customer	Percentage of total revenue
Customer A	$67,760	59.7%
Customer B	20,160	18.3%
Customer C	12,960	11.8%
	$100,880	89.8%

The following is a breakdown of customer representing more than 10% of sales for the year ended March 31, 2013

	Revenue from customer	Percentage of total revenue
Customer B	$1,440	16.1%
Customer C	1,440	16.1%
Customer D	3,168	35.5%
Customer E	2,880	32.3%
	$8,928	100.0%

Note 13. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except as for the following:

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement dated January 10, 2012 by and among Moving Box Inc., Andreas Wilcken, Jr., Barfresh Inc. and the shareholders of Barfresh Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed January 17, 2012
3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)
3.2	Bylaws of Moving Box, Inc. (incorporated by reference to Exhibit 3.2 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)
3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)
3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed January 17, 2012)
4.2	Form of Series B Warrant*
4.3	Form of Series C Warrant*
4.4	Form of Series D Warrant*
4.5	Form of PA Warrant*
4.6	Form of Series CN Warrant*
4.7	Form of Series N Warrant (incorporated by reference to Exhibit 4.3 to Form 10Q for the period ending December 31, 2013, as filed February 13, 2014)
4.8	Form of Note dated December 20, 2013 by Barfresh Food Group Inc. in favor of certain investors (incorporated by reference to Exhibit 4.1 to Form 10Q for the period ending December 31, 2013, as filed February 13, 2014)
10.1	Form of Registration Rights Agreement dated December 20, 2013 (incorporated by reference to Exhibit 4.2 to Form 10Q for the period ending December 31, 2013, as filed February 13, 2014)
10.2	Intellectual Property Sale Deed by and between National Australia Bank Limited and Barfresh Inc. dated October 15, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q as filed November 11, 2013)
10.3	Form of Subscription Agreement dated August 7, 2013 by and between Barfresh Food Group, Inc. and certain investors*
10.4	Form of Registration Rights Agreement dated August 7, 2013 by and between Barfresh Food Group, Inc. and certain investors*
10.5	Agreement of Sale, dated January 10, 2012, by and among Moving Box Inc. and Andreas Wilcken, Jr. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K as filed January 17, 2012)
10.6	Form of Subscription Agreement dated January 10, 2012 by and between Moving Box, Inc. and certain investors. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K as filed January 17, 2012)
10.7	Form of Lock Up Agreement dated January 10, 2012 (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K as filed January 17, 2012)
10.8	Amendment No. 2,dated January 10, 2012 to Agreement dated March 21, 2010, by and among Moving Box Inc., Moving Box Entertainment LLC, Garrett LLC, Ian McKinnon, Brad Miller, Andreas Wilcken, Jr. and Uptone Pictures, Inc. (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K, as filed January17, 2012)
10.9	Investor Release dated January 10, 2012, by and among Moving Box Inc., Andreas Wilcken, Jr., Garrett LLC, Ian McKinnon and Brad Miller (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K as filed January 17, 2012)
10.10+	Barfresh Food Group Inc. 2014 Equity Incentive Plan*
21.1	Subsidiaries*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

+ Compensatory plan

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

27