Form 10-Q
period 2014-06-30
BARFRESH FOOD GROUP INC.
filed 2014-08-13
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

[  ] Yes [X] No

As of August 11, 2014, there were 66,112,728 outstanding shares of common stock of the registrant.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,023,923	$2,632,612
Accounts Receivable	83,402	68,640
Inventory	73,769	76,913
Prepaid expenses and other current assets	11,970	12,007
Total current assets	2,193,064	2,790,172
Property, plant and equipment, net of depreciation	465,408	362,078
Intangible asset, net of amortization	696,853	700,654
Deposits	16,451	14,461
Total Assets	$3,371,776	$3,867,365

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$149,011	$175,851
Accrued expenses	273,118	242,820
Deferred rent liability	1,066	1,866
Short-term notes payable - related party, net of discount	555,201	492,015
Short-term notes payable, net of discount	59,481	52,731
Total current liabilities	1,037,877	965,283
Convertible note - related party, net of discount	25,924	22,993
Convertible note, net of discount	191,759	170,066
Total liabilities	1,255,560	1,158,342

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 65,871,384 and 65,247,660 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	66	65
Additional paid in capital	7,943,117	7,739,117
Accumulated (deficit)	(5,826,967)	(5,030,159)
Total stockholders’ equity	2,116,216	2,709,023
Total Liabilities and Stockholders’ Equity	$3,371,776	$3,867,365

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,
	2014	2013

Revenue	$61,492	$16,325
Cost of revenue	41,359	10,274
Gross profit	20,133	6,051

Operating expenses:
General and administrative	677,231	424,906
Depreciation Amortization	28,720	10,568
Total operating expenses	705,951	435,474

Operating loss	(685,818)	(429,423)

Other expenses
Interest	110,990	84,210

Net (loss)	$(796,808)	$(513,633)

Per share information - basic and fully diluted:
Weighted average shares outstanding	65,443,194	51,476,550
Net (loss) per share	$(0.01)	$(0.01)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	for the three months ended June 30,
	2014	2013
Net cash used in operations	$(480,439)	$(448,542)

Cash flow from investing activities:
Purchase of equipment	(119,594)	(18,354)
Purchase of patents	(11,277)	-
Sale of equipment	2,621	-
Net Cash used in investing activities	(128,250)	(18,354)

Cash flow from financing activities:
Issuance of common stock for cash	-	400,000
Net cash provided by financing activities	-	400,000

Net increase (decrease) in cash	(608,689)	(66,896)
Cash at beginning of period	2,632,612	85,957
Cash at end of period	$2,023,923	$19,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,182	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services	$204,000	$-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at June 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2014. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2014 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2014.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At June 30, 2014 and 2013 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Unaudited)

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $5,602 and $3,907 in research and development expenses for the three months ended June 30, 2014 and 2013, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $1,066 and $1,866 at June 30, 2014 and March 31, 2014, respectively, and will be charged to rent expense over the life of the lease.

Recent Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on our financial condition or results of operations.

Note 2. Property Plant and Equipment

Major classes of property and equipment at June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31,2014
Furniture and fixtures	$13,331	$13,331
Equipment	377,585	372,617
Leasehold Improvements	3,300	3,300
	394,216	389,248
Less: accumulated depreciation	(100,787)	(87,146)
	293,429	302,102
Equipment not in service	171,979	59,976
Property and equipment, net of depreciation	$465,408	$362,078

We recorded depreciation expense related to these assets of $13,642 and $10,023 for the three months ended June 30, 2014 and 2013, respectively.

Note 3. Intangible Assets

As of June 30, 2014 and March 31, 2014, intangible assets consist primarily of patent costs of $747,925 and $736,648, less accumulated amortization of $51,072 and $35,994, respectively.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $15,078 and $545 for the three months ended June 30, 2014 and 2013, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Unaudited)

Estimated amortization expense related to the patent as of June 30, 2014 is as follows:

Fiscal Years ending March 31,	Total Amortization
2015 (nine months remaining)	$46,119
2016	61,492
2017	61,492
2018	61,492
2019	61,492
Later years	404,766
$696,853

Note 4. Short-Term Notes Payable (Related and Unrelated)

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

The balance at June 30, 2014 was comprised of:

Convertible notes payable, related and unrelated parties	$775,000
Unamortized Debt discount	(160,318)
$614,682

Accrued expenses include interest of $41,010 at June 30, 2014.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Unaudited)

Note 5. Convertible Note (Related and Unrelated)

In August 2012, we closed an offering of $440,000 of convertible notes, $50,000 of which was purchased by a significant shareholder of ours. The notes bear interest at a rate of 12% per annum and were due and payable on September 6, 2013. In addition, the notes were convertible at any time after the original issue date until the notes are no longer outstanding into our common stock at a conversion price of $0.372 per share. We also issued 956,519 warrants to the note holders for the right to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $0.46 per share for a term of seven years.

When the convertible notes were due we settled the notes by repaying $40,000 of the notes in cash, issuing new convertible notes in the amount of $400,000 and received payment for another note in the amount of $20,000. The new notes bear interest at a rate of 12% per annum and are due and payable on September 6, 2015. In addition the new notes are convertible at any time after the original issue date until the new notes are no longer outstanding, into our common stock at a conversion price of $0.25 per share. We also issued warrants to the new note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.25 per share. There were 1,680,000 warrants issued. The warrants issued with the original notes were cancelled.

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

The balance at June 30, 2014 was comprised of:

Convertible notes payable, related and unrelated parties	$420,000
Unamortized Debt discount	(202,317)
$217,683

Accrued expenses include interest of $4,972 at June 30, 2014.

The aggregate amount of principal payments due as of June 30, 2014 are as follows:

Fiscal Years ending March 31,
2015	775,000
2016	420,000
$1,195,000

Note 6. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which expires October 31, 2014.

As of June 30, 2014 the aggregate minimum requirements under non-cancelable leases as of June 30, 2014 all of which are in the fiscal year ending March 31, 2015, are $26,660.

Rent expense was $28,949 and $18,140 for the three months ended June 30, 2014 and 2013, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Unaudited)

Note 7. Stockholders’ Equity

During the three months ended June 30, 2014 we issued 400,000 shares of common stock to officers and directors of the Company for services rendered. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $204.000 was recognized in the statement of operations for the three months ended June 30, 2014. The fair value of the stock was based on the trading value of the shares on the date of grant.

The following is a summary of outstanding stock options issued to employees as of June 30, 2014

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding March 31, 2014	800,000	$0.50	2.88	$-
Issued	-
Cancelled	-	-	-	-
Outstanding June 30, 2014	800,000	0.50	2.55	-
Exercisable	800,000	$0.50	2.55	$-

During the three month period ended June 30, 2014 holders of 348,520 warrants to purchase shares of our common stock elected to exercise those warrants. The warrants cashless and were 223,724 shares of our common stock were issued.

Note 8. Outstanding Warrants

The following is a summary of all outstanding warrants as of June 30, 2014:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	16,548,812	$0.25 - 1.50	2.64	$1,237,172
Warrants issued in connection with private placement of convertible notes	1,680,000	$0.25	2.195	$-
Warrants issued in connection with short-term notes payable	1,291,667	$.45	4.48	$64,583

Note 9. Interest Expense

Interest expense includes direct interest of $16,430 and $13,200 for the three months ended June 30, 2014 and 2013, respectively, calculated based on the interest rate stated in our various debt instruments.

In addition as more fully described in Notes 4 and 5 above, interest expense includes non-cash amortization of the debt discount of $94,560 and $71,010 for the three months ended June 30, 2014 and 2013, respectively

Note 10. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2014 the estimated effective tax rate for the year will be zero.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

(Unaudited)

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

For the three months ended June 30, 2014 and 2013 we did not have any interest and penalties associated with tax positions. As of June 30, 2014 we did not have any significant unrecognized uncertain tax positions.

Note 11. Business Segments

During the three months ended June 30, 2014 and 2013 we operated in only one business segment.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of June 30, 2014 and for the nine and three months ended June 30, 2014 and 2013 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors in Item 1A in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2014. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

The acquisition of the international patents and trademarks on October 15, 2013 was funded through an advance of $672,157 from an affiliate of a director and significant shareholder. Two hundred thousand ($200,000) of the advance was satisfied through the participation in the Company’s December 20, 2013 private placement of notes and warrants by the affiliate of the aforementioned director and significant shareholder and also an affiliate of an officer and director and significant shareholder. The net proceeds to the Company from the private placement that closed on December 20, 2013, including the aforementioned $200,000, was $775,000. The $775,000 in notes bears interest at a rate of 2% per annum and is due and payable on December 20, 2014, with certain provisions for extension. Warrants to purchase 1,291,667 shares of the Company’s common stock were issued to these investors and the warrants have an exercise price of $0.45 per share. In addition to the related parties discussed above, $500,000 of notes was purchased by a significant shareholder. All of the related parties participated in the offering upon the same terms offered to other investors. The balance of the remaining loan for the acquisition of the patents and trademarks, including interest, was paid in cash, in full by the Company.

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

We currently have two employees selling our product. The process of obtaining orders from potential customers will likely follow the following process:

●	Meeting with and introducing products to customer

●	Developing flavor profiles for the specific customer

●	Participating in test marketing of the product with the flavors developed for the customer

●	Agreeing to a roll out schedule for the customer.

Although we have agreements with potential customers representing approximately 10,000 outlets to develop flavors and test our products and have begun to develop flavor profiles for others, we have no assurance that we will supply any chain with our products. During the year ended March 31, 2014 we began shipping our products to one of the customers with whom we have contracts and to a number of smaller customers.

In addition to the large retail fast food and fast casual chains, we will sell to food distributors that supply products to the food services market place. Effective July 2, 2014 we entered into an agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. Our products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The Agreement is mutually exclusive; provided however, we may supply our products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi-unit chain operators nominated distributor for our products. We have begun shipping to Sysco under this agreement

There can be no assurance that we will not become dependent on one or a few major customers.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $5,602 and $3,907 in research and development expenses for the three months ended June 30, 2014 and 2013, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $1,066 and $1,866 at June 30, 2014 and March 31, 2014, respectively, and will be charged to rent expense over the life of the lease.

Results of Operations

Results of Operation for Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

(References to 2014 and 2013 are to the three months ended June 30, 2014 and 2013 respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue for 2014 was $61,492 as compared to $16,325 in 2013. We began shipping to new customers in 2014 whereas in 2013 only a limited number of customers were testing our products.

Cost of revenue for 2014 was $41,359 as compared to $10,274 in 2013. Our gross profit was $20,133 (33%) and $6,051 (37%) for 2014 and 2013, respectively. There were no significant change in our cost and gross profit relates primarily to selling prices. Our selling prices to overseas customers yields higher gross profit. We anticipate that our gross profit percentage in 2014 is indicative of our expected results going forward.

Operating expenses

Our operations during 2014 and 2013 were directed towards increasing sales and finalizing flavor profiles. We are currently evaluating our needs in regards to increased overhead as a result of the agreement with Sysco.

Our general and administrative expenses increased $252,325 as we grew the business and is not necessarily indicative of the rate of future increases.

The following is a breakdown of our general and administrative expenses for the three months ended June 30, 2014 and 2013:

	2014	2013	Difference
Personnel costs	$242,126	$230,384	$11,742
Stock based compensation/options	204,000	(103,488)	307,488
Legal and professional fees	61,011	38,164	22,847
Travel and entertainment	32,574	37,761	(5,187)
Rent	23,949	18,140	5,809
Marketing and selling	25,057	14,599	10,458
Investor and public relations	22,338	44,799	(22,461)
Consulting fees	10,000	114,095	(104,095)
Director fees	12,500	0	12,500
Research and development	5,603	3,907	1,696
Other expenses	38,073	26,545	11,528
	$677,231	$424,906	$252,325

Personnel cost represents the cost of employees including salaries, employee benefits and employment taxes and continues to be are largest cost. Personnel cost increased $11,742 (5.1%) from $230,384 to $242,126. We currently have six full time employees. We anticipate personnel cost to increase in the future as we add more staff.

Stock based compensation, which includes stock issued and options granted to employee, and non-employees. The amount in 2014 represents a stock grant made to an officer and director. Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. In 2013, certain previously granted restricted stock rights and stock options were subject to performance conditions. As a result of the employee termination the performance conditions will not be met. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), previously recognized unvested equity based compensation cost of $103,488, was reversed during 2013.

Legal and professional fees increase $22,847 (59.9%) from $38,164 in 2013 to $61,011 in 2014, as a result of cost associated with negotiating two supply agreements, one of which has been entered into. We anticipate legal fees related to ongoing Securities and Exchange Commission reporting to remain the same and additional Legal fees to be related to the number of contract we are negotiating.

Travel and entertainment expenses decreased $5,187 (13.7%) from $37,761 in 2013 to $32,574 in 2014. The decrease is due to timing. We anticipate that travel and entertainment cost will increase as we increase the number of customers that we are selling to.

Rent expense is primarily for our location in Beverly Hills, California. Our rent expense is approximately $6,800 per month. The lease on the office commenced in October 2012 and expires in October 2014. We are currently negotiating with our landlord to extend the lease. In 2014 we incurred rent expense on storage facilities.

Marketing and selling expenses increased $10,458 (71.6%) from $14,599 in 2013 to $25,057 in 2014. The increase relates primarily to overall sales and marketing activities.

Investor and public relation expenses decreased $22,461 (50.1%) from $44,799 in 2013 to $22,338 in 2014. We are currently using one IR/PR firm to assist us with our investor and public relations needs. We used three IR/PR firms in 2013. We anticipate continuing the use of an outside IR/PR firm and attending investor conferences in the future.

Consulting fees decreased by $104,095 (91.2%) from $114,095 in 2013 to $10,000 in 2014. During 2013, we had five consultants providing services to us. During 2014 we had only one consultant providing services. Future consulting fees will be variable depending on our needs.

We had no director fees in 2013. We will incur director fees in the future. We approved a fee of $12,500 per quarter for all non employee directors. We currently have two non employee directors who will receive payments in the future.

Research and development expenses were not significant in either period. Research and development represents the cost of developing flavor profiles of our products and the development of future equipment. We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development cost will be dependent on new formulations and new flavor profiles as our customer base increases.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. These costs have increased as our business has grown. We anticipate additional increases in these expenses.

We had operating losses of $685,818 and $429,423 for 2014 and 2013, respectively.

Interest expense increased $26,780 (31.8%) from $84,210 in 2013 to $110,990 in 2014. Interest primarily relates to convertible debt that was issued in August 2013 and renewed in September 2013 and short term notes that were issued in December 2013. The stated interest rate on the convertible debt is 12%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximately 72% and approximately 74% on the convertible notes.

Interest expense includes direct interest of $16,430 and $13,200 in 2014 and 2013, respectively, calculated based on the interest rate stated in our various debt instruments.

In addition, interest expense includes non-cash amortization of the debt discount of $94,560 and $71,010, for 2014 and 2013, respectively.

We had net losses of $796,808 and $513,633 for 2014 and 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2014 we had working capital of $1,155,187.

During the three months ended June 30, 2014 we used cash of $480,439 in operations, $119,594 for the purchase of equipment and $11,277 for patents and trademarks.

We had no financing activity during the three months ended June 30, 2014.

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

As of June 30, 2014 the aggregate minimum requirements under non-cancelable leases as of June 30, 2014 all of which are in the fiscal year ending March 31, 2015, are $26,660.

The aggregate amount of principal payments due as of June 30, 2014 are as follows:

Fiscal Years ending March 31,
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

However, management has identified the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No disclosure required hereunder.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we issued 400,000 shares of our restricted common stock to an officer and director of the Company. These securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933 based on the recipient’s pre-existing relationship with the Company.

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

BARFRESH FOOD GROUP INC.

Date: August 13, 2014	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 13 2014	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

