Form 10-Q
period 2014-09-30
BARFRESH FOOD GROUP INC.
filed 2014-11-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

[  ] Yes [X] No

As of November 14, 2014, there were 66,326,828 outstanding shares of common stock of the registrant.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
	(Unaudited)	(Derived from Audit)
Assets
Current assets:
Cash	$1,297,640	$2,632,612
Accounts Receivable	108,301	68,640
Inventory	147,551	76,913
Prepaid expenses and other current assets	20,529	12,007
Total current assets	1,574,021	2,790,172
Property, plant and equipment, net of depreciation	524,065	362,078
Intangible asset, net of amortization	681,459	700,654
Deposits	16,451	14,461
Total Assets	$2,795,996	$3,867,365

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$175,823	$175,851
Accrued expenses	244,778	242,820
Deferred rent liability	267	1,866
Short-term notes payable - related party, net of discount	627,765	492,015
Short-term notes payable, net of discount	67,258	52,731
Total current liabilities	1,115,891	965,283
Convertible note - related party, net of discount	29,472	22,993
Convertible note, net of discount	218,024	170,066
Total liabilities	1,363,387	1,158,342

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 66,326,828 and 65,247,660 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	66	65
Additional paid in capital	8,215,449	7,739,117
Accumulated deficit	(6,741,241)	(5,030,159)
Unearned services	(41,665)	-
Total stockholders’ equity	1,432,609	2,709,023
Total Liabilities and Stockholders’ Equity	$2,795,996	$3,867,365

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$40,233	$15,933	$101,725	$32,258
Cost of revenue	19,744	11,045	61,103	21,319
Gross profit	20,489	4,888	40,622	10,939

Operating expenses:
General and administrative	778,800	477,726	1,456,031	902,632
Depreciation Amortization	29,196	17,909	57,916	28,477
Total operating expenses	807,996	495,635	1,513,947	931,109

Operating loss	(787,507)	(490,747)	(1,473,325)	(920,170)

Other expenses
Interest	126,766	67,819	237,756	152,029

Net (loss)	$(914,273)	$(558,566)	$(1,711,081)	$(1,072,199)

Per share information - basic and fully diluted:
Weighted average shares outstanding	66,254,136	57,443,225	65,887,401	54,459,888
Net (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	September 30,
	2014	2013
Net cash used in operations	$(1,134,262)	$(1,028,338)

Cash flow from investing activities:
Purchase of patents	(11,438)	-
Purchase of equipment	(191,249)	(24,486)
Sale of equipment	1,977	-
Net Cash used in investing activities	(200,710)	(24,486)

Cash flow from financing activities:
Issuance of common stock for cash	-	2,038,855
Issuance of convertible debt	-	20,000
Repayment of convertible debt	-	(40,000)
Advances from related party	-	12,975
Repayment to related party	-	(43,247)
Net cash provided by financing activities	-	1,988,583

Net increase (decrease) in cash	(1,334,972)	935,759
Cash at beginning of period	2,632,612	85,957
Cash at end of period	$1,297,640	$1,021,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,182	$55,725
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services	$476,333	$-
Fair value of warrants issued with convertible notes	$-	$142,873
Value of beneficial conversion of convertible notes	$-	$125,905

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at September 30, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2014. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2014 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2014.

Basis of Consolidation

The consolidated condensed financial statements include the financial statements of the Company and our wholly owned subsidiaries Barfresh Inc. and Smoothie Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the years reported. Actual results may differ from these estimates.

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

Furniture and fixtures: 5 years

Equipment: 7 years

Leasehold improvements: 2 years

Revenue Recognition

We recognize revenue from products sold when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At September 30, 2014 and 2013 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $33,577 and $8,439 in research and development expenses for the six-month periods ended September 30, 2014 and 2013, respectively, and $27,975 and $4,532 in research and development expenses for the three-month periods ended September 30, 2014 and 2013, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $267 and $1,866 at September 30, 2014 and March 31, 2014, respectively, and will be charged to rent expense over the remaining life of the lease.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. ASU Update 2014-09 Revenue From Contracts With Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers with an effective date after December 15, 2016 will be evaluated as to impact and implemented accordingly. In addition, ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

Note 2. Property Plant and Equipment

Major classes of property and equipment at September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31,2014
Furniture and fixtures	$13,331	$13,331
Equipment	380,729	372,617
Leasehold Improvements	3,300	3,300
	397,360	389,248
Less: accumulated depreciation	(114,430)	(87,146)
	282,930	302,102
Equipment not in service	241,135	59,976
Property and equipment, net of depreciation	$524,065	$362,078

We recorded depreciation expense related to these assets of $27,284 and $27,387 for the six-month periods ended September 30, 2014 and 2013, respectively, and $13,642 and $17,364 for the three-month periods ended September 30, 2014 and 2013, respectively.

Note 3. Intangible Assets

As of September 30, 2014 and March 31, 2014, intangible assets consist primarily of patent costs of $748,086 and $736,648, less accumulated amortization of $66,627 and $35,994, respectively.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $30,633 and $1,091 for the six-month periods ended September 30, 2014 and 2013, respectively, and $15,555 and $546 for the three-month periods ended September 30, 2014 and 2013, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Estimated amortization expense related to the patent as of September 30, 2014 is as follows:

Fiscal Years ending March 31,	Total Amortization
2015 (six months remaining)	$30,746
2016	61,492
2017	61,492
2018	61,492
2019	61,492
Later years	404,745
$681,459

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

The fair value of the warrant, $0.38 per share, was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	5
Volatility (based on a comparable company)	97%
Risk Free interest rate	1.66%
Dividend yield (on common stock)	-%

The relative value of the warrants was $298,232, which was the amount recorded as debt discount. The amounts recorded as debt discount will be amortized over the life of the note, one year, and charged to interest expense. We estimated the effective interest rate as calculated to be approximately 52% but will be paying cash at a rate of 2% per annum.

The balance at September 30, 2014 was comprised of:

Convertible notes payable, related and unrelated parties	$775,000
Unamortized Debt discount	(79,977)
$695,023

Accrued expenses include interest of $5,057 at September 30, 2014 for this note.

We have the right to extend the due date of the Short-Term Notes to September 19, 2015 with notice to the holders given at least 30 days and no more than 60 days prior to the initial due date. If we extend the Short-Term Notes the interest rate will increase to 3% per annum and we will be required to issue additional warrants (“Extension Warrants”). The Extension Warrants will have a 3 year term and the exercise price will be determined based on the volume weighted average price for the 10 trading days preceding the original due date of the Short-Term Notes. The number of shares which may be purchased will be computed by dividing 56.25% of the unpaid principal amount of the Short-Term Notes held by the initial exercise price computed as set forth above.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

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

The balance at September 30, 2014 was comprised of:

Convertible notes payable, related and unrelated parties	$420,000
Unamortized Debt discount	(172,504)
$247,496

Accrued expenses include interest of $57,536 at September 30, 2014 for this note.

The aggregate amount of principal payments due as of September 30, 2014 are as follows:

Fiscal Years ending March 31,
2015	775,000
2016	420,000
$1,195,000

Note 6. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which expires October 31, 2014. We renewed the lease and it will now expire on November 7, 2016.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2014 is as follows:

Fiscal Years ending March 31,
2015	38,022
2016	91,252
2017	53,231
$182,505

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 7. Stockholders’ Equity

During the six months ended September 30, 2014 we issued 550,000 shares of common stock to an officer and two employees of the Company for services rendered. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $312,490 was recognized in the statement of operations for the six months ended September 30, 2014.

Also during the three months ended September 30, 2014, we issued 155,000 shares of our restricted common stock to legal counsel and a consultant to the Company. In accordance with ASC Topic 505, Equity-Based Payments to Non-Employees (“ASC 505”), expense in the amount of $113,845 was recognized in the statement of operations for the six months ended September 30, 2014.

Additionally, during the six months ended September 30, 2014 we issued 64,100 shares of our Common Stock to a Director. The fair value of the stock was based on the trading value of the shares on the date of grant. The shares vest over a one year period and are being amortized over that period. The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

The following is a summary of outstanding stock options issued to employees as of September 30, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding March 31, 2014	800,000	$0.50	2.88	$-
Issued	-
Cancelled	-			-
Outstanding September 30, 2014	800,000	0.50	2.38	-
Exercisable	800,000	$0.50	2.38	$-

Note 8. Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2014:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	17,143,312	$0.25 - 1.50	2.37	$1,590,567
Warrants issued in connection with private placement of convertible notes	1,680,000	$0.25	1.94	$-
Warrants issued in connection with short-term notes payable	1,291,667	$0.45	4.22	$64,583

During the six month period ended September 30, 2014 holders of 481,020 warrants to purchase shares of our common stock elected to exercise those warrants. The warrants were cashless and we issued 310,302 shares of our common stock in exchange for the warrants.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

(Unaudited)

Note 9. Interest Expense

Interest expense includes direct interest of $33,041 and $24,924 for the six-month periods ended September 30, 2014 and 2013, respectively, and $16,611 and $11,724 for the three-month periods ended September 30, 2014 and 2013, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition as more fully described in Notes 4 and 5 above, interest expense includes non-cash amortization of the debt discount of $204,715 and $121,622 for the six months ended September 30, 2014 and 2013, respectively, and $110,155 and $50,612 for the three-month periods ended September 30, 2014 and 2013, respectively

Note 10. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of September 30, 2014 the estimated effective tax rate for the year will be zero.

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

For the six months ended September 30, 2014 and 2013 we did not have any interest and penalties associated with tax positions. As of September 30, 2014 we did not have any significant unrecognized uncertain tax positions.

Note 11. Business Segments

During the six months ended September 30, 2014 and 2013 we operated in only one business segment.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and six month periods ended September 30, 2014 and 2013 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

We currently have three sales people selling our product. The process of obtaining orders from potential customers will likely follow the following process:

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

In addition to the large retail fast food and fast casual chains, we will sell to food distributors that supply products to the food services market place. Effective July 2, 2014 we entered into an agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. Our products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The Agreement is mutually exclusive; provided however, we may supply our products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi-unit chain operators nominated distributor for our products. We have begun shipping to Sysco under this agreement and anticipate a national rollout to approximately 74 distribution centers over the next 18 months.

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

We are currently assessing our personnel needs in order to provide the best possible service and to maximize our sales potential in connection with our relationship with Sysco.

Critical Accounting Policies

The significant accounting policies set forth in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014, as updated by Note 2 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2014, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference.

Results of Operations

Results of Operation for Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

(References to 2014 and 2013 are to the three months ended September 30, 2014 and 2013 respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue for 2014 was $40,233 as compared to $15,933 in 2013. We began shipping to new customers in 2014 whereas in 2013 only a limited number of customers were testing our products.

Cost of revenue for 2014 was $19,744 as compared to $11,045 in 2013. Our gross profit was $20,489 (51%) and $4,888 (31%) for 2014 and 2013, respectively. There were no significant change in our selling prices. Sales in 2013 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We have no specific plan as to sales of equipment to customers in the future. We anticipate that our gross profit percentage for the remainder of 2014 will approximate the current period.

Operating expenses

Our operations during 2014 and 2013 were directed towards increasing sales and finalizing flavor profiles. We are currently evaluating our needs in regards to increased overhead as a result of the agreement with Sysco.

Our general and administrative expenses increased $301,074 as we grew the business and may not necessarily be indicative of the rate of future increases.

The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013	Difference
Personnel costs	$239,626	$225,536	$14,090
Stock based compensation/options	116,823	-	116,823
Legal and professional fees	105,795	34,534	71,261
Consulting fees	78,495	58,667	19,828
Travel and entertainment	55,323	36,934	18,389
Marketing and selling	43,610	26,388	17,222
Rent	35,211	21,812	13,399
Research and development	27,974	4,532	23,442
Director fees	22,639	-	22,639
Other expenses	53,304	69,323	(16,019)
	$778,800	$477,726	$301,074

Personnel cost represents the cost of employees including salaries, employee benefits and employment taxes and continues to be are largest cost. Personnel cost increased $14,090 (6.3%) from $225,536 to $239,926. We currently have six full time employees. We anticipate personnel cost to increase in the future as we add more staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation, which includes stock issued and options granted to employees and non-employees. The amount in 2014 represents stock grants made to a director, two employees and an international consultant. The fair value of the stock was based on the trading value of the shares on the date of grant. Certain shares vest over a one year period and are being amortized over that period. We anticipate making additional grants in the future. We anticipate making additional grants in the future. No grants were made in 2013.

Legal and professional fees increase $71,261 (206%) from $34,534 in 2013 to $105,795 in 2014, as a result of increased activity. During 2014 we issued 105,000 shares of our common stock as partial payment for services rendered. The shares were valued at the trading price at the date of grant, $80,850 ($0.77 per share). We anticipate legal fees related to ongoing Securities and Exchange Commission reporting to remain the same and additional legal fees to be related to the number of contracts we are negotiating.

Consulting fees increased by $19,828 (33.8%) from $58,667 in 2013 to $78,495 in 2014. Our consulting fees vary based on needs. We engage consultants in the area of sales, operations and accounting. Future consulting fees will be variable depending on our needs.

Travel and entertainment expenses increased $18,389 (49.8%) from $36,934 in 2013 to $55,323 in 2014. The increase is due to increased travel related to selling and marketing activities. We anticipate that travel and entertainment cost will increase as we increase the number of customers that we are selling to.

Rent expense is primarily for our location in Beverly Hills, California. Our rent expense is approximately $7,000 per month. The lease on the office commenced in October 2012 and expires in October 2014. We have negotiated an extension to the lease which now expires in November 2016. Our rent has increased to approximately $7,600 per month. Rent expense also includes monthly parking fees as well as an offsite storage facilities.

Marketing and selling expenses increased $17,222 (65.3%) from $26,388 in 2013 to $43,610 in 2014. The increase relates primarily to overall sales and marketing activities. We anticipate a continued increase in these costs.

Research and development expenses increased $23,442 (517%) from $4,532 in 2013 to $27,974 in 2014. Research and development represents the cost of developing flavor profiles of our products and the development of future equipment. We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development cost will be dependent on new formulations and new flavor profiles as our customer base increases.

We had no director fees in 2013. We will continue to incur director fees in the future. We approved a fee of $12,500 per quarter for all non-employee directors. We currently have two non-employee directors who will receive payments in the future.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. We anticipate increases in these expenses.

We had operating losses of $787,507 and $490,747 for 2014 and 2013, respectively.

Interest expense increased $58,947 (86.9%) from $67,819 in 2013 to $126,766 in 2014. Interest primarily relates to convertible debt that was issued in August 2012 and renewed in September 2013 and short term notes that were issued in December 2013. The stated interest rate on the convertible debt is 12%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximately 72% and approximately 74% on the convertible notes.

Interest expense includes direct interest of $16,611 and $11,724 for 2014 and 2013, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition, interest expense includes non-cash amortization of the debt discount of $110,155 and $50,612 for 2014 and 2013, respectively

We had net losses of $914,273 and $558,566 for 2014 and 2013, respectively.

Results of Operation for Six Months Ended September 30, 2014 as Compared to the Six Months Ended September 30, 2013

(References to 2014 and 2013 are to the six months ended September 30, 2014 and 2013 respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue for 2014 was $101,725 as compared to $32,258 in 2013. We began shipping to new customers in 2014 whereas in 2013 only a limited number of customers were testing our products.

Cost of revenue for 2014 was $61,103 as compared to $21,319 in 2013. Our gross profit was $40,622 (40%) and $10,939 (34%) for 2014 and 2013, respectively. There were no significant change in our selling prices. Sales in 2013 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We have no specific plan as to sales of equipment to customers in the future. We anticipate that our gross profit percentage for the remainder of 2014 will approximate the current period.

Operating expenses

Our operations during 2014 and 2013 were directed towards increasing sales and finalizing flavor profiles. We are currently evaluating our needs in regards to increased overhead as a result of the agreement with Sysco.

Our general and administrative expenses increased $553,399 as we grew the business and may not necessarily be indicative of the rate of future increases.

The following is a breakdown of our general and administrative expenses for the six months ended September 30, 2014 and 2013:

	Six months ended September 30,
	2014	2013	Difference
Personnel costs	$481,752	$455,920	$25,832
Stock based compensation/options	320,823	(103,488)	424,311
Legal and professional fees	134,306	72,698	61,608
Consulting fees	110,995	172,762	(61,767)
Travel	87,897	74,695	13,202
Marketing and selling	68,667	40,987	27,680
Rent	59,160	39,952	19,208
Director fees	35,139	-	35,139
Research and development	33,577	8,439	25,138
Other expenses	123,715	140,667	(16,952)
	$1,456,031	$902,632	$553,399

Personnel costs represents the cost of employees including salaries, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $25,832 (5.7%) from $455,920 to $481,752. We currently have six full time employees. We anticipate personnel cost to increase in the future as we add more staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation, which includes stock issued and options granted to employees and non-employees. The amount in 2014 represents stock grants made to an officer/director, a director, two employees and an international consultant. The fair value of the stock was based on the trading value of the shares on the date of grant. Certain shares vest over a one year period and are being amortized over that period. We anticipate making additional grants in the future. No grants were made in 2013.

Legal and professional fees increase $61,608 (84.8%) from $72,698 in 2013 to $110,995 in 2014, as a result of increased activity. During 2014 we issued 105,000 shares of our common stock as partial payment for services rendered. The shares were valued at the trading price at the date of grant, $80,850 ($0.77 per share). We anticipate legal fees related to ongoing Securities and Exchange Commission reporting to remain the same and additional legal fees to be related to the number of contract we are negotiating.

Consulting fees decreased by $61,767 (35.8%) from $172,762 in 2013 to $110,995 in 2014. Our consulting fees vary based on needs. We engage consultants in the area of sales, operations and accounting. Future consulting fees will be variable depending on our needs.

Travel and entertainment expenses increased $13,202 (17.7%) from $74,695 in 2013 to $87,897 in 2014. The increase is due to increased travel related to selling and marketing activities. We anticipate that travel and entertainment cost will increase as we increase the number of customers that we are selling to.

Marketing and selling expenses increased $27,680 (67.5%) from $40,987 in 2013 to $68,667 in 2014. The increase relates primarily to overall sales and marketing activities. We anticipate a continued increase in these costs.

Rent expense is primarily for our location in Beverly Hills, California. Our rent expense is approximately $7,000 per month. The lease on the office commenced in October 2012 and expires in October 2014. We have negotiated an extension to the lease which now expires in November 2016. Our rent has increased to approximately $7,600 per month. Rent expense also includes monthly parking fees as well as an offsite storage facilities.

We had no director fees in 2013. We will continue to incur director fees in the future. We approved a fee of $12,500 per quarter for all non-employee directors. We currently have two non-employee directors who will receive payments in the future.

Research and development expenses increased $25,138 (298%) from $8,439 in 2013 to $33,577 in 2014. Research and development represents the cost of developing flavor profiles of our products and the development of future equipment. We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development cost will be dependent on new formulations and new flavor profiles as our customer base increases.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. We anticipate increases in these expenses.

We had operating losses of $1,473,325 and $920,170 for 2014 and 2013, respectively.

Interest expense increased $85,727 (56.4%) from $152,029 in 2013 to $237,756 in 2014. Interest primarily relates to convertible debt that was issued in August 2012 and renewed in September 2013 and short term notes that were issued in December 2013. The stated interest rate on the convertible debt is 12%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximately 72% and approximately 74% on the convertible notes.

Interest expense includes direct interest of $33,041 and $24,924 for 2014 and 2013, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition, interest expense includes non-cash amortization of the debt discount of $204,715 and $121,622 for 2014 and 2013, respectively

We had net losses of $1,711,081 and $1,072,199 for 2014 and 2013, respectively.

Liquidity and Capital Resources

As of September 30, 2014 we had working capital of $458,130. Included as a current liability is a short term note in the amount of $695,023 which is due in December 2014. We have the right to extend the note. We intend to exercise that right which would affectively increase of working capital to $1,153,153

During the six months ended September 30, 2014 we used cash of $1,134,262 in operations, $191,249 for the purchase of equipment and $11,438 for patents and trademarks. We generated cash flow from the sale of equipment of $1,977

We had no financing activity during the six months ended September 30, 2014.

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

As of September 30, 2014 the aggregate minimum requirements under non-cancelable leases all of which are in the fiscal year ending March 31, 2015, are $38,022.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2014 is as follows:

Fiscal Years ending March 31,
2015	38,022
2016	91,252
2017	53,231
$182,505

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

However, management has identified the following material weaknesses in our internal control over financial reporting:

●	We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal control.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of our internal control.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal control.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No disclosure required hereunder.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we issued 214,100 shares of our restricted common stock to an officer and two employees of the Company. These securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933 based on the recipients’ pre-existing relationships with the Company.

During the three months ended September 30, 2014, we issued 155,000 shares of our restricted common stock to legal counsel and a consultant to the Company. These securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933 based on the recipients’ pre-existing relationships with the Company.

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

BARFRESH FOOD GROUP INC.

Date: November 14, 2014	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

