Form 10-Q
period 2014-12-31
BARFRESH FOOD GROUP INC.
filed 2015-02-17
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

90 Madison Street, Suite 701, Denver, CO	80206
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

As of February 14, 2015, there were 66,326,828 outstanding shares of common stock of the registrant.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
	(Unaudited)	(Derived from audit)
Assets
Current assets:
Cash	$821,309	$2,632,612
Accounts Receivable	105,523	68,640
Inventory	151,169	76,913
Prepaid expenses and other current assets	10,965	12,007
Total current assets	1,088,966	2,790,172
Property, plant and equipment, net of depreciation	539,029	362,078
Intangible asset, net of amortization	666,486	700,654
Other assets	16,822	14,461
Total Assets	$2,311,303	$3,867,365

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$76,048	$175,851
Accrued expenses	205,827	242,820
Short-term notes payable - related party, net of discount	479,478	492,015
Short-term notes payable, net of discount	139,842	-
Convertible note, net of discount	283,243	52,731
Current portion of note payable	3,857	-
Other current liabilities	-	1,866
Total current liabilities	1,188,295	965,283
Convertible note - related party, net of discount	-	170,066
Convertible note, net of discount	-	22,993
Note payable	15,429	-
Total liabilities	1,203,724	1,158,342

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 66,326,828 and 65,247,660 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	67	65
Additional paid in capital	8,684,296	7,739,117
Accumulated deficit	(7,502,812)	(5,030,159)
Unearned services	(73,972)	-
Total stockholders’ equity	1,107,579	2,709,023
Total Liabilities and Stockholders’ Equity	$2,311,303	$3,867,365

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue	$56,109	$7,541	$157,834	$39,799
Cost of revenue	36,353	4,414	97,456	25,733
Gross profit	19,756	3,127	60,378	14,066

Operating expenses:
General and administrative	602,898	462,799	2,058,929	1,365,431
Depreciation Amortization	36,907	27,652	94,823	56,129
Total operating expenses	639,805	490,451	2,153,752	1,421,560

Operating loss	(620,049)	(487,324)	(2,093,374)	(1,407,494)

Other expenses
Interest	141,523	43,284	379,279	195,313

Net (loss)	$(761,572)	$(530,608)	$(2,472,653)	$(1,602,807)

Per share information - basic and fully diluted:
Weighted average shares outstanding	66,569,045	59,592,660	66,281,522	56,334,182
Net (loss) per share	$(0.01)	$(0.01)	$(0.04)	$(0.03)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended December 31,

(Unaudited)

	2014	2013
Net cash used in operations	$(1,839,495)	$(1,443,739)

Cash flow from investing activities:
Investment in patents	(11,838)	(697,157)
Purchase of equipment	(235,023)	(44,160)
Sale of equipment	28,053	-
Net Cash used in investing activities	(218,808)	(741,317)

Cash flow from financing activities:
Issuance of common stock for cash	247,000	2,038,855
Issuance of convertible debt	-	20,000
Repayment of convertible debt	-	(40,000)
Issuance of Notes Payable	-	775,000
Advances from related party	-	485,132
Repayment to related party	-	(515,404)
Net cash provided by financing activities	247,000	2,763,583

Net increase (decrease) in cash	(1,811,303)	578,527
Cash at beginning of period	2,632,612	85,957
Cash at end of period	$821,309	$664,484

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,098	$55,009
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services	$476,332	$-
Fair value of warrants issued with short-term notes payable	$215,531	$298,232
Fair value of warrants issued with convertible notes	$-	$142,873
Value of beneficial conversion of convertible notes	$-	$125,905

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and 2013

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at December 31, 2014 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2014. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended December 31, 2014 and 2013 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2014 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2014.

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

Vehicle: 5 years

Revenue Recognition

We recognize revenue from products sold when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2014 and 2013 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $53,256 and $40,305 in research and development expenses for the nine-month periods ended December 31, 2014 and 2013, respectively, and $19,949 and $31,866 in research and development expenses for the three-month periods ended December 31, 2014 and 2013, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and 2013

(Unaudited)

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

Note 2. Property Plant and Equipment

Major classes of property and equipment at December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Furniture and fixtures	$13,331	$13,331
Equipment	629,563	372,617
Leasehold Improvements	3,300	3,300
Vehicle	29,286	-
	675,480	389,248
Less: accumulated depreciation	(136,451)	(87,146)
Property and equipment, net of depreciation	539,029	302,102
Equipment not in service	-	59,976
	$539,029	$362,078

We recorded depreciation expense related to these assets of $48,817 and $40,314 for the nine-month periods ended December 31, 2014 and 2013, respectively, and $21,533 and $12,928 for the three-month periods ended December 31, 2014 and 2013, respectively.

Note 3. Intangible Assets

As of December 31, 2014 and March 31, 2014, intangible assets consist primarily of patent costs of $748,486 and $736,648, less accumulated amortization of $82,000 and $35,994, respectively.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $46,005 and $15,815 for the nine-month periods ended December 31, 2014 and 2013, respectively, and $15,372 and $14,725 for the three-month periods ended December 31, 2014 and 2013, respectively.

Estimated amortization expense related to the patent as of December 31, 2014 is as follows:

Fiscal Years ending March 31,	Total Amortization
2015 (three months remaining)	$15,373
2016	61,492
2017	61,492
2018	61,492
2019	61,492
Later years	405,145
$666,486

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and 2013

(Unaudited)

Note 4. Short-Term Notes Payable (Related and Unrelated)

In December 2013, we closed an offering of $775,000 in short-term notes payable (“Short-Term Notes”), $500,000 of which was purchased by a significant shareholder, $100,000 was purchased by the family trust of an officer, director and significant shareholder and $100,000 was purchased by a company controlled by a director and significant shareholder. During the three months ended December 31, 2014 the $100,000 that was purchased by the family trust of an officer, director and significant shareholder is no longer considered to be owned by the officer as he is no longer, nor is any other related party, the trustee and does not exercise control over the trust and is not classified as a related party debt. The Short-Term Notes bear interest at a rate of 2% per annum and were due and payable on December 20, 2014. We also issued 1,291,667 warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.45 per share, may be exercised on a cashless basis and are exercisable for a period of five years.

In accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), we first calculated the fair value of the warrants issued and then determined the relative value of the Short-Term Notes.

The relative value of the warrants was $298,232, which was the amount recorded as debt discount. The amounts recorded as debt discount was amortized over the life of the note, one year, and charged to interest expense. We estimated the effective interest rate as calculated to be approximately 52% but paid cash at a rate of 2% per annum.

We exercised our right to extend the due date of the Short-Term Notes to September 19, 2015. The extended Short-Term Notes bear at the rate of 3% per annum and we required us to issue additional warrants (“Extension Warrants”). We issued 898,842 warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.485 per share, may be exercised on a cashless basis and are exercisable for a period of three years.

As discussed above we accounted for the warrants as per the guidance in ASC 470. The relative value of the new warrants, $164,638, was the amount recorded as the new debt discount. The amounts recorded as debt discount is being amortized over the life of the note, six months, and charged to interest expense. We estimated the effective interest rate as calculated to be approximately 53% but pay cash at a rate of 3% per annum.

The fair value of the warrant, $0.23 per share, was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	76.88%
Risk Free interest rate	1.10%
Dividend yield (on common stock)	-%

The balance at December 31, 2014 was comprised of:

Convertible notes payable, related and unrelated parties	$775,000
Unamortized Debt discount	(155,680)
$619,320

Accrued expenses include interest of $4,700 at December 31, 2014 for this note.

Note 5. Convertible Note (Related and Unrelated)

In August 2012, we closed an offering of $440,000 of convertible notes, $50,000 of which was purchased by the family trust of a significant shareholder of ours. The notes bear interest at a rate of 12% per annum and were due and payable on September 6, 2013. In addition, the notes were convertible at any time after the original issue date until the notes are no longer outstanding into our common stock at a conversion price of $0.372 per share. We also issued 956,519 warrants to the note holders for the right to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $0.46 per share for a term of seven years.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and 2013

(Unaudited)

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

In accordance with the guidance in ASC 470, we first calculated the fair value of the warrants issued and then determined the relative value of the notes and determined that there was a beneficial conversion feature.

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

The balance at December 31, 2014 was comprised of:

Convertible notes payable, related and unrelated parties	$420,000
Unamortized Debt discount	(136,757)
$283,243

Accrued expenses include interest of $897 at December 31, 2014 for this note.

The aggregate amount of principal payments due as of December 31, 2014 are as follows:

Fiscal Years ending March 31,
2015	$775,000
2016	420,000
$1,195,000

Note 6. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which expires October 31, 2014. We renewed the lease and it will now expire on November 7, 2016.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2014 is as follows:

Fiscal Years ending March 31,
2015	19,011
2016	91,252
2017	53,231
$163,494

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and 2013

(Unaudited)

Note 7. Stockholders’ Equity

During the nine months ended December 31, 2014 we issued 550,000 shares of common stock to an officer and two employees of the Company for services rendered. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $312,490 was recognized in the statement of operations for the nine months ended December 31, 2014.

Also during the nine months ended December 31, 2014, we issued 155,000 shares of our restricted common stock to legal counsel and a consultant to the Company. In accordance with ASC Topic 505, Equity-Based Payments to Non-Employees (“ASC 505”), expense in the amount of $113,845 was recognized in the statement of operations for the nine months ended December 31, 2014.

Additionally, during the nine months ended December 31, 2014 we issued 64,100 shares of our Common Stock to a Director. The fair value of the stock was based on the trading value of the shares on the date of grant. The shares vest over a one year period and are being amortized over that period. The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

During the nine ended December 31, 2014 we sold 494,000 units for an aggregate of $247,000. Each unit consist of 1 share of common stock and a warrant to purchase ½ share of our common stock at an exercise price of $0.60 per share for a period of 3 years.

During the nine months ended December 31, 2014 we issued 150,000 options to a director of the Company. The exercise price of the options is $0.54 per share, which was the fair market value of the option on the date of grant and is exercisable for a period of 5 years. The option vest on the first anniversary of the issuance, October 14, 2015. The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

The fair value of the option, $0.3814 per share, ($57,209 in the aggregate) was calculated using the Black-Sholes option pricing model using the following assumptions and is being written off over a 1 year period:

Expected life (in years)	5
Volatility (based on a comparable company)	91.8%
Risk Free interest rate	1.45%
Dividend yield (on common stock)	-

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2014:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding March 31, 2014	800,000	$0.50	2.88	$-
Issued	150,000	0.54	4.87
Cancelled	-	-	-	-
Outstanding December 31, 2014	950,000	0.50	2.55	-
Exercisable	800,000	$0.50	2.38	$-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and 2013

(Unaudited)

Note 8. Outstanding Warrants

The following is a summary of all outstanding warrants as of December 31, 2014:

	Number of warrants	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	17,143,312	$0.25 - 1.50	2.37	$1,590,567
Warrants issued in connection with private placement of convertible notes	1,680,000	$0.25	1.94	$-
Warrants issued in connection with short-term notes payable	2,190,509	$0.45 - 0.485	3.56	$64,583

During the nine month period ended December 31, 2014 holders of 481,020 warrants to purchase shares of our common stock elected to exercise those warrants. The warrants were cashless and we issued 310,302 shares of our common stock in exchange for the warrants.

Note 9. Interest Expense

Interest expense includes direct interest of $49,884 and $48,474 for the nine-month periods ended December 31, 2014 and 2013, respectively, and $16,842 and $17,600 for the three-month periods ended December 31, 2014 and 2013, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition as more fully described in Notes 4 and 5 above, interest expense includes non-cash amortization of the debt discount of $329,395 and $146,839 for the nine months ended December 31, 2014 and 2013, respectively, and $124,680 and $25,217 for the three-month periods ended December 31, 2014 and 2013, respectively

Note 10. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of December 31, 2014 the estimated effective tax rate for the year will be zero.

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

For the nine months ended December 31, 2014 and 2013 we did not have any interest and penalties associated with tax positions. As of December 31, 2014 we did not have any significant unrecognized uncertain tax positions.

Note 11. Business Segments

During the nine months ended December 31, 2014 and 2013 we operated in only one business segment.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of December 31, 2014 and for the three and nine month periods ended December 31, 2014 and 2013 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

Our plan is to utilize contract manufacturers to manufacture our products. Ice cream manufacturers are best suited for our products. Our first production line has been installed and commissioned in Salt Lake City and is currently producing products being sold to our customers as well as new product development for new large customers.

Although we do not have a contract with any suppliers for the raw materials needed to manufacture smoothie packs we believe that there are a significant number of sources available and we do not anticipate becoming dependent on any one supplier. As demand for our range of products grows, we will look to contract a level of our raw material requirements to ensure continuity of supply.

We currently have five sales people selling our product. The process of obtaining orders from potential customers will likely follow the following process:

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

In addition to the large retail fast food and fast casual chains, we will sell to food distributors that supply products to the food services market place. Effective July 2, 2014 we entered into an agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. Our products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The Agreement is mutually exclusive; provided however, we may supply our products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi-unit chain operators nominated distributor for our products. We have begun shipping to Sysco under this agreement and anticipate a national rollout to approximately 74 distribution centers over the next 12 months.

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

Critical Accounting Policies

The significant accounting policies set forth in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014, as updated by Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2014, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference

Results of Operations

Results of Operation for Three Months Ended December 31, 2014 as Compared to the Three Months Ended December 31, 2013

(References to 2014 and 2013 are to the three months ended December 31, 2014 and 2013 respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue for 2014 was $56,109 as compared to $7,541 in 2013. We began shipping to new customers in 2014 whereas in 2013 only a limited number of customers were testing our products.

Cost of revenue for 2014 was $36,353 as compared to $4,414 in 2013. Our gross profit was $19,756 (35%) and $3,127 (41%) for 2014 and 2013, respectively. There were no significant change in our selling prices. Sales in both 2014 and 2013 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We have no specific plan as to major sales of equipment to customers in the future. We anticipate that our gross profit percentage for the remainder of 2014 will improve over the current percentage.

Operating expenses

Our operations during 2014 and 2013 were directed towards increasing sales and finalizing flavor profiles. We are currently evaluating our needs in regards to increased overhead as a result of the agreement with Sysco. We anticipate increases to selling costs mostly related to increasing our sales and marketing staff.

Our general and administrative expenses increased $140,099 as we grew the business and may not necessarily be indicative of the rate of future increases.

The following is a breakdown of our general and administrative expenses for the three months ended December 31, 2014 and 2013:

	2014	2013	Difference
Personnel costs	$237,952	$213,857	$24,095
Stock based compensation/options	24,903	-	24,903
Legal and professional fees	84,255	61,191	23,064
Travel	65,480	45,008	20,472
Rent	34,574	22,257	12,317
Marketing and selling	46,858	24,158	22,700
Director fees	26,202	-	26,202
Investor and public relations	23,036	9,000	14,036
Research and development	19,949	31,866	(11,917)
Consulting fees	16,680	36,416	(19,736)
Other expenses	23,009	19,046	3,963
	$602,898	$462,799	$140,099

Personnel cost represents the cost of employees including salaries, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $24,095 (11.3%) from $213,857 to $237,952. We currently have seven full time employees. We anticipate personnel cost to increase in the future as we add more staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation, which includes stock issued and options granted to employees and non-employees. The amount in 2014 represents the amortization of stock grants and option grants to two directors. The fair value of the stock was based on the trading value of the shares on the date of grant and are being amortized over the vesting period. The fair value of the stock option was calculated using the Black-Sholes model using the following assumptions: expected life in years, 5; volatility, 91.82%; risk free rate of return, 1.45% and no annual dividends and are being amortized over the vesting period. We anticipate making additional grants in the future. We anticipate making additional grants in the future. No grants were made in 2013.

Legal and professional fees increased $23,064 (37.7%) from $61,191 in 2013 to $84,255 in 2014, as a result of increased activity. We anticipate legal fees related to ongoing Securities and Exchange Commission reporting to remain the same and additional legal fees to be related to the number of contracts we are negotiating.

Travel and entertainment expenses increased $20,472 (45.5%) from $45,008 in 2013 to $65,480 in 2014. The increase is due to increased travel related to selling and marketing activities. We anticipate that travel and entertainment cost will increase as we increase the number of customers that we are selling to.

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

Marketing and selling expenses increased $22,700 (93.9%) from $24,158 in 2013 to $46,858 in 2014. The increase relates primarily to overall sales and marketing activities. We anticipate a continued increase in these costs.

We had no director fees in 2013. We will continue to incur director fees in the future. We approved a fee of $12,500 per quarter for all non-employee directors. We currently have three non-employee directors who will receive payments in the future.

Investor and public relation expenses increased by $14,036 (156%) from $9,000 in 2013 to $23,036 in 2014. The increase is primarily a result of engaging an IR/PR firm to increase awareness of the company as well as attendance a conferences.

Consulting fees decreased by $19,736 (54.2%) from $36,416 in 2013 to $16,680 in 2014. Our consulting fees vary based on needs. We engage consultants in the area of sales, operations and accounting. Future consulting fees will be variable depending on our needs

Research and development expenses decreased $11,917 (37.4%) from $31,866 in 2013 to $19,949 in 2014. Research and development represents the cost of developing flavor profiles of our products and the development of future equipment. We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development cost will be dependent on new formulations and new flavor profiles as our customer base increases.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. We anticipate increases in these expenses.

We had operating losses of $620,049 and $487,324 for 2014 and 2013, respectively.

Interest expense increased $98,239 (227%) from $43,284 in 2013 to $141,523 in 2014. Interest primarily relates to convertible debt that was issued in August 2012 and renewed in September 2013 and short term notes that were issued in December 2013. The stated interest rate on the convertible debt is 12%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximately 53% and approximately 74% on the convertible notes. Interest expense includes direct interest of $16,842 and $17,600 for 2014 and 2013, respectively, calculated based on the interest rates stated in our various debt instruments. In addition, interest expense includes non-cash amortization of the debt discount of $124,680 and $25,217 for 2014 and 2013, respectively

We had net losses of $761,572 and $530,608 for 2014 and 2013, respectively.

Results of Operation for Nine Months Ended December 31, 2014 as Compared to the Nine Months Ended December 31, 2013

(References to 2014 and 2013 are to the nine months ended December 31, 2014 and 2013 respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue for 2014 was $157,834 as compared to $39,799 in 2013. We began shipping to new customers in 2014 whereas in 2013 only a limited number of customers were testing our products.

Cost of revenue for 2014 was $97,456 as compared to $25,733 in 2013. Our gross profit was $60,378 (38%) and $14,066 (35%) for 2014 and 2013, respectively. There were no significant change in our selling prices. Sales in both periods included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We have no specific plan as to significant sales of equipment to customers in the future. We anticipate that our gross profit percentage for the remainder of 2014 will approximate the current period.

Operating expenses

Our operations during 2014 and 2013 were directed towards increasing sales and finalizing flavor profiles. We are currently evaluating our needs in regards to increased overhead as a result of the agreement with Sysco.

Our general and administrative expenses increased $693,498 as we grew the business and may not necessarily be indicative of the rate of future increases.

The following is a breakdown of our general and administrative expenses for the nine months ended December 31, 2014 and 2013:

	2014	2013	Difference
Personnel costs	$719,704	$669,777	$49,927
Stock based compensation/options	345,726	(103,488)	449,214
Legal and professional fees	218,561	133,889	84,672
Travel	153,377	119,703	33,674
Consulting fees	127,675	209,178	(81,503)
Marketing and selling	115,525	65,145	50,380
Rent	93,734	62,209	31,525
Investor and public relations	83,567	75,094	8,473
Director fees	61,341		61,341
Research and development	53,526	40,305	13,221
Other expenses	86,193	93,619	(7,426)
	$2,058,929	$1,365,431	$693,498

Personnel costs represents the cost of employees including salaries, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $49,927 (7.5%) from $669,777 to $719,704. We currently have seven full time employees. We anticipate personnel cost to increase in the future as we add more staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation, which includes stock issued and options granted to employees and non-employees. The amount in 2014 represents stock grants made to an officer/director, a director, two employees and an international consultant. The fair value of the stock was based on the trading value of the shares on the date of grant. The fair value of the stock option was calculated using the Black-Sholes model using the following assumptions: expected life in years, 3-5; volatility, 83.6% - 91.82%; risk free rate of return, .94% - 1.45% and no annual dividends and are being amortized over the vesting period. We anticipate making additional grants in the future. No grants were made in 2013 and the negative amount represents adjustment to previous grants.

Legal and professional fees increased $84,672 (63.2%) from $133,889 in 2013 to $218,561 in 2014, as a result of increased activity. During 2014 we issued 105,000 shares of our common stock as partial payment for services rendered. The shares were valued at the trading price at the date of grant, $80,850 ($0.77 per share). We anticipate legal fees related to ongoing Securities and Exchange Commission reporting to remain the same and additional legal fees to be related to the number of contract we are negotiating.

Travel and entertainment expenses increased $33,674 (28.1%) from $119,703 in 2013 to $153,377 in 2014. The increase is due to increased travel related to selling and marketing activities. We anticipate that travel and entertainment cost will increase as we increase the number of customers that we are selling to.

Consulting fees decreased by $81,503 (39%) from $209,178 in 2013 to $127,675 in 2014. Our consulting fees vary based on needs. We engage consultants in the area of sales, operations and accounting. Future consulting fees will be variable depending on our needs.

Marketing and selling expenses increased $50,380 (77.3%) from $65,145 in 2013 to $115,525 in 2014. The increase relates primarily to overall sales and marketing activities. We anticipate a continued increase in these costs.

Rent expense is primarily for our location in Beverly Hills, California. Our rent expense is approximately $7,000 per month. The lease on the office commenced in October 2012 and expired in October 2014. We have negotiated an extension to the lease which now expires in November 2016. Our rent has increased to approximately $7,600 per month. Rent expense also includes monthly parking fees as well as an offsite storage facilities.

We had no director fees in 2013. We will continue to incur director fees in the future. In 2014 we approved a fee of $12,500 per quarter for all non-employee directors. We currently have two non-employee directors who will receive payments in the future.

Research and development expenses increased $13,221 (32.8%) from $40,305 in 2013 to $53,526 in 2014. Research and development represents the cost of developing flavor profiles of our products and the development of future equipment. We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development cost will be dependent on new formulations and new flavor profiles as our customer base increases.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. We anticipate increases in these expenses.

We had operating losses of $2,093,374 and $1,407,494 for 2014 and 2013, respectively.

Interest expense increased $183,966 (94.2%) from $195,313 in 2013 to $379,279 in 2014. Interest primarily relates to convertible debt that was issued in August 2012 and renewed in September 2013 and short term notes that were issued in December 2013. The stated interest rate on the convertible debt is 12%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximate 53% and approximately 74% on the convertible notes. Interest expense includes direct interest of $49,884 and $48,741 for 2014 and 2013, respectively, calculated based on the interest rates stated in our various debt instruments. In addition, interest expense includes non-cash amortization of the debt discount of $329,395 and $146,839 for 2014 and 2013, respectively.

We had net losses of $2,472,653 and $1,602,807 for 2014 and 2013, respectively.

Liquidity and Capital Resources

As of December 31, 2014 we had negative working capital of $99,329.

During the nine months ended December 31, 2014 we used cash of $1,839,495 in operations, $235,023 for the purchase of equipment and $11,838 for patents and trademarks. We generated cash flow from the sale of equipment of $28,053

We generated $247,000 in financing activity from the sale of common stock during the nine months ended December 31, 2014.

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

We lease office space under a non-cancelable operating lease, which expired October 31, 2014. We renewed the lease and it Will now expire on November 7, 2016.

The aggregate minimum requirements under non-cancelable leases as of December 31, 2014 is as follows:

Fiscal Years ending March 31,
2015	19,011
2016	91,252
2017	53,231
$163,494

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No disclosure required hereunder.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During November 2014 we sold 494,000 units at a price of $0.50 per unit for an aggregate of $247,000. Each unit consist of one share of common stock and a warrant to purchase ½ share of our common stock at an exercise price of $0.60 per share, exercisable for a period of 3 years.

The foregoing issuances of securities were made in reliance on Section 4 (2) of the Securities Act of 1933, as amended (the “Act”), for transactions of an issuer not involving a public offering.

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

BARFRESH FOOD GROUP INC.

Date: February 17, 2015	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: February 17, 2015	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

