Form 10-Q/A
period 2014-12-31
BARFRESH FOOD GROUP INC.
filed 2015-02-19
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2014, filed with the Securities and Exchange Commission on February 17, 2015 (the “Form 10-Q”), is solely to correct a typographical error in the fourth paragraph of Note 4 to the Notes to Condensed Consolidated Financial Statements included in our Form 10-Q. We exercised our right to extend the due date of the Short Term Notes to June 20, 2015.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

3

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

We exercised our right to extend the due date of the Short-Term Notes to June 20, 2015. The extended Short-Term Notes bear at the rate of 3% per annum and we required us to issue additional warrants (“Extension Warrants”). We issued 898,842 warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.485 per share, may be exercised on a cashless basis and are exercisable for a period of three years.

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

BARFRESH FOOD GROUP INC.

Date: February 19, 2015	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: February 19, 2015	By:	/s/ Arnold Tinter
Arnold Tinter
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

