Form 10-K
period 2015-03-31
BARFRESH FOOD GROUP INC.
filed 2015-07-07
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8530 Wilshire Blvd., Suite 450, Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

310-598-7113

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

Large Accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of September 30, 2014 was $18,488,500.

As of June 22, 2015, there were 79,229,533 outstanding shares of common stock of the registrant.

BARFRESH FOOD GROUP INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Barfresh Food Group Inc., a Delaware corporation (hereinafter referred to as “we”, “us”, “our”, “Company” or “Barfresh”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may”, “should”, “could”, “predict”, “potential”, “believe”, “will likely result”, “expect”, “will continue”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

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

PART I

Item 1. Business.

Business Overview

Barfresh is a leader in the creation, manufacturing and distribution of ready to blend frozen beverages. The current portfolio of products includes smoothies, shakes and frappes. All of the products are portion controlled and ready to blend beverage ingredient packs or “beverage packs”. The beverage packs contain all of the ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt or ice cream), real fruit pieces, juices and ice – five ounces of water are added to the beverage pack before blending.

Domestic and international patents and patents pending are owned by Barfresh, as well as related trademarks for all of the products. In November 2011, the Company acquired the patent rights in the United States and Canada. The Canadian patent has been granted and the United States patent is “patent pending”. On October 15, 2013, the Company acquired all of the related international patent rights, which were filed pursuant to the Patent Cooperation Treaty and have been granted in 13 jurisdictions. The patents are pending in the remainder of the jurisdictions that have signed the treaty. In addition, on October 15, 2013, the Company purchased all of the trademarks related to the patented products.

The Company currently conducts and plans to conduct sales through two channels: directly to certain National Accounts, and through an exclusive nationwide distribution agreement with Sysco Corporation (“Sysco”) the U.S.’s largest broad line distributor, which was entered into during July 2014.

The process of obtaining sales orders for National Accounts generally follows several steps, including product demonstration, product testing, and exclusive flavor development for the larger National Accounts. We are currently in various stages of product development and testing with National Accounts representing over 20,000 restaurant locations. The Company recently moved into full roll out with a number of National Accounts, including a national entertainment theme park operator, and with Shari’s Café and Pies, a family dining chain in the Pacific Northwest operating 97 restaurants which are open 24 hours a day, 365 days a year.

In addition to the National Accounts, the Company sells to food distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. All Barfresh products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; provided however, the products are supplied to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi-unit chain operators nominated distributor for our products. The Company has already started shipping to 20 of the 74 Sysco distribution centers under this agreement and anticipates a national rollout over the next 12 months.

Finally, the Company intends to monetize the international patents outside of the current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or internal sales personnel. The Company will also consider entering into some form of license or royalty agreements with third parties.

Barfresh currently utilizes contract manufacturers to manufacture all of the products in the United States. Ice cream manufacturers are best suited to produce the products and two production lines are currently operational in our Salt Lake City contract manufacturer location. This manufacturer is currently producing products sold to existing customers as well as producing exclusive products developed for National Accounts. Currently annual production capacity with our existing contract manufacturer is 14 million units per year. The Company is currently in discussion with two additional contract manufacturing companies that would be able to produce an additional 100 million units per year.

Although there currently is not a contract in place with any suppliers for the raw materials needed to manufacture our products, there are a significant number of sources available and the company does not anticipate becoming dependent on any one supplier. As demand for the range of our products grows, we plan to contract a level of raw material requirements to ensure continuity of supply.

As of the end of the fiscal year we had 11 employees and 3 consultants. As of June 23, 2014 we have 25 employees and 3 consultants. There are currently 15 employees selling our products.

Most recently, as part of the Company’s expansion due to the acquisition of the international patents, a leading regional Australian food ingredient supply and product developer has been engaged as the wholesaler and distributor for Barfresh products in Australia.

Corporate History and Background

The Company incorporated on February 25, 2010 in the state of Delaware. The Company was originally formed to acquire scripts for movie opportunities, to produce the related movies and to sell, lease, license, distribute and syndicate the movies and develop other related media products related to the movies. As the result of the reverse merger, more fully described below, the Company is now engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.

Reorganization and Recapitalization

During January, 2012, the Company entered into a series of transactions pursuant to which Barfresh Inc., a Colorado corporation (“Barfresh CO”), was acquired, spun-out prior operations to the former principal shareholder, completed a private offering of securities for an aggregate purchase price of approximately $999,998, conducted a four for one forward stock split and changed the name of the Company. The following describes the foregoing transactions:

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

4

Products

All of the products are portion controlled beverage ingredient packs, suitable for smoothies, shakes and frappes that can also be utilized for cocktails and mocktails. They contain all of the ingredients necessary to make a smoothie, shake or frappe, including the ice. Simply add water, empty the packet into a blender, blend and serve.

 The following flavors are available for sale as part of the standard line:

6

In addition to the standard product range, the Company has developed a number of exclusive flavors for several National Accounts that are currently engaged in the pre-rollout testing process.

Some of the key product benefits for operators include:

●	Portion controlled
●	Zero waste
●	Product consistency – every time a smoothie, shake or frappe is made
●	Easy inventory control
●	Long shelf life (24 months)
●	Minimal capital investment necessary
●	Faster and easier to make (less than 60 seconds)
●	Ability to itemize the ingredients of the beverages on menus
●	Products require less retail space

Some of the key benefits of the products for the end consumers that drink the products include:

●	From as little as 150 calories (per serving)
●	Real fruit in every smoothie
●	Dairy free options
●	Kosher approved
●	Gluten Free

Customer Marketing Material

A wide range of consumer marketing materials has been created to assist customers in selling blended beverages.

Research and Development

An incurrence of $51,465 and $47,035 in research and development expenses for the fiscal years ended March 31, 2015, and 2014, respectively.

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

The Company believes that its products ease of use, portion control, premium quality, and minimal capital investment required to enable a customer to begin to carry Barfresh beverage products all add up to represent a very significant competitive advantage that will allow us to quickly gain traction in the market and secure long-term agreements with customers. The Company also believes that the product’s attributes will make it more attractive to customers. However, there are other factors that may influence the adoption of a particular product by customers, including their dependence on prior relationships with competition.

Intellectual Property

Barfresh owns the domestic and intellectual property rights to its products’ sealed pack of ingredients.

In November 2011, the Company acquired patent applications filed in the United States (Patent Application number 11/660415) and Canada (Patent Application number 2577163) from certain related parties. The United States patent was originally filed on December 4, 2007 and its current status is patent pending. The Canadian patent was originally filed on August 16, 2005 and it has been granted.

On October 15, 2013, the Company acquired all of the related international patent rights, which were filed pursuant to the Patent Cooperation Treaty, have been granted in 13 jurisdictions and are pending in the remainder of the jurisdictions that have signed the PCT. In addition, the Company purchased all of the trademarks related to the patented products.

Governmental Approval and Regulation

The Company is not aware of the need for any governmental approvals of its products.

The Company utilizes a contract manufacturer. Before entering into any manufacturing contract, the Company determines that the manufacturer has met all government requirements.

The Company will be subject to certain labeling requirements as to the contents and nutritional information of our products.

Environmental Laws

The Company does not believe that it will be subject to any environmental laws, either state or federal. Any laws concerning manufacturing will be the responsibility of the contract manufacturer.

Employees

Currently, the Company has 25 full time employees. We expect to hire additional employees, particularly in the sales area, as we roll out our products to all 74 Sysco distribution centers over the next approximately twelve months.

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

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. While there are signs that economic conditions may be improving, there is no certainty that this trend will continue or that credit and financial markets and confidence in economic conditions will not deteriorate again. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in restaurants visited, could have a material adverse effect on our revenue, results of operations, business and financial condition.

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

Our future success heavily depends on the continued service of our senior management and other key employees. If one or more of our senior executives is unable or unwilling to continue to work for us in his present position, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating a replacement into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. In addition, of any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, knowhow and key employees.

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

Our success will depend, in part, on our ability to obtain and maintain protection in the United States and internationally for certain intellectual property incorporated into our products. Our intellectual property rights may be challenged, narrowed, invalidated or circumvented, which could limit our ability to prevent competitors from marketing similar solutions that limit the effectiveness of our patent protection and force us to incur unanticipated costs. In addition, existing laws of some countries in which we may provide services or solutions may offer only limited protection of our intellectual property rights.

Our products may infringe the intellectual property rights of third parties, and third parties may infringe our proprietary rights, either of which may result in lawsuits, distraction of management and the impairment of our business.

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against us in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us, or at all. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could prevent us from selling our products.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As such, our management has conducted this evaluation and, as of March 31, 2015, identified the following material weaknesses in the Company’s internal control over financial reporting:

●	We did not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement certain control procedures related to segregation of duties.

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

We are operating with less than a majority of independent directors.

We do not have a majority of independent directors. The Company is operated without the oversight of a majority of independent directors and material agreements and transactions, including those with related parties, are not approved with the oversight of a majority of independent directors.

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

Risks Related to Ownership of Our Common Stock

Riccardo Delle Coste, Steven Lang, Arnold Tinter and Joseph M Cugine have voting control over matters submitted to a vote of the shareholders, and they may take actions that conflict with the interests of our other shareholders and holders of our debt securities.

Riccardo Delle Coste, Steven Lang, Arnold Tinter and Joseph M. Cugine together, control more than 50% of the votes eligible to be cast by shareholders in the election of directors and generally. As a result, Messrs. Delle Coste, Lang, Tinter and Cugine have the power to control all matters requiring the approval of our shareholders, including the election of directors and the approval of mergers and other significant corporate transactions.

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

Compliance with the periodic reporting requirements required by the SEC consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us. If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we could be forced to deregister with the SEC. After the deregistration process, our common stock would only be tradable on the “Pink Sheets” and could suffer a decrease in or absence of liquidity.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;
●	announcements of developments by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting the our industry;
●	additions or departures of key personnel;
●	introduction of new products by us or our competitors;
●	sales of our common stock or other securities in the open market; and
●	other events or factors, many of which are beyond our control.

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

Item 2. Properties.

Our principal executive offices are located at 8530 Wilshire Blvd., Suite 450, Beverly Hills, CA 90121. We lease this space for $7,600 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the OTCQB under the symbol “BRFH”. Our common stock had been quoted on the OTC Bulletin Board since July 27, 2011 under the symbol MVBX. Effective February 29, 2012, our symbol changed to BRFH based on the forward split and name change. On March 21, 2012, our common stock was delisted to Pink Sheets. On January 21, 2014, we registered our common stock under Section 12(g) of the Exchange Act. The following table sets forth the range of high and low bid quotations for the applicable period. These quotations as reported by the OTCQB reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)
March 31, 2015	0.64	0.42
December 31, 2014	0.72	0.39
September 30, 2014	0.85	0.57
June 30, 2014	0.84	0.45
March 31, 2014	0.84	0.40
December 31, 2013	0.62	0.30
September 30, 2013	0.50	0.24
June 30, 2013	0.36	0.22

Holders

At June 22, 2015, there were 79,229,533 shares of our common stock outstanding. Our shares of common stock are held by approximately 59 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of March 31, 2015, with respect to equity securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	750,000	$0.50	14,250,000
Equity compensation plans not approved by security holders	800,000	$0.50	0

TOTAL	1,550,000	$0.50	14,250,000

Transfer Agent

Our transfer agent, Action Stock Transfer, is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, and its telephone number is (801) 274-1088.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal years ended March 31, 2015 and 2014. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

Barfresh is a leader in the creation, manufacturing and distribution of ready to blend frozen beverages. The current portfolio of products includes smoothies, shakes and frappes. All of the products are portion controlled and ready to blend beverage ingredient packs or “beverage packs”. The beverage packs contain all of the solid ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt or ice cream), real fruit pieces, juices and ice – five ounces of water are added before blending.

Domestic and international patents and patents pending are owned by Barfresh, as well as related trademarks for all of the products. In November 2011, the Company acquired the patent rights in the United States and Canada. The Canadian patent has been granted and the United States patent is “patent pending”. On October 15, 2013, the Company acquired all of the related international patent rights, which were filed pursuant to the Patent Cooperation Treaty and have been granted in 13 jurisdictions. The patents are pending in the remainder of the jurisdictions that have signed the treaty. In addition, on October 15, 2013, the Company purchased all of the trademarks related to the patented products.

The Company currently conducts and plans to conduct sales through two channels: National Accounts, and through an exclusive nationwide distribution agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into during July 2014.

The process of obtaining sales orders for National Accounts generally follows several steps, including product demonstration, product testing, and exclusive flavor development for the larger National Accounts. We are currently in various stages of product development and testing with National Accounts representing over 20,000 restaurant locations. The Company recently moved into full roll out with a number of National Accounts, including a national entertainment theme park operator, and with Shari’s Café and Pies, a family dining chain in the Pacific Northwest operating 97 restaurants which are open 24 hours a day, 365 days a year.

In addition to the National Accounts, the Company sells to food distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. All Barfresh products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; provided however, the products are supplied to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi-unit chain operators nominated distributor for our products. The Company has already started shipping to 20 of the 74 Sysco distribution centers under this agreement and anticipates a national rollout over the next 12 months.

Finally, the Company intends to monetize the international patents outside of the current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or internal sales personnel. The Company will also consider entering into some form of license or royalty agreements with third parties.

Barfresh currently utilizes contract manufacturers to manufacture all of the products in the United States. Ice cream manufacturers are best suited to produce the products and two production lines are currently operational in our Salt Lake City contract manufacturer location. This manufacturer is currently producing products sold to existing customers as well as producing exclusive products developed for National Accounts. Currently annual production capacity with our existing contract manufacturer is 14 million units per year. The Company is currently in discussion with two additional contract manufacturing companies that would be able to produce an additional 100 million units per year.

Although there currently is not a contract in place with any suppliers for the raw materials needed to manufacture our products, there are a significant number of sources available and the company does not anticipate becoming dependent on any one supplier. As demand for the range of our products grows, we plan to contract a level of raw material requirements to ensure continuity of supply.

As of the end of the fiscal year we had 12 employees and 3 consultants. As of June 23, 2015 we have 25 employees and 3 consultants. There are currently 15 employees selling our products.

Most recently, as part of the Company’s expansion due to the acquisition of the international patents, a leading regional Australian food ingredient supply and product developer has been engaged as the wholesaler and distributor for Barfresh products in Australia.

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

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses, notes payable, and convertible notes. The carrying value of our financial instruments approximates their fair value due to their relative short maturities.

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of March 31, 2015 there is an allowance for doubtful accounts $65,000.

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

Vehicles 5 years

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collection is reasonably assured.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $51,465 and $47,035, in research and development expenses for the years ended March 31, 2015 and 2014, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $1,484 and $1,866 at March 31, 2015 and 2014 respectively and will be charged to rent expense over the life of the lease.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At March 31, 2015 and 2014 any equivalents would have been anti-dilutive as we had losses for the years then ended.

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

Results of Operations

Results of Operation for the Year Ended March 31, 2015 as Compared to the Year Ended March 31, 2014

(References to 2015 and 2014 are to the years ended March 31, 2015 and 2014 respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue for 2015 was $211,467 as compared to $110,085 in 2014. Our business grew primarily from the addition of a major broad line food distributor, Sysco Corporation (“Sysco”). We began shipping to that customer in July 2014. In addition we are shipping to a number of quick serve restaurants that we did not ship to in 2014.

Cost of revenue for 2015 was $126,804 as compared to $48,534 in 2014. Our gross profit was $84,663 (40.0%) and $61,551 (55.9%) for 2015 and 2014, respectively. There were no significant change in our selling prices. Sales in both 2015 and 2014 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We have no specific plan as to major sales of equipment to customers in the future. We anticipate that our gross profit percentage going forward will improve over the current percentage.

Operating expenses

Our operations during 2015 and 2014 were directed towards increasing sales and finalizing flavor profiles. The addition of Sysco necessitated our increasing our selling general and administrative costs. We are continuing to add sales personnel to assist Sysco in selling and marketing efforts to their customers. We also have added additional staff to our marketing department as well as our accounting department. Our overhead has increased significantly as the cost of supporting the new business and personnel required it.

Our general and administrative expenses increased $944,638 as we grew the business and may not necessarily be indicative of future rates of growth.

The following is a breakdown of our selling, general and administrative expenses for 2015 and 2014:

	2015	2014	Difference
Personnel costs	$1,042,870	$877,646	$165,224
Stock based compensation/options	685,906	291,631	394,275
Legal and professional fees	261,489	176,334	85,155
Travel	246,387	166,621	79,766
Marketing and selling	193,806	109,104	84,702
Consulting fees	183,680	259,346	(75,666)
Investor and public relations	165,308	122,224	43,084
Rent	95,181	77,007	18,174
Research and development	51,465	47,035	4,430
Director fees	50,333	-	50,333
Other expenses	235,483	140,322	95,161
	$3,211,908	$2,267,270	$944,638

Personnel cost represents the cost of employees including salaries, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $165,224 (18.8%) from $877,646 in 2014 to $1,042,870 in 2015. At March 31, 2015 we had had 11 full time employees as compared to 6 at March 31, 2014. We currently have 25 full time employees. We anticipate personnel cost to increase in the future as we add more staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees and increased $394,275 (135%) from $291,631 in 2014 to $685,906 in 2015. The amount in 2015 represents the amortization of stock grants and option grants to our directors. The fair value of the stock was based on the trading value of the shares on the date of grant and are being amortized over any vesting period. The fair value of the stock options was calculated using the Black-Sholes model using the following assumptions: expected life in years, 5; volatility, 91.0% to 91.8%; risk free rate of return, 1.35% to 1.45% and no annual dividends and are being amortized over any vesting period. We anticipate making additional grants in the future. We anticipate making additional grants in the future.

Legal and professional fees, which include accounting and legal services, increased $85,155 (48.3%) from $176,334 in 2014 to $261,489 in 2015, as a result of increased activity. We anticipate legal fees related to ongoing Securities and Exchange Commission reporting to remain the same and additional legal fees to be related to the number of contracts we are negotiating, which are increasing.

Travel and entertainment expenses increased $79,766 (47.9%) from $166,621 in 2014 to $246,387 in 2015. The increase is due to increased travel related to selling and marketing activities. We anticipate that travel and entertainment cost will increase as we increase the number of customers that we are selling to.

Consulting fees decreased $75,666 (30%) from $259,346 in 2014 to $183,680 in 2015. Prior to growing our staff we relied on consultants for services that are now being provided by employees. We anticipate consultancy costs to remain close to the current level.

Investor relations fees increased $43,084 (35.3%) from $122,224 in 2014 to $165,308 in 2015. In 2014 we were paying a lower monthly retainer than we currently are. In addition we attended more investor conferences in 2015 than in 2014. We anticipate that our investor relations cost will remain at the current level.

Rent expense increased 18,174 (23.6%) from $77,007 in 2014 to $95,181 in 2015. Rent expense is primarily for our location in Beverly Hills, California. Our rent expense is approximately $7,600 per month. The lease on the office commenced in October 2012, expired in October 2014 and was renewed and now expires in November 2016. Rent expense also includes monthly parking fees as well as an offsite storage facilities. During 2014 we had a subtenant that leased a portion of our space. We no longer have that subtenant. We anticipate an increase in rent in future periods.

Research and development expenses increased $4,430 (9.42%) from $47,035 in 2014 to $51,465 in 2015. Research and development represents the cost of developing flavor profiles of our products and the development of future equipment. We anticipate cost continuing in future periods, the amounts of which cannot be estimated at this point in time. Our research and development cost will be dependent on new formulations and new flavor profiles as our customer base increases.

In 2014 we did not have any director fees. We currently pay our non-employee directors $12,500 per quarter.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. These expenses directly correlate to our overall activity. We anticipate that these cost will continue to rise as we our business activity.

We had operating losses of $3,261,466 and $2,290,562 for 2015 and 2014, respectively.

Interest expense increased $224,127 (76.5%) from $292,888 in 2014 to $517,015 in 2015. Interest primarily relates to convertible debt that was issued in August 2012 and renewed in September 2013 and short term notes that were issued in December 2013 and renewed in December 2014. The stated interest rate on the convertible debt is 12%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximately 53% and approximately 74% on the convertible notes. Interest expense includes direct interest of $68,044 and $66,842 for 2015 and 2014, respectively, calculated based on the interest rates stated in our various debt instruments. In addition, interest expense includes non-cash amortization of the debt discount of $448,971 and $224,680 for 2015 and 2014, respectively.

We had net losses of $3,778,481 ($0.06 per share) and $2,583,450 ($0.05 per share) for 2015 and 2014, respectively.

Liquidity and Capital Resources

As of March 31, 2015 we had working capital of $3,994,297.

During the year ended March 31, 2015 we used cash of $2,282,083 in operations, $271,927 for the purchase of equipment and $12,158 for patents and trademarks. We generated cash flow from the sale of equipment of $15,709.

We generated $5,283,788 in financing activity from the sale of common stock during the year ended March 31, 2015.

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

We lease office space under a non-cancelable operating lease, which expires November, 2016.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2015 is as follows:

Fiscal Years ending March 31,
2016	$91,252
2017	53,231
$144,483

Subsequent to March 31, 2015, we renegotiated the short term notes that were due June 2015. We repaid one note in full ($25,000) 50% of three notes were paid ($350,000) and one note was converted to 71,429 shares of our common stock. The balance of the notes due, $350,000, are payable on September 20, 2015 and bear interest at 12% per annum.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Accounting Officer we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

However, management has identified the following material weaknesses in our internal control over financial reporting:

●	We do not have an audit committee: While we are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards; however, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal control.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of our internal control.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	36	President, Chief Executive Officer and Chairman
Joseph S. Tesoriero	62	Chief Financial Officer
Steven Lang	62	Director
Arnold Tinter	70	Principal Accounting Officer, Secretary and Director
Joseph M. Cugine	54	Director
Alice Elliot	58	Director

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

Qualifications: Mr. Delle Coste has 17 years of experience within retail, hospitality and dairy manufacturing.

Joseph S. Tesoriero was appointed as Chief Financial Officer of the Company on May 18, 2015. Mr. Tesoriero has served as an independent director of Smart & Final Stores, Inc. (NYSE: SFS) since July of 2014, where he serves as Chairman of the Audit Committee and a member of the Nominating and Governance Committee. He was most recently engaged as a financial advisor for Dole Asia Holdings, Ltd. Pte., a Singapore based wholly owned subsidiary of Itochu Corporation of Japan, from April 2013 to October 2013. Prior to this consulting engagement, Mr. Tesoriero served as Executive Vice Present and Chief Financial Officer of Dole Food Company Inc. from February 2010 to April 2013, as its Vice President and Chief Financial Officer from August 2004 to February 2010 and as its Vice President of Tax from September 2002 to August 2004. Prior to joining Dole, Mr. Tesoriero was Senior Vice President of Tax of Global Crossing (1998-2002), Vice President of Tax of Coleman Camping Equipment (1997-1998), International Tax Attorney with Revlon Cosmetics (1989-1997) and Tax Attorney with IBM (1980-1988). Mr. Tesoriero began his career in 1978 as a Tax Associate with Haskins & Sells (now Deloitte Touche). Mr. Tesoriero holds a B.S. in Accounting from Villanova University, a J.D. from New York Law School and an LL.M. in Taxation from Boston University. He has been a member of the New York State Bar since 1978.

Qualifications: Mr. Tesoriero has over 30 years of experience in corporate finance leadership positions.

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

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary of the Company on January 10, 2012. Mr. Tinter resigned his position as Chief Financial Officer on May 18, 2015 and was appointed as Principal Accounting Officer. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc., is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He is the chief financial officer to two other public companies: LifeApps Digital Media Inc. and Arvana Inc. From 2006 to 2010 he was the chief financial officer of Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. From May 2001 to May 2003, he served as chief financial officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he also served as that company’s chief executive officer. Prior to 1990, Mr. Tinter was chief executive officer of Source Venture Capital, a holding company with investments in the gaming, printing and retail industries. Mr. Tinter currently serves as a director of LifeApps Digital Media Inc., a public company. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

Qualifications: Mr. Tinter has over 40 years of experience as a Certified Public Accountant and a financial consultant. During his career he served as a director of numerous public companies.

Joseph M. Cugine was appointed as Director of the Company on July 29, 2014 and on April 27, 2015, was appointed president of our wholly owned subsidiary, Smoothie Inc. Mr. Cugine is the owner and president of Cugine Foods and JC Restaurants, a franchisee of Taco Bell and Pizza Hut in New York. He is also president and owner of Restaurant Consulting Group LLC. Prior to owning and operating his own firms, Mr. Cugine held a series of leadership roles with PepsiCo, lastly as chief customer officer and senior vice president of PepsiCo’s Foodservice division. Mr. Cugine also serves on the board of directors of The Chef’s Warehouse, Inc., a publicly traded specialty food products distributor in the U.S., as well as Ridgefield Playhouse and R4 Technology. He received his B.S. degree from St. Joseph’s University in Philadelphia.

Qualifications: Mr. Cugine’s career in sales, marketing, operations and supply chain spans more than 25 years. He has extensive industry contacts and proven experience leading and advising numerous successful food distribution companies.

Alice Elliot was appointed as Director of the Company on October 15, 2014. Ms. Elliot is the founder and chief executive of The Elliot Group, a global retained executive search firm specializing in the hospitality, foodservice, retail and service sectors. For more than 20 years, Ms. Elliot has hosted the exclusive invitation only ‘Elliot Leadership Conference.’ She was a co-founder of ‘The Elliot Leadership Institute,’ a nonprofit organization dedicated to leadership development and advancement in the foodservice industry, and is known for her philanthropic and educational endeavors and contributions. Throughout her career, Ms. Elliot has received various industry honors, including the Trailblazer Award from the Women’s Foodservice Forum and induction into the National Restaurant Association Educational Foundation’s College of Diplomates. She was also recently named to the Nation’s Restaurant News list of the 50 Most Powerful People in Foodservice.

Qualifications: Well recognized for the placement of senior-level executives at public and privately held restaurant organizations nationwide, Ms. Elliot is sought out for their intellectual and strategic thought leadership.

Employment Agreements

On April 27, 2015, Smoothie, Inc. entered into an executive employment agreement with Riccardo Delle Coste, its Chief Executive Officer and director. Mr. Delle Coste is also the Chief Executive Officer and Chairman of the Company. Pursuant to the employment agreement, he will receive a base salary of $350,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Delle Coste will receive up to an additional 500,000 performance options, on an annual basis. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

On April 27, 2015, Smoothie, Inc. entered into an executive employment agreement with Joseph M. Cugine to serve as President of Smoothie, Inc. Pursuant to the employment agreement, Mr. Cugine will receive a base salary of $300,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Cugine will receive 8-year options to purchase up to 600,000 shares of Barfresh, one-half vesting on each of the second and third anniversaries of the date of Mr. Cugine’s employment agreement. In addition, he will receive up to an additional 500,000 performance options, on an annual basis. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan

The Company entered into an executive employment agreement with Joseph S. Tesoriero on May 18, 2015, pursuant to which he agreed to serve as Chief Financial Officer. Pursuant to the employment agreement, Mr. Tesoriero will receive a base salary of $250,000 and performance bonuses of 75% of his base salary, based upon performance targets determined by the Board of Directors. In addition, Mr. Tesoriero was granted 350,000 shares of common stock of Barfresh and 8-year options to purchase up to 500,000 shares of common stock of Barfresh. One-half of each of the share and option grants vests on each of the second and third anniversaries of the date of commencement of Mr. Tesoriero’s employment. Mr. Tesoriero will also receive 8-year performance options to purchase up to an additional 350,000 shares on an annual basis. All shares and options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until the earlier of resignation or removal.

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that only one of our directors is independent, which constitutes less than a majority.

Board Committees

We currently have an audit, and a compensation committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. None of the members of the audit committee are independent, as defined above. In the future we will have an independent member of the committee. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Family Relationships

There are no family relationships among any of our officers or directors.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to the Company, have any material interest adverse to the Company or have, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against him/her or any business of which he/she was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities, futures, commodities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject to, or party to, any judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

Our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the fiscal year ended March 31, 2015 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, with the exception of the following: Joseph M. Cugine and Alice Elliot each filed a late Form 3 and Form 4 filings.

Item 11. Executive Compensation.

The following table summarizes all compensation for fiscal years 2015 and 2014 received by our principal executive officer and principal financial officer, who were the only executive officers of the Company in fiscal year 2014, our “Named Executive Officers”:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Riccardo Delle Coste, Chief Executive Officer	2015	266,666		204,000	89,790				560,456
	2014	117,517							117,517

Arnold Tinter, Chief Financial Officer	2015	96,000			44,895				140,895
	2014	72,000		160,000					232,000

Outstanding Equity Awards at Fiscal Year-End Table

At March 31, 2015, the Company had no outstanding equity awards to its Named Executive Officers.

Employment Agreements

On April 27, 2015, The Company entered into an executive employment agreement with Riccardo Delle Coste, its Chief Executive Officer and director. Mr. Delle Coste is also the Chief Executive Officer and Chairman of the Company. Pursuant to the employment agreement, he will receive a base salary of $350,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Delle Coste will receive up to an additional 500,000 performance options, on an annual basis. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

On April 27, 2015, Smoothie entered into an executive employment agreement with Joseph M. Cugine to serve as President of Smoothie, Inc. Pursuant to the employment agreement, Mr. Cugine will receive a base salary of $300,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Cugine will receive 8-year options to purchase up to 600,000 shares of Barfresh, one-half vesting on each of the second and third anniversaries of the date of Mr. Cugine’s employment agreement. In addition, he will receive up to an additional 500,000 performance options, on an annual basis. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

The Company entered into an executive employment agreement with Joseph S. Tesoriero on May 18, 2015, pursuant to which he agreed to serve as Chief Financial Officer. Pursuant to the employment agreement, Mr. Tesoriero will receive a base salary of $250,000 and performance bonuses of 75% of his base salary, based upon performance targets determined by the Board of Directors. In addition, Mr. Tesoriero was granted 350,000 shares of common stock of Barfresh and 8-year options to purchase up to 500,000 shares of common stock of Barfresh. One-half of each of the share and option grants vests on each of the second and third anniversaries of the date of commencement of Mr. Tesoriero’s employment. Mr. Tesoriero will also receive 8-year performance options to purchase up to an additional 350,000 shares on an annual basis. All shares and options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

Compensation of Directors

The following table summarizes the compensation paid to our directors for the fiscal year ended March 31, 2015:

	Fees
	Earned or			Non-Equity
	Paid in	Stock	Option	Incentive Plan	All Other
Name	Cash	Awards	Awards	Compensation	Compensation	Total
Riccardo Delle Coste	$-	-	-	-	-	$-
Arnold Tinter	$-	-	-	-	-	$-
Steven Lang	$15,000	-	44,895	-	-	$69,895
Alice Elliot	$-	-	57,209	-	-	$57,209
Joseph M. Cugine	$-	50,000	-	-	-	$50,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of June 22, 2015 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 22, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of June 22, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is in care of Barfresh Food Group Inc., 8530 Wilshire Blvd., Suite 450, Beverly Hills, CA 90211.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class o/s

Riccardo Delle Coste (2) (3) (4) (5)(6)	20,049,310	25.37%

R.D. Capital Holdings Pty Ltd.	18,966,664	23.94%

Steven Lang (7) (8) (9)(10)	20,249,310	25.35%

Sidra Pty Limited	19,249,310	24.21%

Arnold Tinter (11)(12)	800,000	1.20%

Joseph M. Cugine (13)(140(15)	1,714,100	2.16%

Alice Elliot (16) (17) (18)	490,000	0.62%

All directors and officers as a group (5 persons)	43,302,720	53.69%

Lazarus Investment Partners LLLP 3200 Cherry Creek South Drive Suite 670 Denver, CO 80209 (19)	18,093,295	20.27%
Wolverine Flagship Fund Trading Limited 175 West Jackson Blvd., Suite 340 Chicago, IL 60604 (20)	6,000,000	7.39%
Bruce Grossman c/o Dillon Hill Capital LLC 200 Business Park Drive, Suite 306 Armonk, NY 10504 (21)	4,500,000	5.57%

(1)	The address of all officers and directors listed is c/o Barfresh Food Group Inc., 8530 Wilshire Blvd,, Suite 450, Beverly Hills, CA 90211.

(2)	Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company.

(3)	Includes 18,966,664 shares owned by R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

(4)	Includes 200,000 shares underlying convertible debt and 200,000 shares underlying warrants related to the convertible debt owned by the Delle Coste Family Trust. Mr. Delle Coste may be deemed to indirectly beneficially own these shares but disclaims beneficial ownership of these shares pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1 934, as amended.

(5)	Includes 300,000 shares underlying options granted.

(6)	Includes 282,646 shares underlying warrants issued in connection with a promissory note the holder of which is the Delle Coste Family Trust. Mr. Delle Coste may be deemed to indirectly beneficially own these shares but disclaims beneficial ownership of these shares pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended.

(7)	Mr. Lang is a Director of the Company.

(8)	Includes 18,966,664 shares owned by Sidra Pty Limited of which Steven Lang is deemed to be a beneficial owner.

(9)	Includes 950,000 shares underlying options granted.

(10)	Includes 282,6469 shares underlying warrants issued in connection with a promissory note the holder of which is Sidra PTY Limited.

(11)	Mr. Tinter is the Chief Financial Officer, Secretary and a Director of the Company.

(12)	Includes 150,000 shares underlying options granted

(13)	Mr. Cugine is a Director of the Company.

(14)	Includes 500,000 shares owned by Restaurant Consulting Group LLC of which Joe Cugine is deemed to be a beneficial owner.

(15)	Includes 50,000 shares underlying warrants issued in connection with purchase of common stock.

(16)	Ms. Elliot is a Director of the Company.

(17)	Includes 160,000 shares owned by Elliot-Herbst LP of which Alice Elliot is deemed to be a beneficial owner.

(18)	Includes 30,000 shares underlying warrants issued in connection with purchase of common stock.

(19)	Includes 10,033,333 shares underlying warrants issued in connection with purchase of common stock. Lazarus Management Company LLC, a Colorado limited liability company (“Lazarus Management”), is the investment adviser and general partner of Lazarus Investment Partners LLLP (“Lazarus Partners”), and consequently may be deemed to have voting control and investment discretion over securities owned by Lazarus Partners. Justin B. Borus is the managing member of Lazarus Management. As a result, Mr. Borus may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Lazarus Management. The foregoing should not be construed in and of itself as an admission by Lazarus Management or Mr. Borus as to beneficial ownership of the shares owned by Lazarus Partners. Each of Lazarus Management and Mr. Borus disclaims beneficial ownership of the securities, except to the extent of its or his pecuniary interests therein.

(20)	Includes 2,000,000 shares underlying warrants issued in connection with purchase of common stock. Wolverine Asset Management, LLC (“WAM”) is the investment manager of Wolverine Flagship Fund Trading Limited and has voting and dispositive power over these securities. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc., the general partner of Wolverine Holdings.

(21)	Dillon Hill Capital, LLC, of which the Mr. Grossman is the sole member, directly owns 2,000,000 shares are common stock and warrants to purchase an additional 1,000,000 shares of common stock. Dillon Hill Investment Company, LLC, the sole member of which is a trust of which Mr. Grossman’s spouse is a co-trustee, directly owns 1,000,000 shares of common stock and warrants to purchase an additional 500,000 shares of common stock. By virtue of the relationships described above, the Mr. Grossman n may be deemed to have sole voting and dispositive power over the shares and warrants held by Dillon Hill Capital LLC and shared voting and dispositive power over the shares and warrants held by Dillon Hill Investment Company, LLC.

Changes in control.

None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of fiscal 2015, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Our principal executive offices were located at 90 Madison Street, Suite 701, Denver, Colorado 80206 through March 2015. The executive office was co-located with the office of Corporate Finance Group, a company that is owned by Arnold Tinter, a director and former Chief Financial Officer. We used this property free of charge. We no longer occupy those premises.

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

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that only one of our directors is independent, which constitutes less than a majority.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended March 31, 2015 and 2014 were as follows.

	Fiscal 2015	Fiscal 2014
Audit fees	$34,588	$37,264
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$34,588	$37,264

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

Audit Fees. The aggregate fees billed for the years ended March 31, 2015 and 2014 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. The aggregate fees billed for the years ended March 31, 2015 and 2014 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. Eide Bailly LLP did not provide us with professional services related to tax compliance, tax advice and tax planning for the years ended March 31, 2015 and 2014.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the years ended March 31, 2015 and 2014.

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, an audit committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the audit committee’s responsibility for administration of the engagement of the independent registered public accounting firm. The Company has established an Audit Committee subsequent to the start of the audit. Accordingly, none of audit services and non-audit services described in this Item 14 were pre-approved by an Audit Committee.

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

BARFRESH FOOD GROUP INC.

Date: July 7, 2015	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2015	By:	/s/ Arnold Tinter
Arnold Tinter
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	President, Chief Executive Officer and Director	July 7, 2015
Riccardo Delle Coste	(Principal Executive Officer)

/s/ Arnold Tinter	Chief Financial Officer, Secretary and Director	July 7, 2015
Arnold Tinter	(Principal Financial Officer)

/s/ Steven Lang	Director	July 7, 2015
Steven Lang
/s/ Joseph M. Cugine	Director	July 7, 2015
Joseph M. Cugine

/s/ Alice Elliot	Director	July 7, 2015
Alice Alliot

Barfresh Food Group Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Barfresh Food Group Inc.

We have audited the accompanying consolidated balance sheets of Barfresh Food Group Inc. (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2015. Barfresh Food Group Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barfresh Food Group Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
July 6, 2015

Barfresh Food Group Inc.

Consolidated Balance Sheets

March 31, 2015 and 2014

	2015	2014

Assets
Current assets:
Cash	$5,364,657	$2,632,612
Accounts Receivable	46,096	68,640
Inventory	165,847	76,913
Prepaid expenses and other current assets	6,386	12,007
Total current assets	5,582,986	2,790,172
Property, plant and equipment, net of depreciation	545,454	362,078
Intangible asset, net of amortization	651,433	700,654
Deposits	16,451	14,461
Total Assets	$6,796,324	$3,867,365

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$133,254	$175,851
Accrued expenses	424,262	242,820
Deferred rent liability	1,484	1,866
Short-term notes payable - related party, net of discount	157,393	492,015
Short-term notes payable, net of discount	539,631	52,731
Convertible note, net of discount	325,114	-
Current portion of long term debt	7,551	-
Total current liabilities	1,588,689	965,283
Long term debt	28,916	-
Convertible note, net of discount	-	193,059
Total liabilities	1,617,605	1,158,342

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; and 77,720,828 and 65,247,660, shares issued and outstanding at March 31, 2015 and 2014, respectively	78	65
Additional paid in capital	14,034,623	7,739,117
Accumulated deficit	(8,808,640)	(5,030,159)
Unearned services	(47,342)	-
Total stockholders’ equity	5,178,719	2,709,023
Total Liabilities and Stockholders’ Equity	$6,796,324	$3,867,365

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the Years Ended March 31, 2015 and 2014

	2015	2014
Revenue	$211,467	$110,085
Cost of revenue	126,804	48,534
Gross profit	84,663	61,551

Operating expenses:
General and administrative	3,211,908	2,267,270
Depreciation Amortization	134,221	84,843
Total operating expenses	3,346,129	2,352,113

Operating loss	(3,261,466)	(2,290,562)

Other expenses
Interest	517,015	292,888

Net (loss)	$(3,778,481)	$(2,583,450)

Per share information - basic and fully diluted:
Weighted average shares outstanding	66,651,993	57,276,274
Net (loss) per share	$(0.06)	$(0.05)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group, Inc.

Statement of Stockholders’ Equity

For the Years Ended March 31, 2015 and 2014

			Additional
	Common Stock		paid in	Accumulated	Unearned
	Shares	Amount	capital	Deficit	services	Total

Balance April 1, 2013	50,366,660	$50	$2,355,328	$(2,446,709)	$-	$(91,331)
Issuance of common stock and warrants for cash, net of expenses of $295,320	14,226,000	14	4,511,166	-	-	4,511,180
Effect of beneficial conversion and issuance of warrants in relation to convertible debt	-	-	268,778	-	-	268,778
Effect of issuance of warrants in relation to debt	-	-	298,232	-	-	298,232
Issuance of stock for services to non-employees	55,000	-	28,730	-	-	28,730
Issuance of stock for services to employee	600,000	1	239,999	-	-	240,000
Stock based compensation	-	-	155,119	-	-	155,119
Adjustment to stock based comp	-	-	(118,235)	-	-	(118,235)
Net loss for the year ended March 31, 2014	-	-	-	(2,583,450)	-	(2,583,450)
Balance March 31, 2014	65,247,660	65	7,739,117	(5,030,159)	-	2,709,023
Issuance of common stock and warrants for cash, net of expenses of $238,212	11,044,000	11	5,283,777	-	-	5,283,788
Effect of issuance of warrants in relation to debt (debt discount)	-	-	164,638	-	-	164,638
Issuance of stock for services to non-employees	155,000	-	113,845	-	-	113,845
Issuance of stock for services to employee and directors	964,100	1	496,457	-	(41,665)	454,793
Stock based compensation	-	-	236,790	-	(57,209)	179,581
Amortization of unearned services	-	-	-	-	51,532	51,532
Conversion of warrants	310,068	1	(1)	-	-	-
Net loss for the year ended March 31, 2015	-	-	-	(3,778,481)	-	(3,778,481)
	77,720,828	$78	$14,034,623	$(8,808,640)	$(47,342)	$5,178,719

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2015 and 2014

	2015	2014
Cash flow from operating activities:
Net loss for the period	$(3,778,481)	$(2,583,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72,842	53,951
Equity based compensation	748,219	305,614
Amortization of intellectual property	61,379	30,892
Amortization of debt discount	448,971	228,164
Amortization of unearned services	51,532	-
Reserve for bad debt	(65,000)	-
Purchase of assets for long term debt	37,751	-
Changes in operating assets and liabilities
Accounts receivable	87,544	(61,227)
Receivable from related party	-	13,540
Inventory	(88,934)	(64,201)
Prepaid expenses	5,621	214,594
Deposits	(1,990)	(3,730)
Accounts payable	(42,597)	(71,831)
Accrued expenses	181,442	55,724
Deferred rent	(382)	(3,200)
Net cash used in operations	(2,282,083)	(1,885,160)

Cash flow from investing activities:
Purchase of fixed assets	(271,927)	(104,532)
Disposition of fixed assets	15,709
Purchase of patents	(12,158)	(699,561)
Net Cash used in investing activities	(268,376)	(804,093)

Cash flow from financing activities:
Issuance of common stock and warrants for cash	5,283,788	4,511,180
Issuance of short term notes	-	775,000
Repayment of long term debt	(1,284)	-
Repayment of convertible debt	-	(40,000)
Issuance of convertible debt	-	20,000
Advance from related party	-	485,132
Repayment to related party	-	(515,404)
Net cash provided by financing activities	5,282,504	5,235,908

Net increase (decrease) in cash	2,732,045	(2,546,655)
Cash at beginning of period	2,632,612	85,957
Cash at end of period	$5,364,657	$2,632,612

Supplemental disclosure of cash flow information:
Cash paid for interest	$81,185	$63,875
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services/stock based compensation	$847,092	$268,730
Fair value of warrants issued with convertible notes	$164,638	$142,873
Value of beneficial conversion of convertible notes	$-	$125,905
Fair value of warrants issued with notes payable	$-	$298,232

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at March 31, 2015. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of March 31, 2015 there is an allowance for doubtful accounts $65,000.

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

Vehicles 5 years

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collection is reasonably assured.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $51,465 and $47,035, in research and development expenses for the years ended March 31, 2015 and 2014, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $1,484 and $1,866 at March 31, 2015 and 2014 respectively and will be charged to rent expense over the life of the lease.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At March 31, 2015 and 2014 any equivalents would have been anti-dilutive as we had losses for the years then ended.

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

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

Note 2. Property Plant and Equipment

Major classes of property and equipment at March 31, 2015 and 2014 consist of the following:

	2015	2014
Furniture and fixtures	$10,794	$13,331
Equipment	632,596	372,617
Leasehold Improvements	3,300	3,300
Vehicles	58,752	-
	705,442	389,248
Less: accumulated depreciation	(159,988)	(87,146)
	545,454	302,102
Equipment not in service	-	59,976
Property and equipment, net of depreciation	$545,454	$362,078

We recorded depreciation expense related to these assets of $72,103 and $53,951 for the years ended March 31, 2015 and 2014, respectively.

Note 3. Intangible Assets

As of March 31, 2015 and 2014, intangible assets primarily consists of patent costs of $748,806 and $736,648, less accumulated amortization of $97,373 and $35,994, respectively.

During the year ended March 31, 2014, we acquired at a cost of $672,157, all of the international patent rights for a pre-portioned, ready to blend packet for beverages, particularly, smoothies, shakes and frappes.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $61,378 and $30,892 for the years ended March 31, 2015 and 2014, respectively.

Estimated future amortization expense related to intangible property as of March 31, 2015 is as follows:

Years ending March 31,	Total Amortization
2015	$60,513
2017	60,513
2018	60,513
2019	60,513
2020	60,513
Later years	348,868
$651,433

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

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

During the years ended March 31, 2014 we received cash advances in the amounts of $12,975 from a relative of an officer of the Company. The advances bear no interest and were repaid.

Note 5. Short-Term Notes Payable (Related and Unrelated)

In December 2013, we closed an offering of $775,000 in short-term notes payable (“Short-Term Notes”), $500,000 of which was purchased by a significant shareholder, $100,000 was purchased by the family trust of an officer, director and significant shareholder and $100,000 was purchased by a company controlled by a director and significant shareholder. During 2014 the $100,000 that was purchased by the family trust of an officer, director and significant shareholder is no longer considered to be owned by the officer as he is no longer, nor is any other related party, the trustee and does not exercise control over the trust and is not classified as a related party debt. The Short-Term Notes bear interest at a rate of 2% per annum and were due and payable on December 20, 2014. We also issued 1,291,667 warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.45 per share, may be exercised on a cashless basis and are exercisable for a period of five years.

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

We exercised our right to extend the due date of the Short-Term Notes to June 20, 2015. The extended Short-Term Notes bear at the rate of 3% per annum and required us to issue additional warrants (“Extension Warrants”). We issued 898,842 warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.485 per share, may be exercised on a cashless basis and are exercisable for a period of three years.

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

The fair value of the warrant, $0.23 per share, was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	76.88%
Risk Free interest rate	1.10%
Dividend yield (on common stock)	-%

The balance at March 31, 2015 was comprised of:

Convertible notes payable, related and unrelated parties	$775,000
Unamortized Debt discount	(77,976)
$697,024

Interest expenses includes direct interest of $17,644 and amortization of debt discount of $316,917 for the year ended March 31, 2015 for this note.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

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

The relative value of the warrants to the notes was $142,873, which was the amount recorded as a portion of the debt discount. We also recorded a beneficial conversion feature on the convertible notes of $125,905. The amounts recorded as debt discount are being amortized over the life of the notes, two years, and charged to interest expense. We estimated the effective interest rate as calculated to be approximately 74% but will be paying cash at a rate of 12% per annum.

The balance at March 31, 2015 was comprised of:

Convertible notes payable, related and unrelated parties	$420,000
Unamortized Debt discount	(94,886)
$325,114

Interest expenses includes direct interest of $50,400 and amortization of debt discount of $132,054 for the year ended March 31, 2015 for this note.

Note 7. Long term Debt

Long term debt at March 31, 2015 consists of installment payments on two vehicles maturing in November 2019 and April 2020. The installment agreements bears no interest. Monthly payments are $629 per month.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

Note 8. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which expires October 31, 2014. We renewed the lease and it will now expire on November 7, 2016.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2015 is as follows:

Fiscal Years ending March 31,
2016	$91,881
2017	54,529
$145,410

Note 9. Stockholders’ Equity

During the year ended March 31, 2014, we completed an offering of common stock units at a price of $0.25 per unit. Each unit consists of one share of common stock and a three year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units”). We sold 1,600,000 units representing 1,600,000 shares and warrants to purchase 800,000 shares for total consideration of $400,000.

The fair value of the warrants, $123,496, was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the warrants has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	3
Volatility (based on a comparable company)	100%
Risk Free interest rate	0.36%
Dividend yield (on common stock)	-

During July and August of 2013 we completed an offering of common stock units at a price of $0.25 per unit. Each unit consisted of one share of common stock, a three-year warrant to purchase one share of our common stock at an exercise price of $0.25 per share (which may be exercised on a cashless basis), and a five-year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share (“Unit” or “Units) for total consideration of $1,906,500 less $267,645 in cost for a net amount received of $1,638,855.

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

During March 2014 we completed an offering of common stock units at a price of $.50 per unit. Each unit consists of one share of common stock, a three-year warrant to purchase one share of our common stock at an exercise price of $0.60 per share (which may be exercised on a cashless basis), and a five-year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.50 per share for total consideration of $2,500,000 less $27,675 in cost for a net amount received of $2,472,325. Included in the cost of the offering is value of Units issued to legal counsel for services in connection with the offering.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

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

Expected life (in years)	3
Volatility (based on a comparable company)	83%
Risk Free interest rate	0.91%
Dividend yield (on common stock)	-

During the year ended March 31, 2014, we terminated a contract with a non-employee. All previously unvested stock option expense attributed to the non-employee, in the amount of $14,747 was reversed and credited to general and administrative expenses.

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

During the year ended March 31, 2014 we issued 600,000 shares of common stock to officers and directors of the Company for services rendered. In accordance with ASC 718 compensation expense in the amount of $240,000 was recognized in the statement of operations for the year ended March 31, 2014. The fair value of the stock was based on the trading value of the shares on the date of grant.

During the year ended March 31, 2014, we issued 55,000 shares of our common stock to non-employees for consulting services. Pursuant to the guidance in ASC 505, the value of the shares was charged to expense in the amount of $28,730. The fair value of the stock was based on the trading value of the shares on the date of grant.

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

During the year ended March 31, 2015 we completed two offerings of common stock units at a price of $0.50 per unit. Each unit consists of one share of common stock and a five year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.60 per share (“Unit” or “Units”). We sold a total of 11,044,000 units representing 11,044,000 shares and warrants to purchase 5,522,000 shares for total consideration of $5,522,000.

The fair value of the warrants, $1,842,613 was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the warrants has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	5
Volatility (based on a comparable company)	100%
Risk Free interest rate	0.36%
Dividend yield (on common stock)	-

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

During the year ended March 31, 2015 we issued 900,000 shares of common stock to an officer and two employees of the Company for services rendered. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $446,460 was recognized in the statement of operations.

Also during the year ended March 31, 2015, we issued 155,000 shares of our restricted common stock to legal counsel and a consultant to the Company. In accordance with ASC Topic 505, Equity-Based Payments to Non-Employees (“ASC 505”), expense in the amount of $113,845 was recognized in the statement of operations.

Additionally, during the year ended March 31, 2015 we issued 64,100 shares of our Common Stock to a Director. The fair value of the stock was based on the trading value of the shares on the date of grant. The shares vest over a one year period and are being amortized over that period. The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

We also issued options to purchase 600,000 shares of our common stock at an exercise price of $0.45 per share to two officers and directors and a director of the Company. The options vested immediately and are exercisable for a period of 5 years from the date of issuance, January 21, 2014. The fair value of the options, $179,581, which was charged to expenses, was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected life (in years)	5
Volatility (based on a comparable company)	91%
Risk Free interest rate	1.35%
Dividend yield (on common stock)	-

During the year ended March 31, 2015 we issued 150,000 options to a director of the Company. The exercise price of the options is $0.54 per share, which was the fair market value of the option on the date of grant and is exercisable for a period of 5 years. The options vest on the first anniversary of the issuance, October 14, 2015. The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

The fair value of the option, $0.3814 per share, ($57,209 in the aggregate) was calculated using the Black-Sholes option pricing model using the following assumptions and is being written off over a 1 year period:

Expected life (in years)	5
Volatility (based on a comparable company)	91.8%
Risk Free interest rate	1.45%
Dividend yield (on common stock)	-

The following is a summary of outstanding stock options issued to employees and directors as of Mach 31, 2015:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding April 1, 2013	625,000	1.00		-
Issued	800,000	0.50		-
Cancelled	625,000	1.00	-	-
Outstanding March 31, 2014	800,000	0.50	-	-
Issued	750,000	0.45 - 0.54	4.25	-
Cancelled	-	-	-	-
Outstanding March 31, 2015	1,550,000	0.45 - 0.54	4.25	-

Exercisable	1,400,000	0.45 – 0.50	3.02	-

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of March 31, 2015:

	Number of warrants	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	22,664,312	0.25 - 1.50	2.63	$1,907,650
Warrants issued in connection with private placement of convertible notes	1,680,000	0.25	1.45	$-
Warrants issued in connection with short-term notes payable	2,190,509	.45	3.23	$64,583

Note 11. Interest Expense

Interest expense includes direct interest of $68,044 and $63,276 for the years ended March 31, 2015 and 2014, respectively, calculated based on the interest rate stated in our debt instruments.

In addition as more fully described in Note 6 above, interest expense includes non-cash amortization of the debt discount of $448,970 and $228,165 for the years ended March 31, 2015 and 2014, respectively.

Interest expense also included various finance charges of $1,447 for the year ended March 31, 2014.

Note 12. Income Taxes

Income tax provision (benefit) for the years ended March 31, 2015 and 2014 is summarized below:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(1,015,700)	(790,200)
State	(98,600)	(76,700)
Total deferred	(1,114,300)	(866,900)
Increase in valuation allowance	1,114,300	866,900

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2015	2014
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Effect of net operating loss	(37.3%)	(37.3%)
	-%	-%

Components of the net deferred income tax assets at March 31, 2015 and 2014 were as follows:

	2015	2014
Net operating loss carryover	$2,820,800	$1,706,500
Valuation allowance	(2,820,800)	(1,706,500)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $2,820,800 and $1,706,500 allowance at March 31, 2015 and 2014, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,114,300.

As of March 31, 2015, we have a net operating loss carry forward of approximately $7,562,400. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2030	$1,000
2031	$63,800
2032	$345,900
2033	$1,840,300
2034	$2,324,100
2035	$2,987,300

As of March 31, 2015 we did not have any significant unrecognized uncertain tax positions.

Note 13. Business Segments

During the years ended March 31, 2015 and 2014 we operate in only one segment and sold to two geographic location as follows:

	2015	2014
Australia	$6,968	$65,760
United States	204,499	44,325
	$211,467	$110,085

All of our assets are located in the United States.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

The following is a breakdown of customers representing more than 10% of sales for the year ended March 31, 2015

	Revenue from customer	Percentage of total revenue
Customer A	$58,911	28.0%
Customer B	52,195	24.8%
Customer C	24,234	11.5%
	$135,340	64.3%

The following is a breakdown of customers representing more than 10% of sales for the year ended March 31, 2014:

	Revenue from customer	Percentage of total revenue
Customer C	$67,760	59.7%
Customer D	20,160	18.3%
Customer E	12,960	11.8%
	$100,880	89.8%

Note 14. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except as for the following:

Subsequent to March 31, 2015, we renegotiated the short term notes that were due June 2015. We repaid one note in full ($25,000), 50% of three notes were paid ($350,000) and one note was converted to 71,429 shares of our common stock. The balance of the notes due, $350,000, are payable on September 20, 2015 and bear interest at 10% per annum.

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated January 10, 2012 by and among Moving Box Inc., Andreas Wilcken, Jr., Barfresh Inc. and the shareholders of Barfresh Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed January 17, 2012)

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed January 17, 2012)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.5	Form of Series PA Warrant (incorporated by reference to Exhibit 4.5 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.6	Form of Series CN Warrant (incorporated by reference to Exhibit 4.6 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.7	Form of Series N Warrant**

4.8	Form of Series E Warrant**

4.9	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed February 16, 2015)

4.10	Form of Note dated December 20, 2013 by Barfresh Food Group Inc. in favor of certain investors (incorporated by reference to Exhibit 4.1 to Form 10Q for the period ending December 31, 2013, as filed February 13, 2014)

10.1	Form of Registration Rights Agreement dated December 20, 2013 (incorporated by reference to Exhibit 4.2 to Form 10Q for the period ending December 31, 2013, as filed February 13, 2014)

10.2	Intellectual Property Sale Deed by and between National Australia Bank Limited and Barfresh Inc. dated October 15, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q as filed November 20, 2013)

10.3	Agreement of Sale, dated January 10, 2012, by and among Moving Box Inc. and Andreas Wilcken, Jr. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K as filed January 17, 2012)

10.4	Form of Subscription Agreement dated January 10, 2012 by and between Moving Box, Inc. and certain investors. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K as filed January 17, 2012)

10.5	Form of Lock Up Agreement dated January 10, 2012 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K as filed January 17, 2012)

10.6	Amendment No. 2, dated January 10, 2012 to Agreement dated March 21, 2010, by and among Moving Box Inc., Moving Box Entertainment LLC, Garrett LLC, Ian McKinnon, Brad Miller, Andreas Wilckin, Jr. and Uptone Pictures, Inc. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, as filed January 17, 2012)

32

10.7	Investor Release dated January 10, 2012, by and among Moving Box Inc., Andreas Wilcken, Jr., Garrett LLC, Ian McKinnon and Brad Miller (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K as filed January 17, 2012)

10.8	Form of Registration Rights Agreement dated March 13, 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed February 16, 2015)

10.9	Barfresh Food Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed June 30, 2014)+

10.10	Barfresh Food Group, Inc. 2015 Equity Incentive Plan*+

10.11	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015*+

10.12	Executive Employment Agreement by and between Smoothie, Inc. and Joseph M. Cugine dated April 27, 2015*+

10.13	Executive Employment Agreement by and between Barfresh Food Group, Inc. and Joseph S. Tesoriero dated May 18, 2015*+

21.1	Subsidiaries*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

+	Compensatory plan

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

33