Form 10-Q
period 2015-06-30
BARFRESH FOOD GROUP INC.
filed 2015-08-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

[  ] Yes [X] No

As of August 13, 2015, there were 78,229,533 outstanding shares of common stock of the registrant.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.
Condensed Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,487,107	$5,364,657
Accounts Receivable	69,357	46,096
Inventory	272,083	165,847
Prepaid expenses and other current assets	65,564	6,386
Total current assets	3,894,111	5,582,986
Property, plant and equipment, net of depreciation	617,813	545,454
Intangible asset, net of amortization	636,060	651,433
Deposits	16,451	16,451
Total Assets	$5,164,435	$6,796,324

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$212,829	$133,254
Accrued expenses	481,874	424,262
Deferred rent liability	1,484	1,484
Short-term notes payable - related party, net of discount	296,996	157,393
Short-term notes payable, net of discount	49,517	539,631
Convertible note, net of discount	376,855	325,114
Current portion of long term debt	14,151	7,551
Total current liabilities	1,433,706	1,588,689
Long Term Debt	52,789	28,916
Total liabilities	1,486,495	1,617,605

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 78,229,533 and 77,720,828 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	78	78
Additional paid in capital	14,236,536	14,034,623
Accumulated deficit	(10,538,119)	(8,808,640)
Unearned services	(20,555)	(47,342)
Total stockholders’ equity	3,677,940	5,178,719
Total Liabilities and Stockholders’ Equity	$5,164,435	$6,796,324

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.
Condensed Consolidated Statements of Operations
For the three month ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Revenue	$168,099	$61,492
Cost of revenue	90,202	41,359
Gross profit	77,897	20,133

Operating expenses:
General and administrative	1,614,587	677,231
Depreciation Amortization	45,048	28,720
Total operating expenses	1,659,635	705,951

Operating loss	(1,581,738)	(685,818)

Other expenses
Interest	147,741	110,990

Net (loss)	$(1,729,479)	$(796,808)

Per share information - basic and fully diluted:
Weighted average shares outstanding	77,880,413	65,443,194
Net (loss) per share	$(0.02)	$(0.01)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.
Condensed Consolidated Statements of Cash Flows
For the three month ended June 30, 2015 and 2014
(Unaudited)

	2015	2014
Net Cash used in operations	$(1,401,136)	$(480,439)

Cash flow from investing activities:
Purchase of equipment	(107,106)	(119,594)
Sale of equipment	9,220	2,621
Investment in patents	-	(11,277)
Net Cash used in investing activities	(97,886)	(128,250)

Cash flow from financing activities:
Repayment of short term notes payable	(75,000)	-
Repayment of short term notes payable– related party	(300,000)	-
Repayment of long term debt	(3,528)	-
Net cash used by financing activities	(378,528)	-

Net (decrease) in cash	(1,877,550)	(608,689)
Cash at beginning of period	5,364,657	2,632,612
Cash at end of period	$3,487,107	$2,023,923

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,751	$3,182
Cash paid for income taxes	$-	$-

Non-cash financial activities
Common stock issued in repayment of debt	$57,857	$-
Common stock issued for services	$-	$204,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

June 30, 2015 and 2014

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at June 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2015. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2015 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2015.

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of the Company and our wholly owned subsidiaries Barfresh Inc. and Barfresh Corporation, Inc. (formerly known as Smoothie, Inc.). All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

June 30, 2015 and 2014

(Unaudited)

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At June 30, 2015 and 2014 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $8,383 and $5,603 in research and development expenses for the three-month periods ended June 30, 2015 and 2014.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”).

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position. ASU Update 2014-09 Revenue From Contracts With Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers with an effective date after December 15, 2017 will be evaluated as to impact and implemented accordingly. In addition, ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

Note 2. Property Plant and Equipment

Major classes of property and equipment at June 30, 2015 and March 31, 2015 are as follows:

	June 30, 2015	March 31, 2015
Furniture and fixtures	$13,604	$10,794
Equipment	668,671	632,596
Leasehold Improvements	3,300	3,300
Vehicle	117,752	58,752
	803,327	705,442
Less: accumulated depreciation	(185,514)	(159,988)
Property and equipment, net of depreciation	$617,813	$545,454

We recorded depreciation expense related to these assets of $29,675 and $13,642 for the three-month periods ended June 30, 2015 and 2014, respectively.

Note 3. Intangible Assets

As of June 30, 2015 and March 31, 2015, intangible assets consist primarily of patent costs of $745,943 and $748,806, less accumulated amortization of $112,746 and $97,373, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

June 30, 2015 and 2014

(Unaudited)

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $15,373 and $15,078 for the three-month periods ended June 30, 2015and 2014, respectively.

Estimated amortization expense related to the patent as of June 30, 2015 is as follows:

Fiscal Years Ending March 31,
2016 (9 months remaining)	$47,192
2017	61,492
2018	61,492
2019	61,492
2020	61,492
Thereafter	342,900
Total	$636,060

Note 4. Short-Term Notes Payable (Related and Unrelated)

In December 2013, we closed an offering of $775,000 in short-term notes payable (“Short-Term Notes”), $500,000 of which was purchased by a significant shareholder, $100,000 was purchased by the family trust of an officer, director and significant shareholder and $100,000 was purchased by a company controlled by a director and significant shareholder. During December 31, 2014 the $100,000 that was purchased by the family trust of an officer, director and significant shareholder is no longer considered to be owned by the officer as he is no longer, nor is any other related party, the trustee and does not exercise control over the trust and is not classified as a related party debt. The Short-Term Notes bear interest at a rate of 2% per annum and were due and payable on December 20, 2014. We also issued 1,291,667 warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.45 per share, may be exercised on a cashless basis and are exercisable for a period of five years.

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

On June 20, 2015, some of the Short-Term Notes were amended, and some of the Short-Term Notes were redeemed. Short-Term Notes totaling $700,000 were amended to provide for repayment on June 20, 2015 of 50% of the face value, plus accrued interest to that date ($10,500), and extension of the remaining balance until September 20, 2015, and the interest rate on the notes that were extended was adjusted to 10%. The remaining Short-Terms Notes were fully redeemed on June 20, 2015. One such note in the amount of $25,000 was redeemed for cash, and one such note in the amount of $50,000 was redeemed for 71,429 shares of our common stock. As a result of the above described amendments and redemptions of the Short-Terms Notes, all remaining unamortized debt discount was expensed as of June 20, 2015.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

June 30, 2015 and 2014

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

The balance at June 30, 2015 was comprised of:

Convertible notes payable, related and unrelated parties	$420,000
Unamortized Debt discount	(43,145)
$376,855

Accrued expenses include interest of $26,669 at June 30, 2015 for this note.

Note 6. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which will expire on November 7, 2016.

The aggregate minimum requirements under non-cancelable leases as of June 30, 2015 is as follows:

Fiscal Years ending March 31,
2016	$68,625
2017	54,529
$123,154

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

June 30, 2015 and 2014

(Unaudited)

Note 7. Stockholders’ Equity

During the three months ended June 30, 2015, we increased our authorized capitalization to 300,000,000 shares of stock, consisting of 295,000,000 shares of common stock, par value $0.000001 per share, and 5,000,000 shares of blank check preferred stock, par value $0.000001. During the quarter, our Board of Directors also unanimously approved and adopted the Barfresh Food Group, Inc. 2015 Equity Incentive Plan (the “Plan”). The maximum number of shares that may be issued pursuant to awards under the Plan is 15,000,000 shares.

During the three months ended June 30, 2015 we granted the right to 1,000,000 shares of restricted common stock to a director of the Company who during the period became an officer of the Company. The stock vests 50% on each of the second and third anniversary of the issuance. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $41,667 was recognized in the statement of operations. In addition, we granted the right to 350,000 shares of restricted to another officer in connection with an employment agreement entered into during the three month period ended June 30, 2015. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $14,144 was recognized in the statement of operations for the three months ended June 30, 2015.

During the three months ended June 30, 2015, we issued 1,740,000 options to purchase our common stock to officers and employees of the Company. The exercise price of the options ranged from $0.50 to $0.82 per share, and are exercisable for periods of between 5 and 8 years. The options vest under a variety of vesting schedules. Two hundred sixty five thousand (265,000) of the options vest on the first anniversary of issuance, 675,000 of the options vest on the second anniversary of issuance, 675,000 of the options vest on the third anniversary of issuance, and 125,000 of the options vest on the third anniversary of issuance.

The fair value of the options ($1,152,533 in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below, and are being written off the life of each option.

Expected life (in years)	8
Volatility (based on a comparable company)	98.7% to 99%
Risk Free interest rate	1.64% to 2.11%
Dividend yield (on common stock)	-

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2015:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding March 31, 2015	1,600,000	$0.45 - $0.54	3.40	$-
Issued	1,740,000	$0.45 - $0.82	7.83	$210,000
Cancelled	-	-	-	-
Outstanding June 30, 2015	3,340,000	$0.45 - $0.82	5.71	$210,000
Exercisable	1,450,000	$0.45 - $0.51	3.30	$-

Note 8. Outstanding Warrants

The following is a summary of all outstanding warrants as of June 30, 2015:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	22,033,332	$0.25 - 1.50	1.91	$1,590,567
Warrants issued in connection with private placement of convertible notes	1,680,000	$0.25	1.19	$—
Warrants issued in connection with short-term notes payable	2,190,509	$0.45-$0.485	2.98	$64,583

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

June 30, 2015 and 2014

(Unaudited)

During the three month period ended June 30, 2015 holders of 667,560 warrants to purchase shares of our common stock elected to exercise those warrants. Of the warrants exercised 657,560 were cashless and we issued 427,316 shares of our common stock in exchange for the warrants and 10,000 were exercised for cash and we issued 10,000 shares of our common stock.

Note 9. Interest Expense

Interest expense includes direct interest of $18,024 and $16,340 for the three-month periods ended June 30, 2015 and 2014, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition as more fully described in Notes 4 and 5 above, interest expense includes non-cash amortization of the debt discount of $129,717 and $94,560 for the three months ended June 30, 2015 and 2014, respectively.

Note 10. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2015 the estimated effective tax rate for the year will be zero.

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

For the three months ended June 30, 2015 and 2014, we did not have any interest and penalties associated with tax positions. As of June 30, 2015 we did not have any significant unrecognized uncertain tax positions.

Note 11. Business Segments

During the three months ended June 30, 2015 and 2014, we operated in only one business segment.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of June 30, 2015 and for the three month periods ended June 30, 2015 and 2014 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

In addition to the National Accounts, the Company sells to food distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. All Barfresh products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; provided however, the products are supplied to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi-unit chain operators nominated distributor for our products. The Company has already started shipping to 30 of the 74 Sysco distribution centers under this agreement and anticipates a national rollout over the next 12 months.

Finally, the Company intends to monetize the international patents outside of the current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or internal sales personnel. The Company will also consider entering into some form of license or royalty agreements with third parties.

Barfresh currently utilizes contract manufacturers to manufacture all of the products in the United States. Ice cream manufacturers are best suited to produce the products and two production lines are currently operational in our Salt Lake City contract manufacturer location. This manufacturer is currently producing products sold to existing customers as well as producing exclusive products developed for National Accounts. Currently annual production capacity with our existing contract manufacturer is 14 million units per year. The Company is currently in discussion with several additional contract manufacturing companies that would be able to produce an additional 100 million units per year.

Although there currently is not a contract in place with any suppliers for the raw materials needed to manufacture our products, there are a significant number of sources available and the company does not anticipate becoming dependent on any one supplier. As demand for the range of our products grows, we plan to contract a level of raw material requirements to ensure continuity of supply.

As of June 30, 2015, we had 25 employees and 5 consultants. As of August 4, 2015, we have 32 employees and 5 consultants. There are currently 22 employees selling our products.

Most recently, as part of the Company’s expansion due to the acquisition of the international patents, a leading regional Australian food ingredient supply and product developer has been engaged as the wholesaler and distributor for Barfresh products in Australia.

Critical Accounting Policies

The significant accounting policies set forth in Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015, as updated by Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2015, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference

Results of Operations

Results of Operation for Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014 (References to 2015 and 2014 are to the three months ended June 30, 2015 and 2014, respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue increased $106,607 (173%) from $61,492 in 2014 to $168,099 in 2015. The increase is a result of our product being distributed through a national broad line food distributor. We have been selling into an increasing number of the distributor’s locations

Cost of revenue for 2015 was $90,202 as compared to $41,359 in 2014. Our gross profit was $77,897 (46.3%) and $20,133 (32.7%) for 2015 and 2014, respectively. There were no significant change in our selling prices. Revenue in both 2015 and 2014 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We anticipate that our gross profit percentage for the remainder of 2015 will improve over the current percentage.

Operating expenses

Our operations during 2015 and 2014 were directed towards increasing sales and finalizing flavor profiles. We are currently evaluating our needs in regards to further increase overhead as a result of the agreement with Sysco. We anticipate increases to selling costs mostly related to increasing our sales and marketing staff.

Our general and administrative expenses increased $923,856 (136%) from $677,231 in 2014 to $1,614,587 in 2015, as we grew the business, and may not necessarily be indicative of the rate of future increases. The following is a breakdown of our general and administrative expenses for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014	Difference
Personnel costs	$735,154	$242,126	$493,028
Stock based compensation/options	168,342	204,000	(35,658)
Legal and professional fees	77,532	61,011	16,521
Travel	131,656	32,574	99,082
Rent	33,133	23,949	9,184
Marketing and selling	313,267	25,057	288,210
Consulting fees	30,001	10,000	20,001
Other expenses	125,502	78,073	47,429
	$1,614,587	$677,231	$937,797

Personnel cost represents the cost of employees including salaries, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $493,028 (204%) from $242,126 to $735,154. We have increased our sales staff primarily as a result of the agreement with SYSCO. We currently have 32 full time employees, a significant increase from 6 full time employees during the quarter ended June 30, 2014. We anticipate personnel cost to continue to increase in the future as we add more staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. During the three months ended June 30, 2015, we granted 1,740,000 options to purchase shares of our common stock to officers, directors and employees. The exercise prices range from $0.50 to $0.82 and we granted restricted stock rights for 1,350,000. The fair value of the stock was based on the trading value of the shares on the date of grant and are being amortized over the vesting period. The fair value of the stock option was calculated using the Black-Sholes model using the following assumptions: expected life in years, 8; volatility, 98.7% to 99%; risk free rate of return, 1.64% to 2.11%, and no annual dividends and are being amortized over the vesting period. We anticipate making additional grants in the future. Fewer stock option grants were made in 2014, although during that period we issued 400,000 shares of common stock to officers and directors of the Company for services rendered.

Legal and professional fees increased $16,521 (27.1%) from $61,011 in 2014 to $77,532 in 2015. The increase was primarily due to increased accounting costs and more legal services required as a result of increased business activity. We anticipate legal fees related to ongoing Securities and Exchange Commission reporting to remain the same and additional legal fees to be related to the continuing increase in our business activities.

Travel and entertainment expenses increased $99,082 (304%) from $32,574 in 2014 to $131,656 in 2015. The increase is due to increased travel related to selling and marketing activities. We anticipate that travel and entertainment cost will continue to increase as we increase our customer base.

Rent expense is primarily for our location in Beverly Hills, California. Our rent expense is approximately $7,600 per month. The lease on the office commenced in expires in November 2016. Rent expense also includes monthly parking fees as well as an offsite storage facilities. The increase is due to a nominal increase on the office and the addition of additional parking fees as our employee base grows.

Marketing and selling expenses increased $288,210 (1150%) from $25,057 in 2014 to $313,267 in 2015. The increase relates primarily to the increase in overall sales and marketing activities, including a rebranding project. We anticipate a continued increase in these costs as our business continues to grow.

Consulting fees increased $20,001 (200%) from $10,000 in 2014 to $30,001 in 2015. Our consulting fees vary based on needs. We engage consultants in the area of operations and accounting. Future consulting fees will be variable.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. We anticipate increases in these expenses.

We had operating losses of $1,581,738 and $685,818 for 2015 and 2014, respectively.

Interest expense increased $36,751 (33%) from $110,990 in 2014 to $147,741 in 2015. Interest primarily relates to convertible debt that was issued in August 2012 and renewed in September 2013 and short term notes that were issued in December 2013. The stated interest rate on the convertible debt is 12%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximately 53% and approximately 74% on the convertible notes. Interest expense includes direct interest of $18,024 and $16,430 for 2015 and 2014, respectively, calculated based on the interest rates stated in our various debt instruments. In addition, interest expense includes non-cash amortization of the debt discount of $129,717 and $94,560 for 2015 and 2014, respectively

We had net losses of $1,729,479 and $796,808 for 2015 and 2014, respectively.

Liquidity and Capital Resources

During the three months ended June 30, 2015 we used cash for operations of $1,401,136, and also purchased equipment for $107,106, and received $9,220 from the sale of equipment. In addition we used $378,528 to repay debt.

During the three months ended June 30, 2014 we used $480,439 of cash for operations, $11,277 for investment in patents, $119,594 for the purchase of equipment, and received $2,621 from the sale of equipment.

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

We lease office space under a non-cancelable operating lease, which expires November, 2016.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2015 is as follows:

Fiscal Years ending March 31,

2016	$68,625
2017	54,529
$123,154

During the three months ended June 30, 2015, we renegotiated the short term notes that were due June 20, 2015. We repaid one note in full ($25,000) 50% of three notes were paid ($350,000) and one note was converted to 71,429 shares of our common stock. The balance of the notes due, $350,000, are payable on September 20, 2015 and bear interest at 12% per annum. (The amounts repaid are included above.)

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

However, management has identified the following material weaknesses in our internal control over financial reporting:

●	We established an audit committee during the current quarter. We are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards. It is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal control.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of our internal control.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal controls over financial reporting.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

During the quarter, our Board of Directors established both an Audit Committee and a Compensation Committee. There have been no other changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015 we granted 1,740,000 options to purchase shares of our common stock to officers, directors and employees. The exercise prices range from $0.50 to $0.82. In addition we granted restricted stock rights for 1,350,000 for shares of our common stock.

The foregoing issuances of securities were made in reliance on Section 42) of the Securities Act of 1933, as amended (the “Act”) for transactions of an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Accounting Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: August 14, 2015	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: August 14 2015	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer
(Principal Financial Officer)

