Form 10-Q
period 2015-09-30
BARFRESH FOOD GROUP INC.
filed 2015-11-20
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

[  ] Yes [X] No

As of November 10, 2015, there were 79,884,521 outstanding shares of common stock of the registrant.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,511,686	$5,364,657
Accounts Receivable	119,796	46,096
Inventory	310,595	165,847
Prepaid expenses and other current assets	36,190	6,386
Total current assets	1,978,267	5,582,986
Property, plant and equipment, net of depreciation	619,033	545,454
Intangible asset, net of amortization	630,447	651,433
Deposits	16,451	16,451
Total Assets	$3,244,198	$6,796,324

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$162,593	$133,254
Accrued expenses	369,867	424,262
Deferred rent liability	2,040	1,484
Short-term notes payable - related party, net of discount	300,000	157,393
Short-term notes payable, net of discount	50,000	539,631
Convertible note, net of discount	50,000	325,114
Current portion of long term debt	14,039	7,551
Total current liabilities	948,539	1,588,689
Long Term Debt	49,505	28,916
Total liabilities	998,044	1,617,605

Commitments and contingencies (Note 6)	-	-

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 79,884,521 and 77,720,828 shares issued and outstanding at September, 2015 and March 31, 2015, respectively	80	78
Additional paid in capital	14,923,086	14,034,623
Accumulated deficit	(12,675,067)	(8,808,640)
Unearned services	(1,945)	(47,342)
Total stockholders’ equity	2,246,154	5,178,719
Total Liabilities and Stockholders’ Equity	$3,244,198	$6,796,324

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$226,127	$40,233	$394,227	$101,725
Cost of revenue	119,229	19,744	209,431	61,103
Gross profit	106,898	20,489	184,796	40,622

Operating expenses:
General and administrative	2,138,815	778,800	3,745,545	1,456,031
Depreciation Amortization	42,524	29,196	87,572	57,916
Total operating expenses	2,181,339	807,996	3,833,117	1,513,947

Operating loss	(2,074,441)	(787,507)	(3,648,321)	(1,473,325)

Other expenses
Interest	62,507	126,766	210,249	237,756
Loss on debt conversion	-	-	7,858	-
	62,507	126,766	218,107	237,756

Net (loss)	$(2,136,948)	$(914,273)	$(3,866,427)	$(1,711,081)

Per share information - basic and fully diluted:
Weighted average shares outstanding	78,496,262	66,254,136	78,188,337	65,887,401
Net (loss) per share	$(0.03)	$(0.01)	$(0.05)	$(0.03)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six month ended September 30,
	2015	2014
Net Cash used in operations	$(3,366,381)	$(1,134,262)

Cash flow from investing activities:
Investment in trademark	(9,906)	(11,438)
Purchase of equipment	(138,945)	(191,249)
Sale of equipment	7,684	1,977
Net Cash used in investing activities	(141,167)	(200,710)

Cash flow from financing activities:
Exercise of Warrant	2,500	-
Repayment of Short Term Notes	(75,000)	-
Repayment of Short Term Notes -related party	(300,000)	-
Long term borrowing	33,000	-
Repayment of long term debt	(5,923)	-
Net cash used in financing activities	(345,423)	-

Net (decrease) in cash	(3,852,971)	(1,334,972)
Cash at beginning of period	5,364,657	2,632,612
Cash at end of period	$1,511,686	$1,297,64

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,720	$3,182
Cash paid for income taxes	$-	$-

Non-cash financing activities
Common Stock issued for services	$60,500	$476,333
Common stock issued on conversion of note	$50,000	$-
Common stock issued on conversion of convertible note	$389,341	$-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

September 30, 2015 and 2014

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at September 30, 2015 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2015. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2015 and 2014 presented are not necessarily indicative of the results to be expected for the full year. The March 31, 2015 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended March 31, 2015.

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

Inventory

Inventory consists of finished goods and is carried at the lower of cost or market on a first in first out basis.

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

September 30, 2015 and 2014

(Unaudited)

Revenue Recognition

We recognize revenue from products sold when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At September 30, 2015 and 2014 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $17,672 and $33,577 in research and development expenses for the six-month periods ended September 30, 2015 and 2014, respectively, and $9,289 and $27,925 in research and development expenses for the three-month periods ended September 30, 2015 and 2014, respectively.

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

Note 2. Property Plant and Equipment

Major classes of property and equipment at September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Furniture and fixtures	$13,604	$10,794
Equipment	703,047	632,596
Leasehold Improvements	3,300	3,300
Vehicle	116,752	58,752
	836,703	705,442
Less: accumulated depreciation	(217,670)	(159,988)
Property and equipment, net of depreciation	619,033	545,454

We recorded depreciation expense related to these assets of $57,682 and $27,284 for the six-month periods ended September 30, 2015 and 2014, respectively, and $28,007 and $13,642 for the three-month periods ended September 30, 2015 and 2014, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

September 30, 2015 and 2014

(Unaudited)

Note 3. Intangible Assets

As of September 30, 2015 and March 31, 2015, intangible assets consist primarily of patent costs and trademarks of $ 758,712 and $748,806, less accumulated amortization of $128,265 and $97,373, respectively.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $30,892 and $30,633 for the six-month periods ended September 30, 2015and 2014, respectively, and $15,519 and $15,555 for the three-month periods ended September 30, 1015 and 2014, respectively.

Estimated amortization expense related to the patent as of September 30, 2015 is as follows:

Fiscal Years Ending March 31,
2016 (6 months remaining)	$41,579
2017	61,492
2018	61,492
2019	61,492
2020	61,492
Thereafter	342,900
Total	$630,447

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

Of the balance of the notes due that were payable on September 20, 2015, one note for $250,000 was repaid on October 1, 2015, and two notes totaling $100,000 were extended until December 31, 2015, with 10% interest.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

September 30, 2015 and 2014

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

The relative value of the warrants to the notes was $142,873, which was the amount recorded as a portion of the debt discount. We also recorded a beneficial conversion feature on the convertible notes of $125,905. The amounts recorded as debt discount will be amortized over the life of the notes, two years, and charged to interest expense. We estimated the effective interest rate as calculated to be approximately 74% but the face rate was 12% per annum.

As of September 30, 2015 all debt discount has been amortized.

During September 2015 all of the holders of the convertible notes elected to convert the notes, $420,000, and accumulated interest of $21,955 to our common stock. We issued 1,557,367 shares of our common stock and will issue the remaining 210,455 shares in the near future.

Note 6. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which will expire on November 7, 2016.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2015 is as follows:

Fiscal Years ending March 31,
2016	$46,368
2017	54,529
$100,897

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

September 30, 2015 and 2014

(Unaudited)

Note 7. Stockholders’ Equity

During the six months ended September 30, 2015, we increased our authorized capitalization to 300,000,000 shares of stock, consisting of 295,000,000 shares of common stock, par value $0.000001per share, and 5,000,000 shares of blank check preferred stock, par value $0.000001. During the quarter, our Board of Directors also unanimously approved and adopted the Barfresh Food Group, Inc. 2015 Equity Incentive Plan (the “Plan”). The maximum number of shares that may be issued pursuant to awards under the Plan is 15,000,000 shares.

During the six months ended September 30, 2015 we issued 97,581 shares of common stock, valued at $60,500, for services.

During the six months ended September 30, 2015 we granted the right to 1,000,000 shares of restricted common stock to a director of the Company who during the period became an officer of the Company. The stock vests 50% on each of the second and third anniversary of the issuance. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $104,167 and $62,500, respectively for the six and three months ended September 30, 2015, was recognized in the statement of operations. In addition, we granted the right to 350,000 shares of restricted to another officer in connection with an employment agreement entered into during the six months ended September 30, 2015. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $44,040 and $29,896, respectively for the six and three months ended September 30, 2015 was recognized in the statement of operations.

During the six months ended September 30, 2015, we issued 1,790,000 options to purchase our common stock to officers and employees of the Company. In addition, we cancelled 10,000 options to purchase our common stock. The exercise price of the options ranged from $0.50 to $0.82 per share, and are exercisable for periods of between 5 and 8 years. The options vest under a variety of vesting schedules. Seventy thousand (70,000) of the options vest on the first anniversary of issuance, 850,000 of the options vest on the second anniversary of issuance, and 870,000 of the options vest on the third anniversary of issuance.

The fair value of the options ($1,181,393 in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below, and are being written off the life of each option.

Expected life (in years)	4.5 to 8
Volatility (based on a comparable company)	78% to 99%
Risk Free interest rate	1.38% to 2.11%
Dividend yield (on common stock)	-

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2015:

	Number of Options	Exercise price per share	Average remaining term in years	Aggregate intrinsic value at date of grant
Outstanding March 31, 2015	1,600,000	$0.45 - $0.54	3.25	$-
Issued	1,820,000	$0.45 - $0.82	7.59	$210,000
Cancelled	(10,000)	-	-	-
Outstanding September 30, 2015	3,410,000	$0.45 - $0.82	5.51	$210,000
Exercisable	1,450,000	$0.45 - $0.51	3.05	$-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial statements

September 30, 2015 and 2014

(Unaudited)

Note 8. Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2015:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	22,033,332	$0.25 - 1.50	1.65	$1,590,567
Warrants issued in connection with private placement of convertible notes	1,680,000	$0.25	0.94	$-
Warrants issued in connection with short-term notes payable	2,190,509	$0.45-$0.485	2.73	$64,583

During the six month period ended September 30, 2015 holders of 667,560 warrants to purchase shares of our common stock elected to exercise those warrants. Of the warrants exercised 657,560 were cashless and we issued 427,316 shares of our common stock in exchange for the warrants and 10,000 were exercised for cash and we issued 10,000 shares of our common stock.

Note 9. Interest Expense

Interest expense includes direct interest of $37,387 and $33,041 for the six month periods ended September 30, 2015 and 2014, respectively and $19,362 and $16,611 for the three months ended September 30, 2015 and 2014, calculated based on the interest rates stated in our various debt instruments.

In addition as more fully described in Notes 4 and 5 above, interest expense includes non-cash amortization of the debt discount of $172,862 and $204,715 for the six months ended September 30, 2015 and 2014, respectively and $43,145 and $110,155 for the three months ended September 30, 2015 and 2014.

Note 10. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of September 30, 2015 the estimated effective tax rate for the year will be zero.

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

For the six months ended September 30, 2015 and 2014, we did not have any interest and penalties associated with tax positions. As of September 30, 2015 we did not have any significant unrecognized uncertain tax positions.

Note 11. Business Segments

During the three months ended September 30, 2015 and 2014, we operated in only one business segment.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of September, 2015 and for the six month periods ended September 30, 2015 and 2014 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

The Company has conducted sales through two channels: National Accounts, and through an exclusive nationwide distribution agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into during July 2014.

The process of obtaining sales orders for National Accounts generally follows several steps, including product demonstration, product testing, and exclusive flavor development for the larger National Accounts. We are currently in various stages of product development and testing with National Accounts representing over 37,000 restaurant locations. The Company recently moved into full roll out with Shari’s Café and Pies, a family dining chain in the Pacific Northwest operating 100 restaurants which are open 24 hours a day, 365 days a year. Barfresh also recently entered into a sales agreement with the Bowling Proprietor’s Association of America (“BPAA”), an organization that serves the interests of 3,340 bowling centers nationwide. Under the agreement with BPAA, Barfresh will work with the organization to provide Barfresh’s line of smoothies, shakes and frappes to its members.

In addition to the National Accounts, the Company sells to food distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. All Barfresh products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi-unit chain operators nominated distributor for our products. The Company has already started shipping to 35 of the 74 Sysco distribution centers under this agreement and anticipates a national rollout over the next 12 months.

On October 26, 2015, Barfresh signed an agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products will be included as part of PepsiCo’s offerings to its significant customer base, which we expect to fast track our growth and expedite the test to market process.

Finally, the Company intends to monetize the international patents outside of the current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or internal sales personnel. The Company will also consider entering into some form of license or royalty agreements with third parties.

Barfresh currently utilizes contract manufacturers to manufacture all of the products in the United States. Ice cream manufacturers are best suited to produce the products and two production lines are currently operational in our Salt Lake City contract manufacturer location. This manufacturer is currently producing products sold to existing customers as well as producing exclusive products developed for National Accounts. Currently annual production capacity with our existing contract manufacturer is 14 million units per year. The Company is now in advanced discussion with an additional contract manufacturing company that would be able to produce an additional 100 million units per year.

Although there currently is not a contract in place with any suppliers for the raw materials needed to manufacture our products, there are a significant number of sources available and the company does not anticipate becoming dependent on any one supplier. As demand for the range of our products grows, we plan to contract a level of raw material requirements to ensure continuity of supply.

As of September 30, 2015, we had 34 employees and 4 consultants. There are currently 24 employees and 2 consultants selling our products.

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

Results of Operation for Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014 (References to 2015 and 2014 are to the three months ended September 30, 2015 and 2014, respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue increased $185,894 (462%) from $40,233 in 2014 to $226,127 in 2015. The increase is a result of our product being distributed through Sysco, a leading national broad line food distributor. We currently sell into 34 of Sysco’s 74 distribution locations. At this time last year we sold our product into 2 of Sysco’s distribution locations. We expect to have our product in all of Sysco’s 74 distribution locations during calendar year 2016.

Cost of revenue for 2015 was $119,229 as compared to $19,744 in 2014. Our gross profit was $106,898 (47.27%) and $20,489 (50.93%) for 2015 and 2014, respectively. There were no significant change in our selling prices. Revenue in both 2015 and 2014 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We anticipate that our gross profit percentage for the remainder of 2015 will be comparable to the current percentage.

Operating expenses

Our operations during 2015 and 2014 were directed towards increasing sales and finalizing flavor profiles. During the current quarter we increased our overhead as a result of the ongoing implementation of the distribution agreement with Sysco. We anticipate further increases to selling costs, mostly related to increasing our sales and marketing staff, as we continue to implement our distribution agreement with Sysco, and as we begin to implement our new sales agreement with PepsiCo North America Beverages.

Our general and administrative expenses increased $1,360,015 (175%) from $778,800 in 2014 to $2,138,815 in 2015, as our business grew, and may not necessarily be indicative of the rate of future increases. The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014	Difference
Personnel costs	$1,040,843	$239,626	$801,217
Stock based compensation/options	255,321	116,823	138,498
Legal and professional fees	202,072	105,795	96,277
Travel	110,404	55,323	55,081
Rent	34,482	35,211	(729)
Marketing and selling	158,686	43,610	115,076
Consulting fees	172,090	78,495	93,595
Other expenses	164,917	103,917	61,000
	$2,138,815	$778,800	$1,360,015

Personnel cost represents the cost of employees including salaries, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $801,217 (334%) from $239,626 to $1,040,842. We have significantly increased our sales staff primarily as a result of the distribution agreement with Sysco. We currently have 34 full time employees compared to 6 at the end of the prior period. We anticipate personnel cost to increase in the future as we add more staff for both the further implementation of the Sysco distribution agreement and the PepsiCo sales agreement.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. During the three months ended September 30, 2015, we granted 80,000 options to purchase shares of our common stock to employees. The exercise prices range from $0.47 to $0.72. The fair value of the stock was based on the trading value of the shares on the date of grant and are being amortized over the vesting period. The fair value of the stock options was calculated using the Black-Sholes model using the following assumptions: expected life in years, 8; volatility, 98.7% to 99%; risk free rate of return, 1.64% to 2.11%, and no annual dividends and are being amortized over the vesting period. We anticipate making additional grants in the future. Fewer grants were made in 2014.

Legal and professional fees increased $ 96,277 ( 91%) from $105,795 in 2014 to $ 202,072 in 2015. The increase was primarily due to increased accounting costs and more legal services required as a result of increased business and financing activity. We anticipate legal fees related to ongoing Securities and Exchange Commission reporting to remain the same and additional legal fees to be related to the continuing increase in our business and financing activities.

Travel expenses increased $55,081 (100%) from $55,323 in 2014 to $110,404 in 2015. The increase is due to increased travel related to increased personnel engaging in selling and marketing activities. We anticipate that travel cost will continue to increase as we increase our personnel and our customer base.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $7,600 per month. The lease on the office commenced in November 8, 2014 and expires in November 2016. Rent expense also includes monthly parking fees as well as an offsite storage facilities. The increase is due to a nominal increase on the office and the addition of additional parking fees as our employee base grows.

Marketing and selling expenses increased $115,076 (264%) from $43,610 in 2014 to $158,686 in 2015. The increase relates primarily to the increase in overall sales and marketing activities, including a rebranding project. We anticipate a continued increase in these costs as our business continues to grow.

Consulting fees increased $93,595 (119%) from $78,495 in 2014 to $172,090 in 2015. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. We anticipate increases in these expenses.

We had operating losses of $2,074,441 and $787,507 for 2015 and 2014, respectively.

Interest expense decreased $64,259 (51%) from $126,766 in 2014 to $62,507 in 2015. Interest primarily relates to convertible debt that was issued in August 2012, renewed in September 2013, and converted into stock during September of 2015, and short term notes that were issued in December 2013, which were partially repaid during June of 2015. The stated interest rate on the convertible debt is 12%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximately 53% and approximately 74% on the convertible notes. Interest expense includes direct interest of $19,362 and $16,611 for 2015 and 2014, respectively, calculated based on the interest rates stated in our various debt instruments. In addition, interest expense includes non-cash amortization of the debt discount of $43,145 and $110,155 for 2015 and 2014, respectively

We had net losses of $2,136,948 and $914,273 for 2015 and 2014, respectively.

Results of Operation for Six Months Ended September 30, 2015 as Compared to the Six Months Ended September 30, 2014 (References to 2015 and 2014 are to the six months ended September 30, 2015 and 2014, respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue increased $292,502 (288%) from $101,725 in 2014 to $394,227 in 2015. The increase is a result of our product being distributed through Sysco, a leading national broad line food distributor. We currently sell into 34 of Sysco’s 74 distribution locations. At this time last year we sold our product into 2 of Sysco’s distribution locations. We expect to have our product in all of Sysco’s 74 distribution locations during calendar year 2016.

Cost of revenue for 2015 was $209,431 as compared to $61,103 in 2014. Our gross profit was $184,796 (46.88%) and $40,622 ( 39.93%) for 2015 and 2014, respectively. There were no significant change in our selling prices. Revenue in both 2015 and 2014 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We anticipate that our gross profit percentage for the remainder of 2015 will be comparable to the current percentage.

Operating expenses

Our operations during 2015 and 2014 were directed towards increasing sales and finalizing flavor profiles. During the current quarter we increased our overhead as a result of the ongoing implementation of the distribution agreement with Sysco. We anticipate further increases to selling costs, mostly related to increasing our sales and marketing staff, as we continue to implement our distribution agreement with Sysco, and as we begin to implement our new sales agreement with PepsiCo North America Beverages.

Our general and administrative expenses increased $2,289,514 (157%) from $1,456,031 in 2014 to $3,745,545 in 2015, as our business grew, and may not necessarily be indicative of the rate of future increases. The following is a breakdown of our general and administrative expenses for the six months ended September 30, 2015 and 2014:

	Six months ended September 30,
	2015	2014	Difference
Personnel costs	$1,775,997	$481,752	$1,294,245
Stock based compensation/options	423,663	320,823	102,840
Legal and professional fees	279,604	134,306	145,298
Travel	242,060	87,957	154,103
Rent	67,615	59,160	8,455
Marketing and selling	471,953	68,691	403,262
Consulting fees	202,091	110,995	91,096
Other expenses	282,562	192,347	90,215
	$3,745,545	$1,456,031	$2,289,514

Personnel cost represents the cost of employees including salaries, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $ 1,294,245 ( 269%) from $481,752 to $1,775,997. We have increased our sales staff primarily as a result of the distribution agreement with Sysco. We currently have 34 full time employees compared to 6 at the end of the prior period. We anticipate personnel cost to increase in the future as we add more staff for both the further implementation of the Sysco distribution agreement and the PepsiCo sales agreement.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. During the six months ended September 30, 2015, we granted 1,820,000 options to purchase shares of our common stock to officers, directors and employees. The exercise prices range from $0.45 to $0.82 and we granted restricted stock rights for 1,350,000. The fair value of the stock was based on the trading value of the shares on the date of grant and are being amortized over the vesting period. The fair value of the stock options was calculated using the Black-Sholes model using the following assumptions: expected life in years, 8; volatility, 98.7% to 99%; risk free rate of return, 1.64% to 2.11%, and no annual dividends and are being amortized over the vesting period. We anticipate making additional grants in the future. Fewer grants were made in 2014.

Legal and professional fees increased $ 145,298 (108%) from $134,306 in 2014 to $ 279,604 in 2015. The increase was primarily due to increased accounting costs and more legal services required as a result of increased business and financing activity. We anticipate legal fees related to ongoing Securities and Exchange Commission reporting to remain the same and additional legal fees to be related to the continuing increase in our business and financing activities.

Travel expenses increased $154,103 (175%) from $87,957 in 2014 to $242,060 in 2015. The increase is due to increased travel related to increased personnel engaging in selling and marketing activities. We anticipate that travel cost will continue to increase as we increase our personnel and our customer base.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $7,600 per month. The lease on the office commenced in November 8, 2014 and expires in November 2016. Rent expense also includes monthly parking fees as well as an offsite storage facilities. The increase is due to a nominal increase on the office and the addition of additional parking fees as our employee base grows.

Marketing and selling expenses increased $403,262 (587%) from $68,691 in 2014 to $471,953 in 2015. The increase relates primarily to the increase in overall sales and marketing activities, including a rebranding project. We anticipate a continued increase in these costs as our business continues to grow.

Consulting fees increased $91,096 (82%) from $110,995 in 2014 to $202,091 in 2015. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and stock related costs. We anticipate increases in these expenses.

We had operating losses of $3,648,321 and $1,473,325 for 2015 and 2014, respectively.

Interest expense decreased $27,507 (12%) from $237,756 in 2014 to $210,249 in 2015. Interest primarily relates to convertible debt that was issued in August 2012, renewed in September 2013, and converted into stock during September of 2015, and short term notes that were issued in December 2013, which were partially repaid during June of 2015. The stated interest rate on the convertible debt is 12%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximately 53% and approximately 74% on the convertible notes. Interest expense includes direct interest of $37,387 and $33,041 for 2015 and 2014, respectively, calculated based on the interest rates stated in our various debt instruments. In addition, interest expense includes non-cash amortization of the debt discount of $172,862 and $204,715 for 2015 and 2014, respectively

We had net losses of $3,866,427 and $1,711,081 for 2015 and 2014, respectively.

Liquidity and Capital Resources

During the six months ended September 30, 2015 we used cash for operations of $ $3,366,381, $9,906 for investment in patent and trademarks, and also purchased equipment for $138,945, and received $7,684 from the sale of equipment. In addition we used $380,923 to repay debt.

During the six months ended September 30, 2014 we used $1,134,262 of cash for operations, $11,438 for investment in patents, $191,249 for the purchase of equipment, and received $1,977 from the sale of equipment.

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

We lease office space under a non-cancelable operating lease, which expires November, 2016.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2015 is as follows:

Fiscal Years ending March 31,

2016	$46,368
2017	54,529
$100,897

During the six months ended September 30, 2015, we renegotiated the short term notes that were due June 20, 2015. We repaid one note in full ($25,000) 50% of three notes were paid ($350,000) and one note was converted to 71,429 shares of our common stock. The balance of the notes due, $350,000, were payable on September 20, 2015 and bore interest at 12% per annum. One note for $250,000 was repaid on October 1, 2015, and two notes totaling $100,000 were extended until December 31, 2015, with 10% interest.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

However, management has identified the following material weaknesses in our internal control over financial reporting:

●	We established an audit committee during our last quarter ended June 30, 2015. We are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert”, as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards. It is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal control.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of our internal control.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal controls over financial reporting.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015 we granted 80,000 options to purchase shares of our common stock to officers, directors and employees. The exercise prices range from $0.47 to $0.72.

The foregoing issuances of securities were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for transactions of an issuer not involving a public offering.

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

BARFRESH FOOD GROUP INC.

Date: November 20, 2015	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2015	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer (Principal Financial Officer)

