Form 10-KT
period 2015-12-31
BARFRESH FOOD GROUP INC.
filed 2016-03-30
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2015 to December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of September 30, 2015 was $28,628,806.

As of March 16, 2016, there were 94,048,285 outstanding shares of common stock of the registrant.

BARFRESH FOOD GROUP INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This transition report on Form 10-K (“Transition Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Transition Report and those reports, statements, information and announcements address activities, events or developments that Barfresh Food Group Inc., a Delaware corporation (hereinafter referred to as “we”. “us”, “our”, “Company” or “Barfresh”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may”, “should”, “could”, “predict”, “potential”, “believe”, “will likely result”, “expect”, “will continue”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

Management cautions that forward-looking statements are qualified by their terms and/or important factors, many of which are outside of our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following risk factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

In addition to the National Accounts, the Company sells to food distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. All Barfresh products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi-unit chain operator’s nominated distributor for our products.

The Company is one of five vendors that was named to Sysco’s “Cutting Edge Solution” (“CES”) Platform during March of 2016. As part of this platform, our products will receive national advertising and marketing, and will be considered a core product. All 72 of SYSCO’s OPCO’s will participate in the CES program, and will be evaluated on their success in moving the CES products. As a direct result the Company, which had already begun shipping products to 37 of the 72 Sysco distribution centers, expects to have its products in all 72 SYSCO Opco’s by the end of the second quarter 2016.

On October 26, 2015, Barfresh signed an agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products will be included as part of PepsiCo’s offerings to its significant customer base, which the Company expects to fast track our growth and expedite the test to market process. The agreement gives Barfresh access to PepsiCo’s one-thousand plus person foodservice sales team, with Barfresh products becoming part of PepsiCo’s customer presentations.

Finally, the Company intends to monetize the international patents outside of the current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or internal sales personnel. The Company will also consider entering into some form of license or royalty agreements with third parties.

Barfresh currently utilizes contract manufacturers to manufacture all of the products in the United States. Ice cream manufacturers are best suited to produce the products and two production lines are currently operational in our Salt Lake City contract manufacturer location. This manufacturer is currently producing products sold to existing customers as well as producing exclusive test products developed for potential National Accounts. Currently annual production capacity with our existing contract manufacturer is 14 million units per year. In February 2016, the Company signed an agreement with Yarnell Operations, LLC, a subsidiary of Schulze and Burch, that secures additional production capacity ahead of expected dramatic sales growth in 2016. Barfresh will have the capacity to ramp up to an incremental production capacity of 100 million units through this agreement. The Yarnell Operations, LLC, subsidiary is strategically located in Arkansas. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

Although there currently is not a contract in place with any suppliers for the raw materials needed to manufacture our products, there are a significant number of sources available and the company does not anticipate becoming dependent on any one supplier. As demand for the range of our products grows, we plan to contract a level of raw material requirements to ensure continuity of supply.

Corporate History and Background

The Company, which was incorporated in Delaware on February 25, 2010, was originally formed to produce movies. As the result of the reverse merger, more fully described below, the Company is now engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.

Reorganization and Recapitalization

During January, 2012, the Company entered into a series of transactions pursuant to which Barfresh Inc., a Colorado corporation (“Barfresh CO”), was acquired, spun-out prior operations to the former principal shareholder, completed a private offering of securities for an aggregate purchase price of approximately $999,998, conducted a four for one forward stock split and changed the name of the Company. The following describes the steps of this reorganization:

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

4

Products

All of our products are portion controlled beverage ingredient packs, suitable for smoothies, shakes and frappes that can also be utilized for cocktails and mocktails. They contain all of the ingredients necessary to make a smoothie, shake or frappe, including the ice. Simply add water, empty the packet into a blender, blend and serve.

The following nine flavors are available as part of our standard portfolio of products:

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

Research and Development

The Company incurred research and development expenses for the 9 month transitional year ended December 31, 2015 in the amount of $67,341, and for fiscal year ended March 31, 2015 in the amount of $51,465. The increase in Research and Development expenses was primarily attributable to increased activity in creating unique flavors for potential customers in our national account pipeline.

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

The Company believes that ease of use, portion control, premium quality, and minimal capital investment required to enable a customer to begin to carry Barfresh beverage products all add up to represent a very significant competitive advantage that will allow us to quickly gain traction in the market and secure long-term agreements with customers. However, there are other factors that may influence the adoption of a particular product by customers, including their dependence on prior relationships with competition.

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

Employees

Currently we have 44 employees and 5 consultants. There are currently 35 employees and 1 consultant selling our products. We have recently hired additional employees, particularly in the sales area, as we roll out our products to all 72 Sysco distribution centers.

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

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. There is no certainty regarding economic conditions in the United States, and credit and financial markets and confidence in economic conditions could deteriorate at any time. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in restaurants visited, could have a material adverse effect on our revenue, results of operations, business and financial condition.

The challenges of competing with the many food services businesses may result in reductions in our revenue and operating margins.

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, atmosphere, location and overall guest experience. Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers across all four day parts. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers across all day parts, or changes in our menu that eliminate items popular with some consumers could harm our business. We compete with other smoothie and juice bar retailers, specialty coffee retailers, yogurt and ice cream shops, bagel shops, fast-food restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores. Our competitors change with each of the four day parts, ranging from coffee bars and bakery cafés to casual dining chains. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, could reduce our revenue and operating margins. We also compete with other employers in our markets for workers and may become subject to higher labor costs as a result of such competition.

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

We may face an inherent business risk of exposure to product liability and other claims and lawsuits in the event that the development or use of our technology or prospective products is alleged to have resulted in adverse effects. We may not be able to avoid significant liability exposure. Although we believe our insurance coverage to be adequate, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products. A product liability claim could hurt our financial performance. Even if we ultimately avoid financial liability for this type of exposure, we may incur significant costs in defending ourselves that could hurt our financial performance and condition.

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

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our share price and trading volume could decline.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As such, our management has conducted this evaluation and, as of December 31, 2015, identified the following material weaknesses in the Company’s internal control over financial reporting:

●	We do not have a fully independent audit committee: We are not currently obligated to have a fully independent audit committee, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards. However, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement certain control procedures related to segregation of duties.

Management has concluded that our disclosure controls and procedures are not effective. Effective internal control over financial reporting is necessary to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to modify and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Continued identification of one or more material weaknesses in our internal control over financial reporting could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our common stock is quoted on the OTCQB, which is a significantly more limited trading market than the New York Stock Exchange, or the NASDAQ Stock Market. The quotation of the Company’s shares on the OTCQB may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)

December 31, 2015	1.13	0.41
September 30, 2015	0.79	0.52
June 30, 2015	0.91	0.50
March 31, 2015	0.64	0.42
December 31, 2014	0.72	0.39
September 30, 2014	0.85	0.57
June 30, 2014	0.84	0.45
March 31, 2014	0.84	0.40

Holders

At March 16, 2016, there were 94,048,285 shares of our common stock outstanding. Our shares of common stock are held by 91 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2015, with respect to equity securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	2,775,000	$0.58	12,225,000
Equity compensation plans not approved by security holders	800,000	$0.50	0

TOTAL	3,757,000	$0.57	12,225,000

Transfer Agent

Our transfer agent, Action Stock Transfer, is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, and its telephone number is (801) 274-1088.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this Transition Report that were not included in a Quarterly Report on Form 10Q or a Current Report on Form 8K.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Transition Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to those discussed below and elsewhere in this report, particularly in the sections entitled ” Cautionary Note Regarding Forward Looking Statements ” and “Risk Factors.”

During the nine-month period ended December 31, 2015 we changed our year end from March 31 to December 31 As a result, our current fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2015.

In this MD&A, when financial results for the 2015 transition period are compared to financial results for the prior year period, the results compare the audited nine-month period ended December 31, 2015 to the unaudited results for the nine-month period ended December 31, 2014.

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

The Company is one of five vendors that was named to Sysco’s “Cutting Edge Solution” (“CES”) Platform during March of 2016. As part of this platform, our products will receive national advertising and marketing, and will be considered a core product. All 72 of SYSCO’s Operating Companies (“OPCO”) will participate in the CES program, and will be evaluated on their success in moving the CES products. As a direct result the Company, which had already begun shipping products to 37 of the 72 Sysco distribution centers, expects to have its products in all 72 SYSCO Opco’s by the end of the first quarter 2016.

On October 26, 2015, Barfresh signed an agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products will be included as part of PepsiCo’s offerings to its significant customer base, which the Company expects to fast track our growth and expedite the test to market process. The agreement gives Barfresh access to PepsiCo’s one-thousand plus person foodservice sales team, with Barfresh products becoming part of PepsiCo’s customer presentations.

Finally, the Company intends to monetize the international patents outside of the current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or internal sales personnel. The Company will also consider entering into some form of license or royalty agreements with third parties.

Barfresh currently utilizes contract manufacturers to manufacture all of the products in the United States. Ice cream manufacturers are best suited to produce the products and two production lines are currently operational in our Salt Lake City contract manufacturer location. This manufacturer is currently producing products sold to existing customers as well as producing exclusive test products developed for potential National Accounts. Currently annual production capacity with our existing contract manufacturer is 14 million units per year. In February 2016, the Company signed an agreement with Yarnell Operations, LLC, a subsidiary of Schulze and Burch, that secures additional production capacity ahead of expected dramatic sales growth in 2016. Barfresh will have the capacity to ramp up to an incremental production capacity of 100 million units through this agreement. The Yarnell Operations, LLC, subsidiary is strategically located in Arkansas. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

Although there currently is not a contract in place with any suppliers for the raw materials needed to manufacture our products, there are a significant number of sources available and the company does not anticipate becoming dependent on any one supplier. As demand for the range of our products grows, we plan to contract a level of raw material requirements to ensure continuity of supply.

Currently we have 44 employees and 5 consultants. There are currently 35 employees and 1 consultant selling our products. We have recently hired additional employees, particularly in the sales area, as we roll out our products to all 72 Sysco distribution centers.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collection is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees, and promotion allowances. Our products are sold on various terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail accounts, in accordance with written sales terms, net of provisions for discounts or allowances. Allowances for returns and discounts are made on a case-by-case basis. Historically, neither returns nor discounts have been material.

Impairments

We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

Share-based Compensation

We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options and restricted stock units (RSUs), to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award.

Convertible Notes

We issue debt that may have separate warrants, conversion features, or no equity-linked attributes. When we issue debt with warrants, we determine the value of the warrants using the Black-Scholes Option Pricing Model (“Black-Scholes”) using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the estimated volatility of our stock. When we issue debt with a conversion feature, we must first assess whether the conversion feature meets the requirements to be treated as a derivative. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, we estimate the fair value of the convertible debt derivative using Black-Scholes upon the date of issuance, using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the estimated volatility of our stock. If the conversion feature is not treated as a derivative, we assess whether it is a beneficial conversion feature (“BCF’). A BCF exists if the conversion price of the convertible debt instrument is less than the stock price on the commitment date. This typically occurs when the conversion price is less than the fair value of the stock on the date the instrument was issued. The value of a BCF is equal to the intrinsic value of the feature, the difference between the conversion price and the common stock into which it is convertible.

Results of Operations

Results of Operation for the Nine Months Ended December 31, 2015 as Compared to the Nine Months Ended December 31, 2014

Revenue and Cost of Revenue

Revenue for 2015 was $ 437,272 as compared to $157,834 in 2014. Our business grew primarily through the expansion of our business relationship with Sysco Corporation (“Sysco”), a major broad line food distributor. We began shipping to Sysco in July 2014, and by the end of 2015 had our products in approximately 37 of Sysco’s 72 Operating Companies. In addition we shipped product directly to a number of quick serve restaurants outside of the Sysco distribution system.

Cost of revenue was $251,300 as compared to $ 97,456 in 2014. Our gross profit was $185,972 for 2015 and $60,378 for 2014. There were no significant changes in our selling prices during 2015. During the first quarter of 2016, we increased our selling prices by approximately 8%. We anticipate that our gross profit percentage will improve in the future, as our business gains scale and as we expand our manufacturing operations.

Operating Expenses

Our operations during 2015 were directed towards increasing sales and creating and finalizing customized flavors for potential customers. The increase in our business relationship with Sysco drove an increase in our selling, marketing, and general and administrative expenses. We have continued to hire additional sales personnel during the year, to support and enhance our business relationship with Sysco, and to work with the PepsiCo North America sales force in gaining new customers and supporting existing customers.

Primarily as a result of building our sales force, general and administrative expenses increased from $2,058,929 in 2014 to $5,666,204 in 2015, an increase of $3,607,275 or 175%. We have continued to hire additional sales personnel during the first quarter of 2016, and our sales force at this time includes 35 full time employees. However we do not expect to continue to hire additional sales personnel at a similar rate during the balance of 2016.

The following is a breakdown of our selling, marketing and general and administrative expenses for 2015 and 2014.

	Nine months ended December 31, 2015	Nine months ended December 31, 2014	Difference
Personnel costs	$2,885,957	$719,704	$2,166,253	301%
Stock based compensation/options	630,395	345,726	284,669	82%
Legal and professional fees	312,670	251,061	61,609	25%
Travel	332,324	153,377	178,947	117%
Rent	85,578	93,734	(8,156)	-9%
Marketing and selling	416,283	115,525	300,758	260%
Investor and public relations	80,163	45,374	34,789	77%
Consulting fees	322,834	105,175	217,659	207%
Director fees	48,096	61,341	(13,245)	-22%
Research and development	67,341	53,526	13,815	26%
Shipping Expense (Freight)	110,953	43,176	67,777	157%
Storage	34,520	14,867	19,653	132%
Other expenses	339,090	56,343	282,747	502%
	$5,666,204	$2,058,929	$3,607,275	175%

Personnel cost represents the cost of employees including salaries, employee benefits, car allowances, and employment taxes, and continues to be our largest expense. Personnel costs increased $2,166,253 (301%), from $719,704 in 2014 to $2,885,957 in 2015. At December 31, 2015, we had 33 full time employees, as compared to 7 at December 31, 2014. We currently have 44 full time employees. We anticipate adding additional personnel during the balance of 2016 but at a slower pace than we added employees during 2015 and the first quarter of 2016.

Stock based compensation is used as an incentive to attract new employees and to compensate and retain existing employees. Stock based compensation includes stock issued and stock options granted to employees and certain non-employees, and increased $284,669 (82%) from $345,726 in 2014 to $630,695 in 2015. The fair value of the stock grants is based on the trading value of our shares on the date of the grants and are being amortized over applicable vesting periods. We anticipate making additional grants in the future.

Legal and professional fees, which include accounting and legal services, increased $61,609 (25%) from $251,061 in 2014 to $312,670 in 2015. We anticipate legal fees related to ongoing legal compliance to remain comparable to 2014 and 2015.

Travel and entertainment expenses increased $178,947 (117%) from $153,377 in 2014 to $332,324 in 2015. The increase is due to an increase in business activity and an increase in the number of personnel traveling on company business.

Consulting fees increased from $105,175 in 2014 to $322,834 in 2015, an increase of $217,659 or 207%. During the time that we have been hiring new sales personnel, we have relied on the services of consultants to supplement our personnel resources. We anticipate consulting costs to reduce during 2016.

Investor and public relations fees increased $34,789 (77%), from $45,374 in 2014 to $80,163 in 2015. Our investor relations services are incurred on a monthly retainer basis. We expect investor relations costs to be relatively constant in 2016 on a full year basis.

Rent expense decreased from $93,974 in 2014 to $85,578 in 2015. Rent expense is primarily incurred for our Headquarters location in Beverly Hills, California. The rent for our headquarters location is approximately $7,789 per month. The lease on the headquarters office commenced during October, 2012, expired and was renewed in October 2014, and is now set to expire during November of 2016. Rent expense also includes monthly parking fees and offsite storage. We have been notified that an increase of rent will occur if we decide to extend the current lease for our Headquarters office.

Research and development expenses increased $13,815, or 26%, from $53,526 in 2014 to $67,341 in 2015. Research and development represents the cost of developing new flavor profiles, both for our general portfolio of products, and for customized profiles for specific customers. We anticipate this cost continuing in future periods, at an increased rate as compared with 2015.

Director fees for 2015 were $48,096 as compared with $61,341 in 2014. We currently pay our non-employee directors $12,500 per quarter. These fees can either be paid in cash, or in stock, at the election of the director.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and other similar expenses. These expenses directly correlate to our overall business activity. We expect these expenses to continue to increase during 2016 as our business grows.

Operating losses were $2,093,374 in 2014, and $5,615,726 in 2015.

Interest expense was $296,509 in 2015, as compared with $379,279 in 2014. Interest expense primarily relates to convertible debt that was issued in August 2012, and renewed in September 2013, and short term notes that were issued in December 2013 and renewed in December 2014. The stated interest rate on the convertible debt was 12%.

Net losses were $2,472,653 in 2014, and $5,920,092 in 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had a working capital deficit of $206,796.

During the nine-month period ended December 31, 2015, we used cash of $5,128,985 in operations, $233,063 for the purchase of equipment, net of sales of equipment, and $11,669 for patents and trademarks

We generated $2,670,000 from financing activity from the issuance of convertible promissory notes during the fiscal period ended December 31, 2015.

Our liquidity needs will depend on how quickly we ramp up sales through our relationships with Sysco and PepsiCo.

Subsequent to December 31, 2015, we sold 7,379,371 shares of our common stock (“Shares”) and warrants to purchase up to 3,689,686 Shares (“Warrants”) for aggregate gross proceeds to the Company of $5,903,498. The financing consists of two components: a new equity raise in the amount of $3,270,000 and the conversion into common equity of $2,633,498 of principal and interest of convertible promissory notes previously issued on January 29, 2016. The effect of this transaction on our liquidity is to increase our cash and reduce short term debt.

Our operations to date have been financed by the sale of securities, the issuance of convertible debt and the issuance of short-term debt, including related party advances. If we are unable to generate sufficient cash flow from operations with the capital raised we will be required to raise additional funds either in the form of capital or in the form of debt. There are no assurances that we will be able to generate the necessary capital to carry out our current plan of operations.

We lease office space under a non-cancellable operating lease, which expires November, 2016. The aggregate minimum requirements under the non-cancellable lease as of December, 2015 is $79,587. We will either renew this lease or find new office space

Off-Balance Sheet Arrangements

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015.

Management has identified the following material weaknesses in our internal control over financial reporting:

●	We do not have an audit committee made up entirely of independent directors. We are not currently obligated to have an audit committee made up entirely of independent directors, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards. However, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal controls over financial reporting.

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

Management believes that the material weakness set forth above did not have an effect on the reporting of our financial results.

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we plan to engage additional financial personnel to help ensure that we are able to properly implement internal control procedures.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the Transition Period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	37	President, Chief Executive Officer and Chairman
Joseph S. Tesoriero	62	Chief Financial Officer
Steven Lang	63	Director
Arnold Tinter	71	Secretary and Director
Joseph M. Cugine	55	President of Barfresh Corporation, Inc., and Director
Alice Elliot	59	Director

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

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary of the Company on January 10, 2012. Mr. Tinter resigned his position as Chief Financial Officer on May 18, 2015. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc., is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He is the chief financial officer to two other public companies; LifeApps Digital Media Inc. and Peak Pharmaceuticals Inc., and one private company, Bambu Franchising LLC. From 2006 to 2010 he was the chief financial officer of Spicy Pickle Franchising, Inc., a public company, where his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. From May 2001 to May 2003, he served as chief financial officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he also served as that company’s chief executive officer. Prior to 1990, Mr. Tinter was chief executive officer of Source Venture Capital, a holding company with investments in the gaming, printing and retail industries. Mr. Tinter currently serves as a director of LifeApps Digital Media Inc., a public company. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

Qualifications: Mr. Tinter has over 40 years of experience as a Certified Public Accountant and a financial consultant. During his career he served as a director of numerous public companies.

Joseph M. Cugine was appointed as Director of the Company on July 29, 2014 and on April 27, 2015, was appointed president of our wholly owned subsidiary, Barfresh Corporation, Inc. (fka Smoothie Inc.) Mr. Cugine is the owner and president of Cugine Foods and JC Restaurants, a franchisee of Taco Bell and Pizza Hut in New York. He is also president and owner of Restaurant Consulting Group LLC. Prior to owning and operating his own firms, Mr. Cugine held a series of leadership roles with PepsiCo, lastly as chief customer officer and senior vice president of PepsiCo’s Foodservice division. Mr. Cugine also serves on the board of directors of The Chef’s Warehouse, Inc., a publicly traded specialty food products distributor in the U.S., as well as Ridgefield Playhouse and R4 Technology. He received his B.S. degree from St. Joseph’s University in Philadelphia.

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

Employment Agreements

On April 27, 2015, Smoothie, Inc. entered into an executive employment agreement with Riccardo Delle Coste, its Chief Executive Officer and director. The name of Smoothie, Inc. was changed to Barfresh Corporation, Inc., on July 7, 2015. Mr. Delle Coste is also the Chief Executive Officer and Chairman of the Company. Pursuant to the employment agreement, he will receive a base salary of $350,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Delle Coste will receive up to an additional 500,000 performance options, on an annual basis. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

On April 27, 2015, Smoothie, Inc. entered into an executive employment agreement with Joseph M. Cugine to serve as President of Smoothie, Inc. The name of Smoothie, Inc. was changed to Barfresh Corporation, Inc., on July 7, 2015. Pursuant to the employment agreement, Mr. Cugine will receive a base salary of $300,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Cugine will receive 8-year options to purchase up to 600,000 shares of Barfresh, one-half vesting on each of the second and third anniversaries of the date of Mr. Cugine’s employment agreement. In addition, he will receive up to an additional 500,000 performance options, on an annual basis. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan

The Company entered into an executive employment agreement with Joseph S. Tesoriero on May 18, 2015, pursuant to which he agreed to serve as Chief Financial Officer. Pursuant to the employment agreement, Mr. Tesoriero will receive a base salary of $250,000 and performance bonuses of 75% of his base salary, based upon performance targets determined by the Board of Directors. In addition, Mr. Tesoriero was granted 350,000 shares of common stock of Barfresh and 8-year options to purchase up to 500,000 shares of common stock of Barfresh. One-half of each of the share and option grants vests on each of the second and third anniversaries of the date of commencement of Mr. Tesoriero’s employment. Mr. Tesoriero will also receive 8-year performance options to purchase up to an additional 350,000 shares on an annual basis. All shares and options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

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

Board Committees

We currently have an audit, and a compensation committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. None of the members of the audit committee are independent, as defined above. In the future we will have an independent member of the committee. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The board has discussed the need for a Nominating and Governance Committee and resolved to establish such a committee in the near future.

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

Code of Ethics

Our Chief Executive Officer and Chief Financial Officer are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the Transition Period ended December 31, 2015 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, with the exception of Riccardo Delle Coste and Arnold Tinter. Mr. Delle Coste and Mr. Tinter have made all required Section 16(a) filings, although not on a timely basis.

Item 11. Executive Compensation.

The following table summarizes all compensation for the Transition Period, 9 months ending December 31, 2015 (“12/2015”) and fiscal year March 31, 2015 (“2015”) received by our “Named Executive Officers”:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Riccardo Delle Coste, Chief Executive Officer	12/2015	289,583								7,200	[1]	296,783
	2015	266,666		204,000	[2]	89,790	[3]			-		560,456

Joseph Cugine, President, Barfresh Corp. Inc. a wholly owned subsidiary	12/2015	212,500		600,000	[4]	310,420	[5]			41,667	[6]	1,164,587
	2015	-		49,998	[7]	-				37,500	[6]	37,500

Joseph Tesoriero, Chief Financial Officer	12/2015	156,250		287,000	[8]	435,403	[9]					878,653
	2015	-

1.	Represents the car allowance paid to Mr. Delle Coste.

2.	Represents 400,000 shares of restricted stock valued at the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The market value at the date of grant was $0.51 per share. The shares vested upon issuance.

3.	Represents option to purchase 300,000 shares of common stock. The exercise price of the options is $0.45, vested upon issuance, and are exercisable until 1/21/2020. The options are valued in accordance with FASB ASC Topic 718 using the Black-Shoes Option pricing model.

4.	Represents 1,000,000 shares of restricted stock valued at the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares vest 50% in 2017 and 50% in 2018.

5.	Represents option to purchase 600,000 shares of common stock. The exercise price of the options is $0.50, vest 50% in 2017 and 50% in 2018, and are exercisable until 5/1/2023.

6.	Represents consulting fees paid to Mr. Cugine prior to becoming an employee.

7.	Represents 64,100 shares of restricted stock valued at the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares vested upon issuance.

8.	Represents 350,000 shares of restricted stock valued at the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares vest 50% in 2017 and 50% in 2018.

9.	Represents option to purchase 500,000 shares of common stock. The exercise price of the options is $0.82, vest 50% in 2017 and 50% in 2018, and are exercisable until 5/1/2023.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards							Stock Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Riccardo Delle Coste	300,000				0.45	1/21/2020

Joseph Cugine		600,000	[1]		0.50	5/1/2023	1,000,000	875,000

Joseph Tesoriero		500,000	[2]		0.82	5/1/2023	350,000	306,250

1. 300,000 are exercisable on 5/1/17 and 300,000 are exercisable on 5/1/18

2. 250,000 are exercisable on 5/18/17 and 250,000 are exercisable on 5/18/18

Compensation of Directors

The following table summarizes the compensation paid to our directors for the Transition Period ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Arnold Tinter	37,500					52,500	(1)	90,000
Steven Lang	37,500							37,500
Alice Elliot	37,500							37,500

1.	Represents consulting fees paid to Mr. Tinter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 16, 2016 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 16, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 16, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is in care of Barfresh Food Group Inc., 8530 Wilshire Blvd., Suite 450, Beverly Hills, CA 90211.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class o/s
Riccardo Delle Coste (2) (3) (4) (5) (6) (7) (8)	20,480,909	21.58%
R.D. Capital Holdings Pty Ltd. (3) (5) (6) (7)	19,780,909	20.91%
Steven Lang (9) (10) (11) (12)	20,399,311	21.41%
Sidra Pty Limited (7) (9)	19,249,310	20.41%
Joseph Tesoriero (13) (14)	121,291	0.13%
Arnold Tinter (15) (16)	950,000	1.01%
Joe Cugine (17) (18) (19)	1,714,100	1.82%
Alice Elliot (20) (21) (22)	490,000	0.52%
All directors and officers as a group (5 persons)	44,155,611	45.78%

Lazarus Investment Partners LLLP,3200 Cherry Creek South Drive, Suite 670, Denver, CO 80209	17,237,548	17.52%

Wolverine Asset Management, LLC (“WAM”)175 West Jackson Blvd., Suite 340 Chicago, IL 60604 (23)	6,451,528	6.72%

1	Unless otherwise specified, the address of each of the persons set forth below is in care of Barfresh Food Group Inc., 8530 Wilshire Blvd., Suite 450, Beverly Hills, CA 90211.

2	Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company

3	Includes 18,966,664 shares owned by R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

4	Includes 300,000 shares underlying options granted.

5	Includes 200,000 shares underlying warrants related to the convertible debt owned by R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

6	Includes 282,647 shares underlying warrants issued in connection with a promissory note the holder of which was R.D. Capital Holdings PTY Ltd. And of which Riccardo Delle Coste is deemed to be a beneficial owner.

7	Includes 75,000 shares underlying warrants issued in connection with a promissory note the holder of which was R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

8	Includes 96,278 shares underlying warrants issued in connection with a promissory note the holder of which was R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

9	Mr. Lang is a Director of the Company

10	Includes 18,966,664 shares owned by Sidra Pty Limited of which Steven Lang is deemed to be a beneficial owner

11	Includes 950,000 shares underlying options granted

12	Includes 282,6469shares underlying warrants issued in connection with a promissory note the holder of which is Sidra PTY Limited

13	Mr. Tesoriero is the Chief Financial Officer of the Company

14	Includes 57,097 shares underlying warrants issued in connection with a promissory note and conversion thereof.

15	Mr. Tinter is the Secretary and a Director of the Company

16	Includes 150,000 shares underlying options granted

17	Mr. Cugine is a Director of the Company

18	Includes 500,000 shares owned by Restaurant Consulting Group LLC of which Joe Cugine is deemed to be a beneficial owner.

19	Includes 50,000 shares underlying warrants issued in connection with purchase of common shares

20	Ms. Elliot is a Director of the Company

21	Includes 160,000 shares owned by Elliot-Herbst LP of which Alice Elliot is deemed to be a beneficial owner

22	Includes 30,000 shares underlying warrants issued in connection with purchase of common shares

23	Wolverine Asset Management, LLC (“WAM”) is the investment manager of Wolverine Flagship Fund Trading Limited and has voting and dispositive power over these securities. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc., the general partner of Wolverine Holdings.

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

On January 29, 2016, we closed a private placement to accredited investors of $2,670,000 in promissory notes and warrants to purchase up to 1,335,000 shares of common stock of the Company for aggregate gross proceeds to the Company of $2,670,000. Of the aggregate offering amount, $635,000 of the notes and warrants to purchase up to 317,500 shares of common stock were placed with members of the Company’s management, including officers and directors of the Company, and family members of certain officers and directors.

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

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the Transition Period ending December 31, 2015 and fiscal year ended March 31, 2015 were as follows.

	Nine month Transition Period ending December 31, 2015	Fiscal year ended March 31, 2015
Audit fees	$39,920	$34,588
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$39,920	$34,588

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

Audit Fees. The aggregate fees billed for the Transition Period ending December 31, 2015 and the fiscal year ended March 31, 2015 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. The aggregate fees billed for the Transition Period ending December 31, 2015 and the fiscal year ended March 31, 2015 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. Eide Bailly LLP did not provide us with professional services related to tax compliance, tax advice and tax planning for the Transition Period ending December 31, 2015 and the fiscal year ended March 31, 2015.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the Transition Period ending December 31, 2015 and the fiscal year ended March 31, 2015.

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, an audit committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the audit committee’s responsibility for administration of the engagement of the independent registered public accounting firm. The Company has established an Audit Committee. Accordingly, audit services and non-audit services described in this Item 14 were pre-approved by an Audit Committee.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statements

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of this Transition Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index, which follows the signature page of this Transition Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: March 30, 2016	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2016	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	President, Chief Executive Officer and Director	March 30, 2016
Riccardo Delle Coste	(Principal Executive Officer)

/s/ Arnold Tinter	Secretary and Director	March 30, 2016
Arnold Tinter

/s/ Steven Lang	Director	March 30, 2016
Steven Lang

/s/ Joseph M. Cugine	Director	March 30, 2016
Joseph M. Cugine

/s/ Alice Elliot	Director	March 30, 2016
Alice Elliot

Barfresh Food Group Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Barfresh Food Group, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. as of December 31, 2015 and March 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the nine-months ended December 31, 2015 and the year ended March 31, 2015. Barfresh Food Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2015 and March 31, 2015, and the results of its operations and its cash flows for the nine-months ended December 31, 2015 and for the year ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has adopted the Financial Accounting Standards Board Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs.

/s/ Eide Bailly LLP

Greenwood Village, Colorado

March 30, 2016

Barfresh Food Group Inc.

Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,986,004	$5,364,657
Accounts Receivable	28,596	46,096
Inventory	327,961	165,847
Prepaid expenses and other current assets	30,524	6,386
Total current assets	2,373,085	5,582,986
Property, plant and equipment, net of depreciation	688,772	545,454
Intangible assets, net of amortization	617,257	651,433
Deposits	16,451	16,451
Total Assets	$3,695,565	$6,796,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131,804	$133,254
Accrued expenses	236,312	424,262
Deferred rent liability	1,855	1,484
Short-term notes payable - related party, net of discount	50,000	157,393
Short-term notes payable	50,000	539,631
Convertible note - related party, net of discount	119,993	-
Convertible note, net of discount	1,975,878	325114
Current portion of long term debt	14,039	7,551
Total current liabilities	2,579,881	1,588,689
Long Term Debt, net of current portion	45,992	28,916
Total liabilities	2,625,873	1,617,605

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 86,186,453 and 77,720,828 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	86	78
Additional paid in capital	15,798,338	14,034,623
Accumulated (deficit)	(14,728,732)	(8,808,640)
Unearned services	-	(47,342)
Total stockholders’ equity	1,069,692	5,178,719
Total Liabilities and Stockholders’ Equity	$3,695,565	$6,796,324

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

	For the nine months ended	For the year ended
	December 31, 2015	March 31, 2015
Revenue	$437,272	$211,467
Cost of revenue	251,300	126,804
Gross profit	185,972	84,663

Operating expenses:
General and administrative	5,666,204	3,211,908
Depreciation and Amortization	135,494	134,221
Total operating expenses	5,801,698	3,346,129

Operating loss	(5,615,726)	(3,261,466)

Other expenses
Interest	296,509	517,015
Loss on extinguishment of debt	7,857	-

Net (loss)	$(5,920,092)	$(3,778,481)

Per share information - basic and fully diluted:
Weighted average shares outstanding	79,149,995	66,651,993
Net (loss) per share	$(0.07)	$(0.06)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group, Inc.

Statement of Stockholders’ Equity

For the Period from April 1, 2014 to December 31, 2015

	Common Stock		Additional paid in	Accumulated	Unearned
	Shares	Amount	Capital	(Deficit)	services	Total

Balance, April 1, 2014	65,247,660	$65	$7,739,117	$(5,030,159)	$-	$2,709,023
Issuance of common stock and warrants for cash, net of expenses of $238,212	11,044,000	11	5,283,777	-	-	5,283,788
Effect of issuance of warrants in relation to debt (debt discount)	-	-	164,638	-	-	164,638
Issuance of stock for services to non-employees	155,000	-	113,845	-	-	113,845
Issuance of stock for services to employee and directors	964,100	1	496,457	-	(41,665)	454,793
Stock based compensation	-	-	236,790	-	(57,209)	179,581
Amortization of unearned services	-	-	-	-	51,532	51,532
Conversion of warrants	310,068	1	(1)	-	-	0
Net loss for the year ended March 31, 2015	-			(3,778,481)	-	(3,778,481)
Balance March 31, 2015	77,720,828	78	14,034,623	(8,808,640)	(47,342)	5,178,719

Conversion of warrants	6,695,352	7	2,493	-	-	2,500
Issuance of stock for services	141,477	-	83,000	-	-	83,000
Conversion of debt into stock	1,628,796	2	447,197	-	-	447,199
Effect of issuance of warrants in relation to debt	-	-	600,629	-	-	600,629
Stock based compensation	-	-	630,395	-	-	630,395
Amortization of unearned services	-	-	-	-	47,342	47,342
Net loss for the nine months ended December 31, 2015	-	-	-	(5,920,092)	-	(5,920,092)
	86,186,453	$87	$15,798,337	$(14,728,732)	$0	$1,069,692

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

	For the nine month ended December 31, 2015	For the year ended March 31, 2015
Cash flow from operating activities:
Net (loss)	$(5,920,092)	$(3,778,481)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	89,648	72,842
Equity based compensation	630,395	748,219
Amortization of intellectual property	45,846	61,379
Amortization of debt discount	225,363	448,971
Amortization of unearned services	47,342	51,532
Reserve for bad debt	-	(65,000)
Purchase of assets for long term debt	-	37,751
Stock issuance for service	83,000	-
Change in operating assets and liabilities
Accounts receivable	17,500	87,544
Inventory	(162,114)	(88,934)
Prepaid expenses	(24,138)	5,621
Deposits	-	(1,990)
Accounts payable	(1,450)	(42,597)
Accrued expenses	(160,656)	181,442
Deferred rent	371	(382)
Net cash (used in) operations	(5,128,985)	(2,282,083)

Cash flow from investing activities:
Purchase of fixed assets	(236,014)	(271,927)
Disposition of fixed assets	2,951	15,709
Purchase of patent	(11,669)	(12,158)
Net cash (used in) investing activities	(244,732)	(268,376)

Cash flow from financing activities:
Issuance of common stock and warrants for cash	-	5,283,788
Issuance of convertible notes	2,670,000	-
Borrowing from long term debt	33,000	(1,284)
Exercise of warrant	2,500	-
Debt issuance costs	(76,000)	-
Repayment of short term notes payable	(75,000)	-
Repayment of short term notes payable -related party	(550,000)	-
Repayment of long term debt	(9,436)	-
Net cash provided by financing activities	1,995,064	5,282,504

Net increase (decrease) in cash	(3,378,653)	2,732,045
Cash and cash equivalents at beginning of period	5,364,657	2,632,612
Cash and cash equivalents at end of period	$1,986,004	$5,364,657

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,710	$81,185
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services, stock based Compensation, and conversion of debt	$1,160,592	$847,092
Fair value of warrants issued with notes payable	$600,629	$164,638

See the accompanying notes to the financial statements

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

Note 1. Summary of Significant Accounting Policies

Barfresh Food Group Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware. We are engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.

On December 15, 2015 the Company changed its fiscal year end from March 31 to December 31 with immediate effect. As a result the Company is filing a Transition Report on Form 10-K for the nine-month period ending December 31, 2015.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiaries Barfresh Inc. and Barfresh Corporation Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2015. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses, notes payable, and convertible notes. The carrying value of our financial instruments approximates their fair value due to their relative short maturities.

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of December 31, 2015, and March 31, 2015 there is an Allowance for Doubtful Accounts of approximately $65,000. Bad Debt Expense for the period ended March 31, 2015 was $65,000, and there was no Bad Debt Expense for the period ended December 31, 2015.

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

Furniture and fixtures: 5 years

Manufacturing Equipment: 7 years

Leasehold improvements: 2 years

Vehicles 5 years

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collection is reasonably assured. Revenue is recorded net of provisions for discounts, slotting fees, and promotion allowances. Our products are sold on various terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail accounts, in accordance with written sales terms, net of provisions for discounts or allowances. Allowances for returns and discounts are made on a case-by-case basis. Historically, neither returns nor discounts have been material.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $67,341 and $51,465, in research and development expenses for the nine months ended December 31, 2015 and the year ended March 31, 2015, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). In addition, our lease agreement provides for rental payments commencing at a date other than the date of initial occupancy. We include the rent holidays in determination of straight-line rent expense. Therefore, rent expense is charged to expense beginning with the occupancy date. Deferred rent was $1,855 and $1,484 at December 31, 2015 and March 31, 2015, respectively, and will be charged to rent expense over the life of the lease.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

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

For the nine months ended December 31, 2015 and for the year ended March 31, 2015 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2015 and March 31, 2015 any equivalents would have been anti-dilutive as we had losses for the years then ended.

Stock Based Compensation

We calculate stock compensation in accordance with ASC Topic 718, Compensation-Stock Based Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee stock ownership plans

Recent pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2015 and will be evaluated as to impact and implemented accordingly.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Cost. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Early application is permitted, and upon adoption, ASU 2015-03 should be applied on a retrospective basis. We have adopted ASU 2015-03 and it has not had a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out (“FIFO”) or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

Note 2. Property Plant and Equipment

Major classes of property and equipment at December 31, 2015 and March 31, 2015 consist of the following:

	December 31, 2015	March 31, 2015
Furniture and fixtures	$13,604	$10,794
Manufacturing Equipment	705,782	632,596
Leasehold Improvements	3,300	3,300
Vehicles	116,752	58,752
	839,438	705,442
Less: accumulated depreciation	(249,732)	(159,988)
	589,706	545,454
Equipment not yet placed in service	99,066	-
Property and equipment, net of depreciation	$688,772	$545,454

We recorded depreciation expense related to these assets of $89,648 and $72,103 for the nine months ended December 31, 2015 and the year ended March 31, 2015, respectively.

Note 3. Intangible Assets

During the year ended March 31, 2014, we acquired at a cost of $672,157, all of the international patent rights for a pre-portioned, ready to blend packet for beverages, particularly, smoothies, shakes and frappes.

As of December 31, 2015 and March 31, 2015, intangible assets primarily consists of patent costs of $760,475 and $748,806, less accumulated amortization of $143,218 and $97,373, respectively.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $45,846 and $61,378 for the nine months ended December 31, 2015 and the year ended March 31, 2015, respectively.

Estimated future amortization expense related to intangible property as of December 31, 2015 is as follows:

Years ending December 31,	Total Amortization
2016	$61,328
2017	$61,328
2018	$61,328
2019	$61,328
2020	$61,328
Later years	$310,617
$617,257

Note 4. Related Parties

As disclosed below in Note 5, there remains outstanding $50,000 in Short-Term Notes Payable to related parties, a significant shareholder and a company controlled by a director and significant shareholder.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

As disclosed below in Note 6, members of management, directors, and members of their families, participated in $635,000 of the total $2,670,000 convertible notes offering.

As disclosed below in Note 9, members of management and directors have received shares of stock and options in exchange for services.

Note 5. Short-Term Notes Payable (Related and Unrelated)

In December 2013, we closed an offering of $775,000 in short-term notes payable (“Short-Term Notes”), $500,000 of which was purchased by a significant shareholder and $100,000 was purchased by a company controlled by a director and significant shareholder. The Short-Term Notes bear interest at a rate of 2% per annum and were due and payable on December 20, 2014. We also issued 1,291,667 warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.45 per share, may be exercised on a cashless basis and are exercisable for a period of five years.

In accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), we first calculated the fair value of the warrants issued and then determined the relative value of the Short-Term Notes.

The relative value of the warrants was $298,232, which was the amount recorded as debt discount to the short term notes. The amounts recorded as debt discount were amortized over the one year term, and accreted to interest expense. We estimated the effective interest rate as calculated to be approximately 52% but paid cash at a rate of 2% per annum.

We exercised our right to extend the due date of the Short-Term Notes to June 20, 2015. The extended Short-Term Notes bear at the rate of 3% per annum and required us to issue additional warrants (“Extension Warrants”). We issued 898,842 Extension Warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each Extension Warrant entitles the holder to purchase one share of our common stock at a price of $0.485 per share, may be exercised on a cashless basis and are exercisable for a period of three years.

As discussed above, we accounted for the warrants as per the guidance in ASC 470. The relative value of the Extension Warrants, $164,638, was the amount recorded as the new debt discount. The amounts recorded as debt discount were being amortized over the six-month term of the note, and accreted to interest expense. We estimated the effective interest rate as calculated to be approximately 53% but pay cash at a rate of 3% per annum.

The fair value of the Extension Warrant, $0.23 per share, was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	76.88%
Risk Free interest rate	1.10%
Dividend yield (on common stock)	-%

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

On June 20, 2015, some of the Short-Term Notes were amended again, and some of the Short-Term Notes were redeemed. Short-Term Notes totaling $700,000 were amended to provide for repayment on June 20, 2015 of 50% of the face value, plus accrued interest to that date ($10,500), and extension of the remaining balance until September 20, 2015, and the interest rate on the notes that were extended was adjusted to 10%. The remaining Short-Term Notes were fully redeemed on June 20, 2015. One such note in the amount of $25,000 was redeemed for cash, and one such note in the amount of $50,000 was redeemed for 71,429 shares of our common stock. As a result of the above described amendments and redemptions of the Short-Term Notes, all remaining unamortized debt discount was expensed as of June 20, 2015.

Of the balance of the notes due that were payable on September 20, 2015, one note for $250,000 was repaid on October 1, 2015, and one note to related parties totaling $50,000 were extended until June 30, 2016, with 10% interest.

Interest expenses includes direct interest of $15,068 and $17,644 and amortization of debt discounts of $77,976 and $316,917 for the nine months ended December 31, 2015, and for the year ended March 31, 2015, respectively, for this note.

Note 6. Convertible Notes (Related and Unrelated)

In August 2012, we closed an offering of $440,000 of convertible notes. The notes bear interest at a rate of 12% per annum and were due and payable on September 6, 2013. In addition, the notes were convertible, at any time after the original issue date until the notes are no longer outstanding, into our common stock at a conversion price of $0.372 per share. We also issued 956,519 warrants to the note holders for the right to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $0.46 per share for a term of seven years.

When the convertible notes were due, we settled the notes by repaying $40,000 of the notes in cash, issuing new convertible notes in the amount of $400,000 and received payment for another note in the amount of $20,000. The new notes bear interest at a rate of 12% per annum and were due and payable on September 6, 2015. In addition, the new notes were convertible at any time after the original issue date until the new notes are no longer outstanding, into our common stock at a conversion price of $0.25 per share. We also issued warrants to the new note holders for the right to purchase shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.25 per share. There were 1,680,000 warrants issued. The warrants issued with the original notes were cancelled.

In accordance with the guidance in ASC 470, we first calculated the fair value of the warrants issued and then determined the relative value of the notes and determined that there was a beneficial conversion feature.

The fair value of the warrants, $0.13 per share ($216,531 in the aggregate), was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	85%
Risk Free interest rate	0.91%
Dividend yield (on common stock)	-

The relative value of the warrants to the notes was $142,873, which was the amount recorded as a portion of the debt discount. We also recorded a beneficial conversion feature on the convertible notes of $125,905. The amounts recorded as debt discount are being amortized over the two year term, and accreted to interest expense. We estimated the effective interest rate as calculated to be approximately 74% but will be paying cash at a rate of 12% per annum.

As of December 31, 2015, all debt discount has been amortized.

During September 2015, all of the holders of the convertible notes elected to convert the then outstanding $420,000 of notes, and accumulated interest of $21,955 to our common stock. We issued 1,557,367 shares of our common stock prior to December 31, 2015, and have issued the remaining 210,455 shares after December 31, 2015.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

Interest expenses include direct interest of $21,955 and $50,400 and amortization of debt discount of $95,249 and $132,054 for nine month ended December 31, 2015 and for the year ended March 31, 2015 respectively for this note.

During the nine months ended December 31, 2015, we raised $2,670,000 through the issuance of convertible promissory notes. The notes bear interest at a rate of 10% and mature in one year. In the event we complete an equity financing prior to the maturity date of the notes, the holders shall have the right to convert all outstanding principal and accrued and unpaid interest under the notes into the class of equity issued in such financing on the same terms as the other investors concurrently with the closing of such financing. We also issued 1,335,000 warrants to the note holders for the right to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $1.00 per share for a term of five years. Of the aggregate offering amount, $635,000 of the notes and warrants to purchase up to 317,500 shares of common stock were placed with members of the Company’s management, including officers and directors of the Company, and family members of certain officers and directors.

We elected early adoption of ASU 2015-03, accordingly issuance cost paid has been recorded as debt discount. The following is a breakdown of the convertible promissory note

	December 31, 2015	March 31, 2015
Convertible notes (including related party)	$2,720,000	$420,000
Less: Debt discount (warrant value)	(554,462)	(94,886)
Less: Debt discount (issuance costs paid)	(69,667)	-
	$2,095,871	$325,114

We did not record any discount for beneficial conversion as the conversion terms were unknown at December 31, 2015.

Interest expenses includes direct interest of $26,671 and amortization of debt discount of $52,500 for nine month ended December 31, 2015 for this note.

The fair value of the warrants, $0.586 per share ($782,863 in the aggregate), was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	77.5%
Risk Free interest rate	1.73%
Dividend yield (on common stock)	-

The relative value of the warrants to the notes was $600,629, which was the amount recorded as a portion of the debt discount. The amount recorded as debt discount are being amortized over the one year term of the notes, one years, and accreted to interest expense. We estimated the effective interest rate as calculated to be approximately 34% but will be paying cash at a rate of 10% per annum.

Subsequent to December 31, 2015, we had an equity financing and holders of all of the convertible notes except for $100,000 exercised their right to convert. See Note 14 for additional disclosure.

Note 7. Long term Debt

Long term debt at December 31, 2015 consists of installment agreements on four vehicles maturing on different dates through June 2020. The installment agreements, are with one financial institution and bear no interest. Monthly payments are $1,171 per month.

The annual maturities of long term debt as of December 31, 2015 are as follows:

For years ending December 31,
2016	$14,039
2017	14,051
2018	14,051
2019	14,051
2020	3,839
$60,031

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

Note 8. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which expires on November 7, 2016. The aggregate minimum requirements through December 31, 2016 total $79,587

Note 9. Stockholders’ Equity

During the year ended March 31, 2015, we completed two offerings of common stock units at a price of $0.50 per unit. Each unit consists of one share of common stock and a five-year warrant to purchase one-half (1/2) share of our common stock at an exercise price of $0.60 per share (“Unit” or “Units”). We sold a total of 11,044,000 units representing 11,044,000 shares and warrants to purchase 5,522,000 shares for total consideration of $5,522,000.

The fair value of the warrants, $1,842,613, was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the warrants has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	5
Volatility (based on a comparable company)	100%
Risk Free interest rate	0.36%
Dividend yield (on common stock)	-

During the year ended March 31, 2015, we issued 900,000 shares of common stock to an officer and two employees of the Company for services rendered. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $446,460 was recognized in the statement of operations.

Also during the year ended March 31, 2015, we issued 155,000 shares of our restricted common stock to legal counsel and a consultant to the Company. In accordance with ASC Topic 505, Equity-Based Payments to Non-Employees (“ASC 505”), expense in the amount of $113,845 was recognized in the statement of operations.

Additionally, during the year ended March 31, 2015, we issued 64,100 shares of our Common Stock to a Director. The fair value of the stock was based on the trading value of the shares on the date of grant. The shares vest over a one-year period and are being amortized over that period. The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

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

During the year ended March 31, 2015, we issued 150,000 options to a director of the Company. The exercise price of the options is $0.54 per share, which was the fair market value of the option on the date of grant and is exercisable for a period of 5 years. The options vest on the first anniversary of the issuance, October 14, 2015. The unamortized balance is shown as Unearned Services in the equity section of the Balance Sheet.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

The fair value of the option, $0.3814 per share, ($57,209 in the aggregate) was calculated using the Black-Sholes option pricing model using the following assumptions and is being written off over a one-year period:

Expected life (in years)	5
Volatility (based on a comparable company)	91.8%
Risk Free interest rate	1.45%
Dividend yield (on common stock)	-

During the nine months ended December 31, 2015, we increased our authorized capitalization to 300,000,000 shares of stock, consisting of 295,000,000 shares of common stock, par value $0.000001per share, and 5,000,000 shares of blank check preferred stock, par value $0.000001. During the nine-months ended December 31, 2015, our Board of Directors also unanimously approved and adopted the Barfresh Food Group, Inc. 2015 Equity Incentive Plan (the “Plan”). The maximum number of shares that may be issued pursuant to awards under the Plan is 15,000,000 shares.

During the nine months ended December 31, 2015, we issued 141,477 shares of common stock, valued at $83,000, for services.

During the nine-months ended December 31, 2015 we granted the right to 1,000,000 shares of restricted common stock to a director of the Company who during the period became an officer of the Company. The stock vests 50% on each of the second and third anniversary of the issuance. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $166,667 for the nine months ended December 31, 2015, was recognized in the statement of operations. In addition, we granted the right to 450,000 shares of restricted stock to two other officers in connection with employment agreements entered into during the nine months ended December 31, 2015. In accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), compensation expense in the amount of $78,467 for the nine months ended December 31, 2015 was recognized in the statement of operations.

During the nine months ended December 31, 2015, we issued 1,985,000 options to purchase our common stock to officers and employees of the Company. In addition, we cancelled 10,000 options to purchase our common stock. The exercise price of the options ranged from $0.50 to $0.82 per share, and are exercisable for periods of between 5 and 8 years. The options vest under a variety of vesting schedules. Seventy thousand (70,000) of the options vest on the first anniversary of issuance, 850,000 of the options vest on the second anniversary of issuance, and 870,000 of the options vest on the third anniversary of issuance.

The fair value of the options ($1,345,317 in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below, and are being written off the life of each option.

Expected life (in years)	4.5 to 8
Volatility (based on a comparable company)	78% to 99%
Risk Free interest rate	1.38% to 2.11%
Dividend yield (on common stock)	-

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2015:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding April 1, 2014	800,000	0.50	-	-

Issued	800,000	.45-.54	4.25	-
Cancelled	-	-	-	-
Outstanding March 31, 2015	1,600,000	.45 -.54	4.25	-

Issued	1,985,000	.47 -.87	6.42
Cancelled	(10,000)	.50	7.25
Outstanding December 31, 2015	3,575,000		4.84

Exercisable	1,600,000	.45 - .54	2.53	-

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of December 31, 2015:

	Number of Warrants	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	11,213,332	0.25 - 1.50	1.69	$262,700
Warrants issued in connection with private placement of convertible notes	1,680,000	0.25	1.45	$-
Warrants issued in connection with short-term notes payable	2,190,509	.45	3.23	$64,583
Warrants issued in connection with convertible short-term notes payable	1,310,000	1.00	5	$

Note 11. Income Taxes

Income tax provision (benefit) for the nine months ended December 31, 2015 and the year ended March 31, 2015 is summarized below:

	December 31, 2015	March 31, 2015
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(1,712,000)	(1,015,700)
State	(167,000)	(98,600)
Total deferred	(1,888,000)	(1,114,300)
Increase in valuation allowance	1,888,000	1,114,300

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	December 31, 2015	March 31, 2015
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Effect of net operating loss	(37.3%)	(37.3%)
	-%	-%

Components of the net deferred income tax assets at December 31, 2015 and March 31, 2015 were as follows:

	December 31, 2015	March 31, 2015
Net operating loss carryover	$4,708,800	$2,820,800
Valuation allowance	(4,708,800)	(2,820,800)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $4,708,800 and $2,820,800 allowance at December 31, 2015 and March 31, 2015, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $1,888,000.

As of December 31, 2015, we have a net operating loss carry forward of approximately $12,624,100. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2030	$1,000
2031	$63,800
2032	$345,900
2033	$1,840,300
2034	$2,324,100
2035	$2,987,300
2036	$5,061,700

As of December 31, 2015 we did not have any significant unrecognized uncertain tax positions.

Note 12. Business Segments

During the nine months ended December 31, 2015 and the year ended March 31, 2015, we operate in only one segment and sold to two geographic locations as follows:

	December 31, 2015		March 31, 2015
Australia	$		$6,968
United States		437,272	204,499
		$437,272	$211,467

All of our assets are located in the United States.

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and March 31, 2015

The following is a breakdown of customers representing more than 10% of sales for the nine months ended December 31, 2015:

	Revenue from customer	Percentage of total revenue
Customer A	$373,190	85.3%
Customer B	37,276	8.5%
Customer C	18,144	4.1%
	$428,610	98.0%

The following is a breakdown of customers representing more than 10% of sales for the year ended March 31, 2015:

	Revenue from customer	Percentage of total revenue
Customer A	$58,911	28.0%
Customer B	52,195	24.8%
Customer C	24,234	11.5%
	$135,340	64.3%

Note 13. Transitional Reporting Year – Comparison of audited results for the nine months ended December 31, 2015 to the unaudited results for the nine months ended December 31, 2014.

	2015	2014
		(unaudited)
Revenue	$437,272	$157,834
Cost of revenue	251,300	97,456
Gross profit	185,972	60,378

Operating expenses:
General and administrative	5,666,204	2,058,929
Depreciation and Amortization	135,494	94,823
Total operating expenses	5,801,698	2,153,752

Operating loss	(5,615,726)	(2,093,374)

Other expenses
Interest	296,509	379,279
Loss on extinguishment of debt	7,857	-

Net (loss)	$(5,920,092)	$(2,472,653)

Per share information - basic and fully diluted:
Weighted average shares outstanding	79,149,995	66,281,522
Net (loss) per share	$(0.07)	$(0.04)

Note 14. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except as for the following:

On February 26, 2016 the Company, pursuant to a securities purchase agreement between the Company and certain accredited investors, sold 7,379,371 shares of its common stock (“Shares”) and warrants to purchase up to 3,689,686 Shares (“Warrants”) for aggregate gross proceeds to the Company of $5,903,498. The financing consists of two components: a new equity raise in the amount of $3,270,000 and the conversion into common equity of $2,633,498 of principal and interest of convertible promissory notes previously issued. See discussion in Note 6. The Warrants are exercisable for a term of five-years at a per Share price of $1.00.

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated January 10, 2012 by and among Moving Box Inc., Andreas Wilcken, Jr., Barfresh Inc. and the shareholders of Barfresh Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed January 17, 2012

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed January 17, 2012)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.5	Form of Series PA Warrant (incorporated by reference to Exhibit 4.5 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.6	Form of Series CN Warrant (incorporated by reference to Exhibit 4.6 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.7	Form of Series N Warrant**

4.8	Form of Series E Warrant**

4.9	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed February 16, 2015)

4.10	Form of Note dated December 20, 2013 by Barfresh Food Group Inc. in favor of certain investors (incorporated by reference to Exhibit 4.1 to Form 10Q for the period ending December 31, 2013, as filed February 13, 2014)

5.1	Opinion and Consent of Libertas Law Group, Inc. *

10.1	Form of Registration Rights Agreement dated December 20, 2013 (incorporated by reference to Exhibit 4.2 to Form 10Q for the period ending December 31, 2013, as filed February 13, 2014)

10.2	Intellectual Property Sale Deed by and between National Australia Bank Limited and Barfresh Inc. dated October 15, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q as filed November 20, 2013)

10.3	Agreement of Sale, dated January 10, 2012, by and among Moving Box Inc. and Andreas Wilcken, Jr. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K as filed January 17, 2012)

10.4	Form of Subscription Agreement dated January 10, 2012 by and between Moving Box, Inc. and certain investors. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K as filed January 17, 2012)

10.5	Form of Lock Up Agreement dated January 10, 2012 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K as filed January 17, 2012)

33

10.6	Amendment No. 2, dated January 10, 2012 to Agreement dated March 21, 2010, by and among Moving Box Inc., Moving Box Entertainment LLC, Garrett LLC, Ian McKinnon, Brad Miller, Andreas Wilckin, Jr. and Uptone Pictures, Inc. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, as filed January 17, 2012)

10.7	Investor Release dated January 10, 2012, by and among Moving Box Inc., Andreas Wilcken, Jr., Garrett LLC, Ian McKinnon and Brad Miller (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K as filed January 17, 2012)

10.8	Form of Registration Rights Agreement dated March 13, 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K as filed February 16, 2015)

10.9	Barfresh Food Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed June 30, 2014)+

10.10	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.11	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.12	Executive Employment Agreement by and between Smoothie, Inc. and Joseph M. Cugine dated April 27, 2015 (incorporated by reference to Exhibit 10.12 to Annual Report Form 10-K filed July 7, 2015)+

10.13	Executive Employment Agreement by and between Barfresh Food Group, Inc. and Joseph S. Tesoriero dated May 18, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report Form 10-K filed July 7, 2015)+

21.0	Subsidiaries*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Compensatory plan

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

34