Form 10-Q
period 2016-03-31
BARFRESH FOOD GROUP INC.
filed 2016-05-16
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

[  ] Yes [X] No

As of April 18, 2016, there were 94,601,410 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

March 31, 2016

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,484,036	$1,986,004
Accounts Receivable, Net	233,977	28,596
Inventory	320,781	327,961
Prepaid expenses and other current assets	33,815	30,524
Total current assets	4,072,609	2,373,085
Property, plant and equipment, net of depreciation	1,078,489	688,772
Intangible asset, net of amortization	602,294	617,257
Deposits	17,451	16,451
Total Assets	$5,770,843	$3,695,565

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$255,375	$131,804
Accrued expenses	850,787	236,312
Deferred rent liability	1,298	1,855
Short-term notes payable - related party, net of discount	50,000	50,000
Short-term notes payable, net of discount	50,000	50,000
Convertible note - related party, net of discount	0	119,993
Convertible note, net of discount	225,789	1,975,878
Current portion of long term debt	14,039	14,039
Total current liabilities	1,447,288	2,579,881
Long Term Debt	42,480	45,992
Total liabilities	1,489,768	2,625,873

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	0	0
Common stock, $0.000001 par value; 300,000,000 shares authorized; 94,048,285 and 86,186,453 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	94	86
Additional paid in capital	21,717,267	15,798,338
Accumulated deficit	(17,436,286)	(14,728,732)

Total stockholders’ equity	4,281,075	1,069,692
Total Liabilities and Stockholders’ Equity	$5,770,843	$3,695,565

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three month ended March 31, 2016 and 2015

(Unaudited)

	2016	2015

Revenue	$275,326	$53,633
Cost of revenue	140,735	29,348
Gross profit	134,591	24,285

Operating expenses:
General and administrative	2,574,066	1,152,979
Depreciation and Amortization	46,747	39,398
Total operating expenses	2,620,813	1,192,377

Operating loss	(2,486,222)	(1,168,092)

Other expenses
Interest	221,332	137,736

Net (loss)	$(2,707,554)	$(1,305,828)

Per share information - basic and fully diluted:
Weighted average shares outstanding	89,276,586	66,651,993
Net (loss) per share	$(0.03)	$(0.02)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the three month ended March 31, 2016 and 2015

(Unaudited)

	2016		2015
Net Cash used in operations		$(1,612,451)		$(442,588)

Cash flow from investing activities:
Investment in trademark		(369)		(320)
Purchase of equipment		(421,131)		(49,248)
Sale of equipment		0
Net Cash used in investing activities		(421,500)		(49,568)

Cash flow from financing activities:
Issuance of common stock and warrants for cash		3,269,996		5,036,788
Exercise of Warrant for cash		240,000		-
Exercise of Option for cash		25,500		-
Repayment of long term debt		(3,512)		(1,284)
Net cash used in financing activities		3,531,983		5,035,504

Net increase (decrease) in cash		1,498,032		4,543,348
Cash at beginning of period		1,986,004		821,309
Cash at end of period		$3,484,036		$5,364,657

Supplemental disclosure of cash flow information:
Cash paid for interest		$-		$62,087
Cash paid for income taxes	$		$

Non-cash financial activities
Common Stock issued for services		$50,000		$370,760
Common Stock issued on conversion of note		$2,529,453		$164,638
Common Stock issued on conversion of convertible note		$50,000		$-
Fair value of warrants issued with convertible notes		$50,000		$-

See the accompanying notes to the condensed consolidated financial statements

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at March 31, 2016 and December 31, 2015 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KT for the nine months ended December 31, 2015. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2016 and 2015 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-KT for the nine months ended December 31, 2015.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At March 31, 2016 and 2015 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $23,568 and a credit of $2,061 in research and development expenses for the three-month periods ended March 31, 2016 and 2015, respectively.

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

Note 2. Property Plant and Equipment

Major classes of property and equipment at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$13,604	$13,604
Equipment	738,006	705,782
Leasehold Improvements	3,300	3,300
Vehicle	116,752	116,752
	871,662	839,438
Less: accumulated depreciation	(281,147)	(249,732)
	590,515	589,706
Equipment not yet placed in service	487,974	99,066
Property and equipment, net of depreciation	1,078,489	688,772

We recorded depreciation expense related to these assets of $31,415 and $24,025 for the three-month periods ended March 31, 2016 and 2015, respectively.

Note 3. Intangible Assets

As of March 31, 2016 and December 31, 2015, intangible assets consist primarily of patent costs and trademarks of $760,845 and $760,475, less accumulated amortization of $158,551 and $143,218, respectively.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $15,332 and $15,373 for the three-month periods ended March 31, 2016 and 2015, respectively.

Estimated amortization expense related to the patent as of March 31, 2016 is as follows:

Years Ending December 31,
2016 (9 months remaining)	$45,996
2017	61,328
2018	61,328
2019	61,328
2020	61,328
2021	61,328
Thereafter	249,658
Total	$602,294

Note 4. Related Parties

As disclosed below in Note 5, there remains $50,000 outstanding in a Short-Term Note Payable to a related party, who is a significant shareholder and a director.

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

The relative value of the warrants was $298,232, which was the amount recorded as debt discount to the short term notes. The amounts recorded as debt discount were amortized over the one-year term, and accreted to interest expense. We estimated the effective interest rate as calculated to be approximately 52% but paid cash at a rate of 2% per annum.

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

Of the balance of the notes due that were payable on September 20, 2015, one note for $250,000 was repaid on October 1, 2015, and two notes, one to a related party in the amount of $50,000, and one to an unrelated party in the amount of $50,000, were extended until June 30, 2016, with 10% interest.

For this note, interest expenses includes direct interest of $7,944 and $5,924 for the periods ended March 31, 2016 and 2015, respectively, and amortization of debt discount of $78,327 for the three month period ended March 31, 2015. There was no amortization of debt discount included interest expense for this note during the period ended March 31, 2016.

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

The relative value of the warrants to the notes was $142,873, which was recorded as a portion of the debt discount. We also recorded a beneficial conversion feature on the convertible notes of $125,905. The amounts recorded as debt discount are being amortized over the two-year term, and accreted to interest expense. We estimated the effective interest rate as calculated to be approximately 74% but will be paying cash at a rate of 12% per annum.

All debt discount has been amortized.

During September 2015, all of the holders of the convertible notes elected to convert the then outstanding $420,000 of notes, and accumulated interest of $21,955 to our common stock. We issued 1,767,822 shares of our common stock in conversion of these notes.

During the late 2015, we raised $2,670,000 through the issuance of convertible promissory notes. The notes bore interest at a rate of 10% and matured in one year. Upon completion of an equity financing which occurred during the current quarter, holders of approximately 96% of these notes elected to convert all outstanding principal and accrued and unpaid interest under the notes into the class of equity issued in such financing on the same terms as the other investors concurrently with the closing of such financing. During late 2015 we also issued 1,335,000 warrants to the note holders for the right to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $1.00 per share for a term of five years. Of the aggregate offering amount, $635,000 of the notes and warrants to purchase up to 317,500 shares of common stock were placed with members of the Company’s management, including officers and directors of the Company, and family members of certain officers and directors.

We elected early adoption of ASU 2015-03, accordingly issuance cost paid has been recorded as debt discount. The following is a breakdown of the convertible promissory note

	March 31, 2016	December 31, 2015
Convertible notes (including related party)	$250,000	$2,720,000
Less: Debt discount (warrant value)	(24,211)	(564,462)
Less: Debt discount (issuance costs paid)	-	(69,667)
	$225,789	$2,095,871

We did not record any discount for beneficial conversion as the conversion terms were unknown at the time of issuance. The conversion price was set during the February 2016 equity transaction. At that time the Company evaluated whether a beneficial conversion feature should have been recorded, and concluded that so such beneficial conversion feature needed to be recorded.

The fair value of the warrants, $0.586 per share ($782,863 in the aggregate), was calculated using the Black-Sholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	77.5%
Risk Free interest rate	1.73%
Dividend yield (on common stock)	-

The relative value of the warrants to the notes was $600,629, which was the amount recorded as a portion of the debt discount. The amount recorded as debt discount are being amortized over the one-year term of the notes, one years, and accreted to interest expense. We estimated the effective interest rate as calculated to be approximately 34% but will be paying cash at a rate of 10% per annum.

Note 7. Long term Debt

Long term debt at March 31, 2016 consists of installment agreements on four vehicles maturing on different dates through June 2020. The installment agreements, are with one financial institution and bear no interest. Monthly payments are $1,171 per month.

The annual maturities of long term debt as of March 31, 2016 are as follows:

For years ending December 31,
2016	$14,039
2017	14,051
2018	14,051
2019	13,086
2020	1,292
$56,519

Note 8. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which expires on November 7, 2016. The aggregate minimum requirements through December 31, 2016 total $54,529

Note 9. Stockholders’ Equity

During the three months ended March 31, 2016 pursuant to a securities purchase agreement between us and certain accredited investors, we sold 7,186,817 shares of our common stock (“Shares”) and warrants to purchase up to 3,593,408 Shares (“Warrants”) for aggregate gross proceeds to us of $5,749,454. The financing consists of two components: a new equity raise in the amount of $3,270,000 and the conversion into common equity of $2,479,456 of principal and interest of convertible promissory notes previously issued. An additional $154,044 of the previously issued convertible promissory note had committed to the conversion prior to March 31, 2016 and subsequent to March 31, 2016 an additional 192,554 shares have been issued bringing the total number of shares sold to 7,379,371, the total warrants issued to 3,689,686 and the aggregate gross proceeds to $5,903,498. See discussion in Note 6. The Warrants are exercisable for a term of five-years at a per Share price of $1.00.

The fair value of the warrants, $1,886,327, was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The fair value of the warrants has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	5
Volatility (based on a comparable company)	78.12%
Risk Free interest rate	1.23%
Dividend yield (on common stock)	-

In addition, we had previously recorded debt discount on the convertible promissory note discussed above. As a result of the conversion we wrote off the remaining balance, $440,201, against additional paid in capital.

Also, during the three months ended March 31, 2016, we issued 210,455 shares of our common stock upon the conversion of outstanding convertible debt, not included in the equity raise described above, representing $50,000 in principal and $2,613.70 in interest.

During the three months ended March 31, 2016, the holder of warrants to purchase shares of common stock exercised their rights and purchased 400,000 shares of common stock for an aggregate price of $240,000.

Also during the three months ended March 31, 2016 we issued 64,599 shares of stock to a member of our board of directors in lieu of $50,000 in director fees due. We valued the shares based on the trading value on the date issued.

During the three months ended March 31, 2016, we issued 45,000 options to purchase our common stock to employees of the Company. The exercise price of the options ranged from $0.81 to $0.83 per share, and are exercisable for a period of 8 years and vest on the third anniversary of issuance.

The fair value of the options ($23,928 in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below, and are being expensed over the vesting period of each option.

Expected life (in years)	5.5
Volatility (based on a comparable company)	76% to 77%
Risk Free interest rate	1.49% to 1.73%
Dividend yield (on common stock)	-

The total amount of equity based compensation for the three months ended March 31, 2016 included in additional paid in capital was $244,789.

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2016:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding December 31, 2015	3,575,000	0.50	-	210,000

Issued	45,000	0.81-0.83	7.87	-
Cancelled	-	-	-	-
Exercised	(50,000)	0.51
Outstanding March 31, 2016	3,570,000	0.45 -0.87	5.19	210,000

Exercisable	1,570,000	0.45 -0.56	2.69	-

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of March 31, 2016:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	16,934,241	$0.25 - 1.50	1.97	$1,590,567
Warrants issued in connection with private placement of convertible notes	1,680,000	$0.25	0.44	$-
Warrants issued in connection with short-term notes payable	3,525,509	$0.45-$0.485	3.24	$64,583

Warrants issued for services	300,000	$.025	0.67

During the three-month period ended March, 2016 holders of 450,000 warrants to purchase shares of our common stock elected to exercise those warrants. We issued 450,000 shares of our common stock in exchange for the warrants and we received $264,500.

Note 11. Interest Expense

Interest expense includes direct interest of $56,010 and $18,766 for the three month periods ended March 31, 2016 and 2015, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition, as more fully described in Notes 4 and 5 above, interest expense includes non-cash amortization of the debt discount of $165,322 and $118,970 for the three months ended March 31, 2016 and 2015, respectively.

Note 12. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2016 the estimated effective tax rate for the year will be zero.

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

For the three months ended March 31, 2016 and 2015, we did not have any interest and penalties associated with tax positions. As of March 31, 2016 we did not have any significant unrecognized uncertain tax positions.

Note 13. Business Segments

During the three months ended March 31, 2016 and 2015, we operated in only one business segment.

Note 14. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

During the nine-month period ended December 31, 2015 we changed our year end from March 31 to December 31, 2015. As a result, our 2015 fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2015 (“Transition Period”).

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

In addition to the National Accounts, the Company sells to food distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. All Barfresh products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi- unit chain operators nominated distributor for our products.

The Company is one of five vendors that was named to Sysco’s “Cutting Edge Solution” (“CES”) Platform during March of 2016. As part of this platform, our products will receive national advertising and marketing, and will be considered a core product. All 72 of SYSCO’s Operating Companies (“OPCO”) will participate in the CES program, and will be evaluated on their success in moving the CES products. As a direct result the Company now has its products in all 70 of SYSCO’s mainland U.S. Opco’s.

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

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-KT for the year ended December 31, 2015, as updated by Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-KT for the year ended December 31, 2015, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference

Results of Operations

Results of Operation for Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015.

(References to 2016 and 2015 are to the three months ended March 31, 2016 and 2015, respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue increased $221,693 (413%) from $53,633 in 2015 to $275,326 in 2016. The increase in revenue is a result of the rollout of our product during the first quarter of 2016 to all 70 of Sysco’s U.S. mainland distribution centers. During the quarter ended March 31, 2015, our product was distributed through 20 of Sysco’s distribution centers. We expect to have our product in all of Sysco’s 72 distribution locations during calendar year 2016.

Cost of revenue for 2016 was $140,735 as compared to $29,348 in 2015. Our gross profit was $134,591 (48.88%) and $24,285 (45.28%) for 2016 and 2015, respectively. During the first quarter of 2016, we increased our selling price by approximately 8%. Revenue in both 2016 and 2015 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We anticipate that our gross profit percentage for the remainder of 2016 will be comparable to the percentage for the current quarter.

Operating expenses

Our operations during 2016 and 2015 were primarily directed towards increasing sales and expanding our distribution network. During the current quarter we increased our operating expenses as a result of adding personnel to our sales force to facilitate the nationwide roll-out of our product throughout all of Sysco’s mainland U.S. distribution centers. We do not anticipate any further significant increases to personnel related selling costs during 2016,

Our general and administrative expenses increased $1,421,087 (123%) from $1,152,979 in 2015 to $2,574,066 in 2016, as our business grew. The following is a breakdown of our general and administrative expenses for the three months ended March 31, 2016 and 2015:

	Three months ended March 31
	2016	2015	Difference
Personnel costs	$1,557,304	$299,010	$1,258,294
Stock based compensation/options	244,789	340,230	(95,441)
Legal and professional fees	151,400	88,170	63,230
Travel	136,758	96,721	40,037
Rent	22,947	32,414	(9,467)
Marketing and selling	94,015	79,514	14,501
Consulting fees	81,592	93,104	(11,512)
Director’s fees	25,000	(11,008)	36,008
Research and Development	23,568	(2,061)	25,629
Shipping and Storage	85,960	13,248	72,712
Other	150,733	123,637	27,096
	$2,574,066	$1,152,979	$1,421,087

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $1,258,294 (421%) from $299,010 to $1,557,304. We have significantly increased our sales staff primarily as a result of the national roll-out of our distribution agreement with Sysco. We currently have 44 full time employees compared to 11 at the end of the year ago period. Personnel costs for the current period also include an accrual for our annual incentive plans, which was not reflected in the year ago period. We anticipate that personnel costs will not significantly increase in the balance of 2016 as our current sales personnel staffing fully supports the nation-wide roll-out of the Sysco distribution agreement and the PepsiCo sales agreement.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. During the three months ended March 31, 2016, we granted 45,000 options to purchase shares of our common stock to employees. The exercise prices range from $0.81 to $0.83. The fair value of the stock was based on the trading value of the shares on the date of grant and are being amortized over the vesting period. The fair value of the stock options was calculated using the Black-Sholes model using the following assumptions: expected life in years, 8; volatility, 98.7% to 99%; risk free rate of return, 1.64% to 2.11%, and no annual dividends and are being amortized over the vesting period. We anticipate making additional grants in the future. Certain grants that were made in 2015 had shorter vesting periods than the grants that were made during 2016, resulting in higher expense within the earlier period.

Legal and professional fees increased $ 63,230 (72%) from $88,170 in 2015 to $ 151,400 in 2016. The increase was primarily due to increased legal services required as a result of increased business and financing activity. We anticipate legal fees related to our business and financing activities to increase as our business grows.

Travel expenses increased $40,037 (41%) from $96,721 in 2015 to $136,758 in 2016. The increase is due to increased travel related to increased personnel engaging in selling and marketing activities. We anticipate that travel cost for the balance of 2016 will remain comparable to that of the first quarter.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $7,600 per month. The lease on the office commenced in November 8, 2014 and expires in November 2016. Rent expense also includes monthly parking fees as well as an offsite storage facilities.

Marketing and selling expenses increased $14,501 (18%) from $79,514 in 2015 to $94,015 in 2016. The increase relates primarily to the increase in overall sales and marketing activities, including increased spending for point of sale material. We anticipate a continued increase in these costs as our business continues to grow.

Consulting fees decreased $11,512 (12%) from $93,104 in 2015 to $81,592 in 2016. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable.

Director fees increased $36,008 (327%) from a credit of $11,008 in 2015 to an expense of $25,000 in 2016. The credit in the year ago period was due to reversal of over accrued director’s fees. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $25,629, from a credit of 2,061 in 2015 to an expense of $23,568 in 2016. The higher expense in 2016 was attributable to costs incurred to finalize customized test flavors for certain national accounts.

Shipping and storage expense increased from $13,248 in 2015 to $85,960 in 2016, an increase of 548%. The higher expense in 2016 is due to costs incurred to better position inventory for the national roll-out with Sysco. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $ $2,486,222 and $1,168,092 for 2016 and 2015, respectively.

Interest expense increased $83,596 (61%) from $137,736 in 2015 to $221,332 in 2016. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, which were partially repaid during June of 2015. The stated interest rate on the convertible debt is 10%. After giving effect to the debt discount the effective rate of interest on the short term debt is estimated to be approximately 40% and approximately 74% on the convertible notes. Interest expense includes direct interest of $56,010 and $18,766 for 2016 and 2015, respectively, calculated based on the interest rates stated in our various debt instruments. In addition, interest expense includes non-cash amortization of the debt discount of $165,322 and $118,970 for 2016 and 2015, respectively

We had net losses of $2,707,554 and $1,305,828 in 2016 and 2015, respectively.

Liquidity and Capital Resources

During the three months ended March 31, 2016 we used cash for operations of $ $1,612,451, and also purchased equipment for $421,131. In addition we used $3,512 to repay debt.

During the three months ended March 31, 2015 we used $442,588 of cash for operations, and $49,248 for the purchase of equipment.

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

The aggregate minimum requirements under non-cancelable leases as of March 31, 2016 is $54,529.

Of the balance of the notes due that were payable on September 20, 2015, one note for $250,000 was repaid on October 1, 2015, and two notes, one to a related party in the amount of $50,000, and one to an unrelated party in the amount of $50,000, were extended until June 30, 2016, with 10% interest.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016.

Management has identified the following material weaknesses in our internal control over financial reporting:

●	We established an audit committee during June 30, 2015. We are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert”, as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards. It is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal control.

●	We do not have a majority of independent directors on our board of directors, which may result in ineffective oversight in the establishment and monitoring of our internal control.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal controls over financial reporting.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016 we granted 45,000 options to purchase shares of our common stock to officers, directors and employees. The exercise prices range from $0.81 to $0.83. These issuance of securities were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) for transaction of an issuer not involving a public offering.

During the period covered by this report, the Company issued 7,379,371 shares of common stock that were reported on a Current Report on Form 8-K. These issuance were made pursuant to a private placement transaction pursuant to exemption from registration under Rule 506(b), as promulgated under Regulation D of the Securities Act.

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

BARFRESH FOOD GROUP INC.

Date: May 16, 2016	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer (Principal Financial Officer)

