Form 10-Q
period 2016-06-30
BARFRESH FOOD GROUP INC.
filed 2016-08-15
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

[  ] Yes [X] No

As of August 4, 2016, there were 95,157,137 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Consolidated Balance Sheets

June 30, 2016

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,305,126	$1,986,004
Accounts Receivable	318,874	28,596
Inventory	265,189	327,961
Prepaid expenses and other current assets	61,355	30,524
Total current assets	1,950,544	2,373,085
Property, plant and equipment, net of depreciation	1,390,568	688,772
Intangible asset, net of amortization	611,891	617,257
Deposits	17,451	16,451
Total Assets	$3,970,454	$3,695,565

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$380,821	$131,804
Accrued expenses	800,772	236,312
Deferred rent liability	742	1,855
Short-term notes payable - related party, net of discount	50,000	50,000
Short-term notes payable, net of discount	50,000	50,000
Convertible note-related party, net of discount	-	119,993
Convertible note, net of discount	234,045	1,975,878
Current portion of long term debt	11,378	14,039
Total current liabilities	1,527,758	2,579,881
Long Term Debt, net of current portion	30,984	45,992
Total liabilities	1,558,742	2,625,873

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 94,714,583 and 86,186,453 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	95	86
Additional paid in capital	22,357,518	15,798,338
Accumulated deficit	(19,945,901)	(14,728,731)
Total stockholders’ equity	2,411,712	1,069,693
Total Liabilities and Stockholders’ Equity	$3,970,454	$3,695,566

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2016 and June 30, 2015

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Revenue	$559,172	$168,099	$834,497	$221,732
Cost of revenue	277,934	90,202	418,670	119,550
Gross profit	281,238	77,897	415,827	102,182

Operating expenses:
General and administrative	2,724,652	1,614,587	5,298,717	2,767,566
Depreciation Amortization	52,059	45,048	98,807	84,446
Total operating expenses	2,776,711	1,659,635	5,397,524	2,852,012

Operating loss	(2,495,473)	(1,581,738)	(4,981,697)	(2,749,830)

Other expenses
Interest	14,142	147,741	235,473	285,477

Net (loss)	$(2,509,615)	$(1,729,479)	$(5,217,170)	$(3,035,307)

Per share information - basic and fully diluted:
Weighted average shares outstanding	94,635,203	77,880,413	91,955,895	73,219,231
Net (loss) per share	$(0.03)	$(0.02)	$(0.06)	$(0.04)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Net Cash used in operations	$(3,728,465)	$(2,435,727)

Cash flow from investing activities:
Investment in trademark	(25,343)	(320)
Purchase of equipment	(796,270)	(137,803)
Sale of equipment	26,374	9,957

Net Cash used in investing activities	(795,239)	(128,166)

Cash flow from financing activities:
Issuance of common stock and warrants for cash	3,569,995	5,277,489
Exercise of Warrant for cash	265,000	0
Exercise of Option for cash	25,500	313,550
Repayment of Short Term Notes payable	-	(75,000)
Repayment of Short Term Notes-related party	-	(300,000)
Repayment of long term debt	(17,669)	13,653
Net cash used in financing activities	3,842,826	5,229,692

Net increase (decrease) in cash	(680,878)	2,665,799
Cash at beginning of period	1,986,004	821,309
Cash at end of period	$1,305,126	$3,487,108

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,143	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities
Common Stock issued for services	$95,000	$313,549
Common Stock issued on conversion of note	$2,529,453	$-
Common Stock issued on conversion of convertible note	$50,000	$57,857
Fair value of warrants issued with convertible notes	$50,000	$-

See the accompanying notes to the condensed consolidated financial statements

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at June 30, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KT for the nine months ended December 31, 2015. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2016 and 2015 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-KT for the nine months ended December 31, 2015.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At June 30, 2016 and 2015 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred credit of $8,335 in a prior period relates to credit received for refund and $0 in research and development expenses for the three-month periods ended June 30, 2016 and 2015, respectively, and $15,233 and credit of $2,061 in a prior period relates to credit received in research and development expenses for the six-month periods ended June 30, 2016 and 2015, respectively.

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

Note 2. Property Plant and Equipment

Major classes of property and equipment at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Furniture and fixtures	$13,604	$13,604
Equipment	797,518	705,782
Leasehold Improvement	3,300	3,300
Vehicle	90,378	116,752
	904,800	839,438
Less: accumulated depreciation	(317,830)	(249,732)
	586,970	589,706
Equipment not yet placed in service	803,598	99,066
Property and equipment, net of depreciation	$1,390,568	$688,772

We recorded depreciation expense related to these assets of $36,683 and $29,675 for the three-months ended June 30, 2016 and 2015, respectively and $68,098 and $53,700 for the six-months ended June 30, 2016 and 2015, respectively.

Note 3. Intangible Assets

As of June 30, 2016 and December 31, 2015, intangible assets consist primarily of patent costs and trademarks of $785,818 and $760,475, less accumulated amortization of $173,927 and $143,218, respectively.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is August, 2025. The amount charged to expenses for amortization of the patent costs was $15,332 and $15,373 for the three-month periods ended June 30, 2016 and 2015, respectively, and $30,708 and $30,746 for the six-month periods ended June 30, 2016 and 2015, respectively.

Estimated amortization expense related to the patent as of June 30, 2016 is as follows:

Years Ending December 31,
2016 (6 months remaining)	$30,797
2017	61,595
2018	61,595
2019	61,595
2020	61,595
2021	61,595
Thereafter	273,119
Total	$611,891

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

Of the balance of the notes due that were payable on September 20, 2015, one note for $250,000 was repaid on October 1, 2015, and two notes, one to a related party in the amount of $50,000, and one to an unrelated party in the amount of $50,000, were extended until October 31, 2016, with 10% interest.

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

The relative value of the warrants to the notes was $142,873, which was recorded as a portion of the debt discount. We also recorded a beneficial conversion feature on the convertible notes of $125,905. The amounts recorded as debt discount are being amortized over the two- year term, and accreted to interest expense. We estimated the effective interest rate as calculated to be approximately 74% but will be paying cash at a rate of 12% per annum.

All debt discount has been amortized.

During September 2015, all of the holders of the convertible notes elected to convert the then outstanding $420,000 of notes, and accumulated interest of $21,955 to our common stock. We issued 1,767,822 shares of our common stock in conversion of these notes.

During late 2015, we raised $2,670,000 through the issuance of convertible promissory notes. The notes bore interest at a rate of 10% and matured in one year. Upon completion of an equity financing which occurred during the current quarter, holders of approximately 96% of these notes elected to convert all outstanding principal and accrued and unpaid interest under the notes into the class of equity issued in such financing on the same terms as the other investors concurrently with the closing of such financing. During late 2015 we also issued 1,335,000 warrants to the note holders for the right to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $1.00 per share for a term of five years. Of the aggregate offering amount, $635,000 of the notes and warrants to purchase up to 317,500 shares of common stock were placed with members of the Company’s management, including officers and directors of the Company, and family members of certain officers and directors.

We elected early adoption of ASU 2015-03, accordingly issuance cost paid has been recorded as debt discount. The following is a breakdown of the convertible promissory note

	June 30, 2016	December 31, 2015
Convertible notes (including related party)	250,000	2,720,000
Less: Debt discount (warrant value)	(15,955)	(564,462)
Less: Debt discount (issuance costs paid)	-	(69,667)
	$234,045	$2,085,871

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

Note 7. Long term Debt

Long term debt at June 30, 2016 consists of installment agreements on three vehicles maturing on different dates through June 2020. The installment agreements, are with one financial institution and bear no interest. Monthly payments are $949 per month.

The annual maturities of long term debt as of June 30, 2016 are as follows:

For years ending December 31,
2016	$5,689
2017	11,390
2018	11,390
2019	11,390
2020	2,503
Total	$42,362

Note 8. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which will expire on November 7, 2016.

The aggregate minimum requirements under non-cancelable leases as of June 30, 2016 is $31,200.

Note 9. Stockholders’ Equity

During the six months ended June 30, 2016 pursuant to a securities purchase agreement between us and certain accredited investors, we sold 7,561,818 shares of our common stock (“Shares”) and warrants to purchase up to 3,780,909 Shares (“Warrants”) for aggregate gross proceeds to us of $6,049,456. The financing consists of two components: a new equity raise in the amount of $3, 570,000 and the conversion into common equity of $2, 479,456 of principal and interest of convertible promissory notes previously issued. See discussion in Note 6.

The Warrants are exercisable for a term of five-years at a per Share price of $1.00.

The fair value of the warrants, $2,012,168, was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The fair value of the warrants has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	5
Volatility (based on a comparable company)	78.12%
Risk Free interest rate	1.23%
Dividend yield (on common stock)	-

In addition, we had previously recorded debt discount on the convertible promissory note discussed above. As a result of the conversion we wrote off the remaining balance, $443,422, against additional paid in capital.

Also, during the six months ended June 30, 2016, we issued 210,455 shares of our common stock upon the conversion of outstanding convertible debt, not included in the equity raise described above, representing $50,000 in principal and $2,613.70 in interest.

During the six months ended June 30, 2016, the holder of warrants to purchase shares of common stock exercised their rights and purchased 500,000 shares of common stock for an aggregate price of $265,000. In addition the holders of 100,000 warrants exercised their right to a cash-less conversion and received 80,420 shares.

Also during the six months ended June 30, 2016 we issued 64,599 shares of stock to a member of our board of directors in lieu of $50,000 in director fees due and 60,878 shares of common stock in lieu of cash for legal fees. We valued the shares based on the trading value on the date issued.

In addition during the 6 months ended June 30, 2016 we issued 50,000 shares of stock at a price of $0.51 per share in exchange for outstanding options.

During the six months ended June 30, 2016, we issued 1,262,000 options to purchase our common stock to employees of the Company. The exercise price of the options ranged from $0.6129 to $0.83 per share, and are exercisable for a period of 8 years and vest on the third anniversary of issuance.

The fair value of the options ($528,280 in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below, and are being expensed over the vesting period of each option.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	75.81% to 77.31%
Risk Free interest rate	1.49% to 1.73%
Dividend yield (on common stock)	-

The total amount of equity based compensation for the three and six month periods ended June 30, 2016 included in additional paid in capital was $270,252 and $515,041, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2016:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding December 31, 2015	3,575,000	0.50	-	210,000

Issued	1,262,000	0.61-0.83	7.91	-
Cancelled	-	-	-	-
Exercised	(50,000)	0.51
Outstanding June 30, 2016	4,787,000	0.45 -0.87	5.88	210,000

Exercisable	1,580,000	0.45 -0.80	2.47	-

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of June 30, 2016:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	17,025,464	$0.25 - 1.50	1.94	$1,590,567
Warrants issued in connection with private placement of convertible notes	1,680,000	$0.25	0.44	$-
Warrants issued in connection with short-term notes payable	3,525,509	$0.45-$0.485	2.99	$64,583

Warrants issued for services	300,000	$.025	0.42

During the six-month period ended June 30, 2016 holders of 600,000 warrants to purchase shares of our common stock elected to exercise those warrants. We issued 480,420 shares of our common stock in exchange for the warrants and we received $240,000.

Note 11. Interest Expense

Interest expense includes direct interest of $5,887 and $17,661 for the three month periods ended June 30, 2016 and 2015, respectively, and $61,897 and $36,427 for the six month periods ended June 30, 2016 and 2015, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition, as more fully described in Notes 5 and 6 above, interest expense includes non-cash amortization of the debt discount of $8,256 and $129,303 for the three months ended June 30, 2016 and 2015, respectively and $173,578 and $246,967 for the six months ended June 30, 2016 and 2015, respectively.

Note 12. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2016 the estimated effective tax rate for the year will be zero.

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

For the six month periods ended June 30, 2016 and 2015, we did not have any interest and penalties associated with tax positions. As of June 30, 2016 we did not have any significant unrecognized uncertain tax positions.

Note 11. Business Segments

During the six-month periods ended June 30, 2016 and 2015, we operated in only one business segment.

Note 12. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

Domestic and international patents and patents pending are owned by Barfresh, as well as related trademarks for all of the products. In November 2011, the Company acquired the patent rights in the United States and Canada. The Canadian patent has been granted and the United States Patent and Trademark Office has notified the company that its US patent application has been approved and will be granted. On October 15, 2013, the Company acquired all of the related international patent rights, which were filed pursuant to the Patent Cooperation Treaty and have been granted in 13 jurisdictions. Once the US patent is granted, Barfresh will have patents granted in a total of sixteen countries. The patents are pending in the remainder of the jurisdictions that have signed the treaty. In addition, on October 15, 2013, the Company purchased all of the trademarks related to the patented products.

The Company conducts sales through two channels: National Accounts, and through an exclusive nationwide distribution agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into during July 2014.

The process of obtaining sales orders for National Accounts generally follows several steps, including product demonstration, product testing, and exclusive flavor development for the larger National Accounts. We are currently in various stages of product development and testing with National Accounts representing over 37,000 restaurant locations.

The Company recently launched in market tests with several major National Key Accounts, and is focused on moving from in-market tests to national roll-out.

On July 6th, 2016, the Company announced that it had signed a supply agreement with a major global on-site foodservice operator. The agreement, which marked the culmination of a successful in market test conducted at several locations, makes Barfresh’s suite of blended beverages available across the customer’s diverse customer base in its education, healthcare, sports and entertainment, and business and government channels, in the US and Canada, representing over 2,000 potential customer accounts.

In addition to the National Accounts, the Company sells to food distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. All Barfresh products are included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi- unit chain operators nominated distributor for our products.

The Company is one of five vendors that was named to Sysco’s “Cutting Edge Solution” (“CES”) Platform during March of 2016. As part of this platform, our products are receiving national advertising and marketing, and are considered a core product. All 72 of SYSCO’s Operating Companies (“OPCO”) will participate in the CES program, and will be evaluated on their success in moving the CES products. As a direct result the Company now has its products in all 70 of SYSCO’s mainland U.S. Opco’s. Primarily as a result of the national roll-out of Barfresh’s products in the SYSCO distribution system, revenue during the first half of 2016 grew to $834,497 from $221,732 in the first half of 2015. Barfresh continues to work closely with SYSCO to leverage new national promotional and marketing opportunities, in addition to the CES platform.

On October 26, 2015, Barfresh signed an agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products is included as part of PepsiCo’s offerings to its significant customer base. The agreement facilitates access to potential National customer accounts, through introductions provided by PepsiCo’s one-thousand plus person foodservice sales team. Barfresh products have become part of PepsiCo’s customer presentations at national trade shows and similar venues.

Finally, the Company intends to monetize the international patents outside of the current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or internal sales personnel. The Company will also consider entering into some form of license or royalty agreements with third parties.

Barfresh currently utilizes contract manufacturers to manufacture all of the products in the United States. Production lines are currently operational at two locations. The first is in our Salt Lake City contract manufacturer location, which currently produces products sold to existing customers. Currently annual production capacity with this contract manufacturer is 14 million units per year. The second location is with Yarnell Operations, LLC, a subsidiary of Schulze and Burch, located in Arkansas. The Yarnell’s agreement, which was signed during February of 2016, secures additional production capacity ahead of expected dramatic sales growth in 2016. Barfresh will have the capacity to ramp up to an incremental production capacity of 100 million units through this agreement. Yarnell’s began shipping product for Barfresh during June of this year. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

Although there currently is not a contract in place with any suppliers for the raw materials needed to manufacture our products, there are a significant number of sources available and the company does not anticipate becoming dependent on any one supplier. As demand for the range of our products grows, we plan to contract a level of raw material requirements to ensure continuity of supply.

Currently we have 48 employees and 5 consultants. There are currently 35 employees and 1 consultant selling our products. We have recently hired additional employees, particularly in the sales area, as we roll out our products to all 72 Sysco distribution centers.

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

Results of Operation for Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015.

(References to 2016 and 2015 are to the three months ended March 31, 2016 and 2015, respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue increased $391,073 (233%) from $168,099 in 2015 to $559,172 in 2016. The increase in revenue is a result of the continuation of the national rollout of our product during the first quarter of 2016 to all 72 of Sysco’s U.S. mainland distribution centers. During the quarter ended June 30, 2015, our product was distributed through 20 of Sysco’s distribution centers. We now have our product in all of Sysco’s 72 distribution locations.

Cost of revenue for 2016 was $277,934 as compared to $90,202 in 2015. Our gross profit was $281,238 (50%) and $77,897 (46%) for 2016 and 2015, respectively. Revenue in both 2016 and 2015 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We anticipate that our gross profit percentage for the remainder of 2016 will be comparable to the percentage for the current quarter.

Operating expenses

Our operations during 2016 and 2015 were primarily directed towards increasing sales and expanding our distribution network. During the first quarter we increased our operating expenses as a result of adding personnel to our sales force to facilitate the nationwide roll-out of our product throughout all of Sysco’s mainland U.S. distribution centers. We do not anticipate any further significant increases to personnel related selling costs during 2016.

Our general and administrative expenses increased $1,110,065 (69%) from $1,614,587 in 2015 to $2,724,652 in 2016, as our business continued to grow. The following is a breakdown of our general and administrative expenses for the three months ended June 30, 2016 and 2015:

	three months ended June 30	three months ended June 30,
	2016	2015	Difference
Personnel costs	$1,506,934	$735,154	$771,780
Stock based compensation/options	270,252	168,342	101,910
Legal and professional fees	81,639	77,532	4,107
Travel	153,229	131,656	21,573
Rent	26,500	33,133	(6,633)
Marketing and selling	209,393	313,267	(103,874)
Consulting fees	93,320	30,001	63,319
Director fees	25,000	-	25,000
Research and development	(8,335)	-	(8,335)
Shipping and Storage	119,892	46,585	73,307
Other expenses	246,828	78,917	167,911
	$2,724,652	$1,614,587	$1,110,065

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $771,780 (105%) from $735,154 to $1,506,934. During the first quarter of this year we significantly increased our sales staff primarily as a result of the national roll-out of our distribution agreement with Sysco. We currently have 48 full time employees compared to 25 at the end of the year ago period. Personnel costs for the current period also include an accrual for our annual incentive plans, which was not reflected in the year ago period. We anticipate that personnel costs will not significantly increase in the balance of 2016 as our current sales personnel staffing fully supports the nation-wide roll-out of the Sysco distribution agreement and the PepsiCo sales agreement.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. During the three months ended June 30, 2016, we granted 1,217,000 options to purchase shares of our common stock to employees. The exercise prices range from .6129 cents to .76 cents. The fair value of the stock was based on the trading value of the shares on the date of grant and are being amortized over the vesting period. The fair value of the stock options was calculated using the Black-Sholes model using the following assumptions: expected life in years, 8; volatility, 75.46% to 80.31%; risk free rate of return, 1.24% to 1.39%, and no annual dividends and are being amortized over the vesting period. We anticipate making additional grants in the future. Certain grants that were made in 2015 had shorter vesting periods than the grants that were made during 2016. However, a higher overall number of stock options was granted during the current period, resulting in higher expense within the current period.

Legal and professional fees increased $ 4,107 (5%) from $77,532 in 2015 to $ 81,639 in 2016. The increase was primarily due to increased legal services required as a result of increased business and financing activity. We anticipate legal fees related to our business and financing activities to increase as our business grows.

Travel expenses increased $21,573 (16%) from $131,656 in 2015 to $153,229 in 2016. The increase is due to increased travel related to increased personnel engaging in selling and marketing activities. We anticipate that travel cost for the balance of 2016 will remain comparable to that of the current quarter.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $8,833 per month. The lease on the office commenced in November 8, 2014 and expires in November 2016. Rent expense also includes monthly parking fees as well as an offsite storage facilities.

Marketing and selling expenses decreased $103,874 (33%) from $313,267 in 2015 to $209,393 in 2016. The decrease relates primarily to re-classifying certain expenses categorized as marketing and selling in the period ended June 30, 2015, to personnel expense in the period ending June 30, 2016.

Consulting fees increased $63,319 (211%) from $30,001 in 2015 to $93,320 in 2016. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable.

Director fees of $25,000 were accrued during the period ended June 30, 2016, however no director fees were accrued during the period ending June 30, 2015. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased during the current period. The lower expense in 2016 was attributable to certain credits granted during the current period for costs incurred in the prior period related to finalizing customized test flavors for certain national accounts.

Shipping and storage expense increased $73,307 or 157%, from $46,585 in 2015 to $119,892 in 2016. The higher expense in 2016 is due to costs incurred to better position inventory for the national roll-out with Sysco. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $ $2,495,473 and $1,581,738 for 2016 and 2015, respectively.

Interest expense decreased $133,599 (90%) from $147,741 in 2015 to $14,142 in 2016. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, which were partially repaid during June of 2015. The stated interest rate on the convertible debt is 10%.

We had net losses of $2,509,615 and $1,729,479 in 2016 and 2015, respectively.

Results of Operation for Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015.

(References to 2016 and 2015 are to the six months ended June 30, 2016 and 2015, respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue increased $612,765 (276%) from $221,732 in 2015 to $834,497 in 2016. The increase in revenue is a result of the continuation of the national rollout of our product during the first quarter of 2016 to all 72 of Sysco’s U.S. mainland distribution centers. During the six months ended June 30, 2015, our product was distributed through 20 of Sysco’s distribution centers. We now have our product in all of Sysco’s 72 distribution locations.

Cost of revenue for 2016 was $418,670 as compared to $119,550 in 2015. Our gross profit was $415,827 (50%) and $102,182 (46%) for 2016 and 2015, respectively. Revenue in both 2016 and 2015 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We anticipate that our gross profit percentage for the remainder of 2016 will be comparable to the percentage for the current period.

Operating expenses

Our operations during 2016 and 2015 were primarily directed towards increasing sales and expanding our distribution network. During the first quarter we increased our operating expenses as a result of adding personnel to our sales force to facilitate the nationwide roll-out of our product throughout all of Sysco’s mainland U.S. distribution centers. We do not anticipate any further significant increases to personnel related selling costs during 2016.

Our general and administrative expenses increased $2,531,151 (91%) from $2,767,566 in 2015 to $5,298,717 in 2016, as our business grew. The following is a breakdown of our general and administrative expenses for the six months ended June 30, 2016 and 2015:

	six months ended June 30	six months ended |June 30,
	2016	2015	Difference
Personnel costs	$3,064,238	$1,058,320	$2,005,918
Stock based compensation/options	515,041	508,522	6,519
Legal and professional fees	233,039	120,460	112,579
Travel	289,987	224,666	65,321
Rent	41,947	34,580	7,367
Marketing and selling	325,697	391,548	(65,851)
Consulting fees	174,912	86,006	88,906
Director fees	50,000	(11,008)	61,008
Research and development	15,233	(2,061)	17,294
Shipping and Storage	205,851	62,100	143,751
Other expenses	382,772	294,433	88,339
	$5,298,717	$2,767,566	$2,531,151

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $2,005,918 (190%) from $1,058,320 to $3,064,238. During the first quarter of this year we significantly increased our sales staff primarily as a result of the national roll-out of our distribution agreement with Sysco. We currently have 48 full time employees compared to 25 at the end of the year ago period. Personnel costs for the current period also include an accrual for our annual incentive plans, which was not reflected in the year ago period. We anticipate that personnel costs will not significantly increase in the balance of 2016 as our current sales personnel staffing fully supports the nation-wide roll-out of the Sysco distribution agreement and the PepsiCo sales agreement.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. During the six months ended June 30, 2016, we granted 1,262,000 options to purchase shares of our common stock to employees. The exercise prices range from .6192 cents to .83 cents. The fair value of the stock was based on the trading value of the shares on the date of grant and are being amortized over the vesting period. The fair value of the stock options was calculated using the Black-Sholes model using the following assumptions: expected life in years, 8; volatility, 75.46% to 80.31%; risk free rate of return, 1.24% to 1.73%, and no annual dividends and are being amortized over the vesting period. We anticipate making additional grants in the future. Certain grants that were made in 2015 had shorter vesting periods than the grants that were made during 2016, resulting in higher expense within the prior period.

Legal and professional fees increased $ 112,579 (93%) from $120,460 in 2015 to $233,039 in 2016. The increase was primarily due to increased legal services required as a result of increased business and financing activity. We anticipate legal fees related to our business and financing activities to increase as our business grows.

Travel expenses increased $65,321 (29%) from $224,666 in 2015 to $289,987 in 2016. The increase is due to increased travel related to increased personnel engaging in selling and marketing activities. We anticipate that travel cost for the balance of 2016 will remain comparable to that of the first half of the year.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $8,833 per month. The lease on the office commenced in November 8, 2014 and expires in November 2016. Rent expense also includes monthly parking fees as well as an offsite storage facilities.

Marketing and selling expenses decreased $65,851 (17%) from $391,548 in 2015 to $325,697 in 2016. The decrease relates primarily to re-classifying certain expenses categorized as marketing and selling in the period ended June 30, 2015, to personnel expense in the period ending June 30, 2016.

Consulting fees increased $88,906 (103%) from $86,006 in 2015 to $174,912 in 2016. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable.

Director fees increased $61,008 from a credit of ($11,008) in 2015 to an expense of $50,000 in 2016. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $17,294, from a credit of ($2,061) in 2015 to $15,233 in 2016. The higher expense in 2016 was attributable to costs incurred to finalize customized test flavors for certain national accounts.

Shipping and storage expense increased from $62,100 in 2015 to $205,851 in 2016, an increase of $143,751 or 231%. The higher expense in 2016 is due to costs incurred to better position inventory for the national roll-out with Sysco. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $4,981,697 and $2,749,830 for 2016 and 2015, respectively.

Interest expense decreased $50,004 (18%) from $285,477 in 2015 to $235,473 in 2016. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, which were partially repaid during June of 2015. The stated interest rate on the convertible debt is 10%.

We had net losses of $5,217,170 and $3,035,307 in 2016 and 2015, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2016 we used cash for operations of $ 3,728,465 and also purchased equipment for $796,270.

During the six months ended June 30, 2015 we used $2,435,727 of cash for operations, and $137,803 for the purchase of equipment.

Our operations to date have been financed by the sale of securities, the issuance of convertible debt and the issuance of short-term debt, including related party advances. Our existing cash and cash equivalents and other working capital may not be sufficient to meet all of the projected cash needs contemplated by our business strategies. We intend to raise capital through equity or debt financing transactions to address both our short term and longer term liquidity needs. However there can be no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

We lease office space under a non-cancelable operating lease, which expires November, 2016.

The aggregate minimum requirements under non-cancelable leases as of June 30, 2016 is $31,159.

Of the balance of the notes due that were payable on September 20, 2015, one note for $250,000 was repaid on October 1, 2015, and two notes, one to a related party in the amount of $50,000, and one to an unrelated party in the amount of $50,000, were extended until October 31, 2016 with 10% interest.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June, 2016 we granted 1,217,000 options to purchase shares of our common stock to officers, directors and employees. The exercise prices range from $.6129 to $.76.

The Company did not issue or sell any other unregistered equity securities during the period covered by this report that were not previously reported on a Current Report on Form 8-K.

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

BARFRESH FOOD GROUP INC.

Date: August 15, 2016	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer
(Principal Financial Officer)

