Form 10-Q
period 2016-09-30
BARFRESH FOOD GROUP INC.
filed 2016-11-21
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8383 Wilshire Blvd., Suite 750, Beverly Hills, California	90211
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

As of November 11, 2016, there were 100,891,304 outstanding shares of common stock of the registrant.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statement

Barfresh Food Group Inc.

Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,487,349	$1,986,004
Accounts Receivable	254,740	28,596
Inventory	228,044	327,961
Prepaid expenses and other current assets	49,479	30,524
Total current assets	2,019,612	2,373,085
Property, plant and equipment, net of depreciation	1,543,344	688,772
Intangible asset, net of amortization	627,199	617,257
Deposits	38,114	16,451
Total Assets	$4,228,269	$3,695,565

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$262,408	$131,804
Accrued expenses	915,216	236,312
Deferred rent liability	185	1,855
Short-term notes payable - related party, net of discount	-	50,000
Short-term notes payable, net of discount	-	50,000
Convertible note-related party, net of discount	-	119,993
Convertible note, net of discount	92,300	1,975,878
Current portion of long term debt	11,390	14,039
Total current liabilities	1,281,499	2,579,881
Long Term Debt, net of current portion	28,137	45,992
Total liabilities	1,309,636	2,625,873

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 99,797,554 and 86,186,453 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	102	86
Additional paid in capital	25,230,777	15,798,338
Accumulated deficit	(22,312,246)	(14,728,732)
Total stockholders’ equity	2,918,633	1,069,692
Total Liabilities and Stockholders’ Equity	$4,228,269	$3,695,565

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenue	$478,680	$168,099	$1,313,178	$447,859
Cost of revenue	265,072	90,202	683,741	238,779
Gross profit	213,608	77,897	629,437	209,080

Operating expenses:
General and administrative	2,520,632	2,138,815	7,819,348	4,906,381
Depreciation Amortization	51,645	42,524	150,452	126,970
Total operating expenses	2,572,277	2,181,339	7,969,800	5,033,351

Operating loss	(2,358,669)	(2,074,442)	(7,340,363)	(4,824,271)

Other expenses
Interest	7,677	62,507	243,150	347,984

Net (loss)	$(2,366,346)	$(2,136,949)	$(7,583,513)	$(5,172,255)

Per share information - basic and fully diluted:
Weighted average shares outstanding	95,857,003	78,496,222	93,256,264	78,188,297
Net (loss) per share	$(0.02)	$(0.03)	$(0.08)	$(0.07)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine month ended September 30, 2016 and 2015

(Unaudited)

	For the nine months ended	For the nine months ended
	2016	2015
Net Cash used in operations	$(5,590,671)	$(4,356,965)

Cash flow from investing activities:
Investment in trademark	(56,028)	(10,226)
Purchase of equipment	(985,315)	(171,178)
Sale of equipment	26,374	9,956

Net Cash used in investing activities	(1,014,969)	(171,448)

Cash flow from financing activities:
Issuance of common stock and warrants for cash	5,686,992	5,277,489
Exercise of Warrant for cash	414,997	-
Exercise of Option for cash	25,500	313,550
Repayment of Short Term Notes payable	-	(75,000)
Repayment of Short Term Notes-related party	-	(300,000)
Long term borrowing	-	10,182
Repayment of long term debt	(20,504)	(7,431)
Net cash provided by financing activities	6,106,985	5,218,790

Net increase (decrease) in cash	(498,655)	690,377
Cash at beginning of period	1,986,004	821,309
Cash at end of period	$1,487,349	$1,511,686

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,143	$12,041
Cash paid for income taxes	$-	$-

Non-cash financial activities
Common Stock issued for services	$165,150	$-
Common Stock issued on conversion of note	$2,479,456	$-
Common Stock issued on conversion of convertible note	$319,507	$57,857

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at September 30, 2016 and 2015 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KT for the nine months ended December 31, 2015. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2016 and 2015 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2015 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-KT for the nine months ended December 31, 2015.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are being amortized over the shorter of the useful life of the asset or the lease term that includes any expected renewal periods deemed to be reasonably assured. The estimated useful lives used for financial statement purposes are:

Furniture and fixtures: 5 years

Equipment: 7 years

Leasehold improvements: 2 years

Vehicle: 5 years

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

Revenue Recognition

We recognize revenue from products sold when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collection is reasonably assured.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At September 30, 2016 and 2015 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $101,304 and $74,635 in research and development expenses for the three-month periods ended September 30, 2016 and 2015, respectively, and $256,874 and $179,340 in research and development expenses for the nine-month periods ended September 30, 2016 and 2015, respectively.

During the current quarter, we re-classified certain personnel expenses that had previously been included in Personnel Expense, to Research and Development. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The reclassification doesn’t impact financial statement as all costs are in General and Administrative expense.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities, (iii) whether to estimate forfeitures or account for them when they occur and (iv) classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 31, 2016. Early adoption will be permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

Note 2. Property Plant and Equipment

Major classes of property and equipment at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Furniture and fixtures	$13,604	$13,604
Equipment	879,403	705,782
Leasehold Improvement	3,300	3,300
Vehicle	90,378	116,752
	986,685	839,438
Less: accumulated depreciation	(354,099)	(249,732)
	632,586	589,706
Equipment not yet placed in service	910,758	99,066
Property and equipment, net of depreciation	$1,543,344	$688,772

We recorded depreciation expense related to these assets of $36,268 and $27,005 for the three-months ended September 30, 2016 and 2015, respectively and $104,367 and $80,705 for the nine months ended September 30, 2016 and 2015, respectively.

Note 3. Intangible Assets

As of September 30, 2016, and December 31, 2015, intangible assets consist primarily of patent costs and trademarks of $816,503 and $760,475, less accumulated amortization of $189,304 and $143,218 respectively.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is August, 2025. The amount charged to expenses for amortization of the patent costs was $15,376 and $15,519 for the three-month periods ended September 30, 2016 and 2015, respectively, and $46,085 and $46,265 for the nine-month periods ended September 30, 2016 and 2015, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

Estimated amortization expense related to the patent as of September 30, 2016 is as follows:

2016 (3 months remaining)	$15,399
2017	61,595
2018	61,595
2019	61,595
2020	61,595
2021	61,595
Thereafter	303,825
Total	$627,199

Note 4. Related Parties

During the quarter, $50,000 outstanding in a Short-Term Note Payable to a related party, who is a significant shareholder and a director was converted into stock at $0.64 per share plus 50% warrant coverage at $0.75.

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

The relative value of the warrants was $298,232, which was the amount recorded as debt discount to the short-term notes. The amounts recorded as debt discount were amortized over the one-year term, and accreted to interest expense. We estimated the effective interest rate as calculated to be approximately 52% but paid cash at a rate of 2% per annum.

We exercised our right to extend the due date of the Short-Term Notes to September 20, 2015. The extended Short-Term Notes bear at the rate of 3% per annum and required us to issue additional warrants (“Extension Warrants”). We issued 898,842 Extension Warrants to the Short-Term Note holders for the right to purchase shares of our common stock. Each Extension Warrant entitles the holder to purchase one share of our common stock at a price of $0.485 per share, may be exercised on a cashless basis and are exercisable for a period of three years.

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

September 30, 2016 and 2015

(Unaudited)

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

Of the balance of the notes due that were payable on September 20, 2015, one note for $250,000 was repaid on October 1, 2015, and two notes, one to a related party in the amount of $50,000, and one to an unrelated party in the amount of $50,000, plus total accrued interest $12,849 were converted into stock at $0.64 per share on September 27, 2016, plus 50% warrants coverage at $0.75 per share.

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

September 30, 2016 and 2015

(Unaudited)

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

All debt discount has been amortized.

During September 2015, all the holders of the convertible notes elected to convert the then outstanding $420,000 of notes, and accumulated interest of $21,955 to our common stock. We issued 1,767,822 shares of our common stock in conversion of these notes.

During late 2015, we raised $2,670,000 through the issuance of convertible promissory notes. The notes bore interest at a rate of 10% and matured in one year. Upon completion of an equity financing which occurred during the first quarter of 2016, holders of approximately 96% of these notes elected to convert all outstanding principal and accrued and unpaid interest under the notes into the class of equity issued in such financing on the same terms as the other investors concurrently with the closing of such financing. During late 2015 we also issued 1,335,000 warrants to the note holders for the right to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $1.00 per share for a term of five years. Of the aggregate offering amount, $635,000 of the notes and warrants to purchase up to 317,500 shares of common stock were placed with members of the Company’s management, including officers and directors of the Company, and family members of certain officers and directors.

Remaining $100,000 of convertible notes which did not elect to convert to common stock are summarized below.

	September 30, 2016	December 31, 2015
Convertible notes (including related party)	100,000	2,720,000
Less: Debt discount (warrant value)	(7,700)	(564,462)
Less: Debt discount (issuance costs paid)	-	(69,667)
	$92,300	$2,085,871

We did not record any discount for beneficial conversion as the conversion terms were unknown at the time of issuance. The conversion price was set during the February 2016 equity transaction. At that time the Company evaluated whether a beneficial conversion feature should have been recorded, and concluded that no such beneficial conversion feature needed to be recorded.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

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

Note 7. Long term Debt

Long term debt at September 30, 2016 consists of installment agreements on three vehicles maturing on different dates through June 2020. The installment agreements, are with one financial institution and bear no interest. Monthly payments are $949 per month.

The annual maturities of long term debt as of September 30, 2016, are as follows:

Years Ending December 31,
2016	$2,847
2017	11,390
2018	11,390
2019	11,390
2020	2,510
Total	$39,527

Note 8. Commitments and Contingencies

We lease office space under a non-cancelable operating lease, which will expire on February 28, 2018

The aggregate minimum requirements under non-cancelable leases as of September 30, 2016, is:

For the years ending December 31,
$29,783
2017	132,950
2018	22,653
Total	$185,386

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

Note 9. Stockholders’ Equity

During the nine months ended September 30, 2016 pursuant to a securities purchase agreement between us and certain accredited investors, we sold 11,558,579 shares of our common stock (“Shares”) and warrants to purchase up to 5,579,290 Shares (“Warrants”) for aggregate gross proceeds to us of $5,305,757. The financings consisted of three components: a new equity raise in the amount of $3,570,000, the conversion into common equity of $2,633,500 of principal and interest of convertible promissory notes previously issued, and new equity raise in the amount of $2,300,000. See discussion in Note 6.

In additions to the warrants discussed above we issued 171,368 warrants to placement agents who worked on the above describe financings.

Of the 5,779,290 above described warrants 3,885,158 are exercisable at $1.00 and 1,894,132 are exercisable at $0.75 for a term of five-years.

The fair value of the warrants, $2,928,080, was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The fair value of the warrants has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	5
Volatility (based on a comparable company)	76.75%
Risk Free interest rate	1.13%
Dividend yield (on common stock)	-

During the nine months ended September 30, 2016, the holder of warrants to purchase shares of common stock exercised their rights and purchased 750,000 shares of common stock for an aggregate price of $415,000. In addition the holders of 100,000 warrants exercised their right to a cash-less conversion and received 80,420 shares.

Also during the nine months ended September 30, 2016 we issued 64,599 shares of stock to a member of our board of directors in lieu of $50,000 in director fees due and 170,487 shares of common stock in lieu of cash for legal fees. We valued the shares based on the trading value on the date issued.

In addition, during the nine months ended September 30, 2016 we issued 50,000 shares of stock at a price of $0.51 per share in exchange for outstanding options.

During the nine months ended September 30, 2016, we issued 1,262,000 options to purchase our common stock to employees of the Company. The exercise price of the options ranged from $0.6129 to $0.83 per share, and are exercisable for a period of 8 years and vest on the third anniversary of issuance.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

The fair value of the options ($528,280 in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below, and are being expensed over the vesting period of each option.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	75.81% to 77.31%
Risk Free interest rate	1.49% to 1.73%
Dividend yield (on common stock)	-

The total amount of equity based compensation for the three and nine-month periods ended September 30, 2016 included in additional paid in capital was $270,252 and $515,041, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2016:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding December 31, 2015	3,575,000	0.50	-	210,000

Issued	1,262,000	0.61-0.83	7.91	-
Cancelled	-	-	-	-
Exercised	(50,000)	0.51
Outstanding September 30, 2016	4,787,000	0.45 -0.87	5.88	210,000

Exercisable	1,580,000	0.45 -0.80	2.47	-

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2016:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	20,023,140	$0.25 - 1.50	1.65	$1,590,567
Warrants issued in connection with short-term notes payable	3,525,509	$0.45-$0.485	2.99	$64,583

Warrants issued for services	300,000	$.025	0.42

During the nine-month period ended September 30, 2016 holders of 2,630,000 warrants to purchase shares of our common stock elected to exercise those warrants. We issued 1,877,085 shares of our common stock in exchange for the warrants and we received $415,000.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016 and 2015

(Unaudited)

Note 11. Interest Expense

Interest expense includes direct interest of ($579) and $19,362 for the three-month periods ended September 30, 2016 and 2015, respectively, and $61,318 and $55,789 for the nine-month periods ended September 30, 2016 and 2015, respectively, calculated based on the interest rates stated in our various debt instruments.

In addition, as more fully described in Notes 5 and 6 above, interest expense includes non-cash amortization of the debt discount of $8,256 and $43,145 for the three-month periods ended September 30, 2016 and 2015, respectively and $181,832 and $292,195 for the nine-month periods ended September 30, 2016 and 2015, respectively.

Note 12. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of September 30, 2016, the estimated effective tax rate for the year will be zero.

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

For the nine-month periods ended September 30, 2016 and 2015, we did not have any interest and penalties associated with tax positions. As of September 30, 2016, we did not have any significant unrecognized uncertain tax positions.

Note 13. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Subsequent to September 30, 2016 and as of the filing of our quarterly report, the company sold an additional 1,093,750 shares for $0.64 per share and issued an additional 546,875 warrants at $0.75 per share.

In October and November of 2016, the company effectuated a personnel restructuring plan which eliminated 12 sales positions and effectively replaced those positions with commission based broker representatives. This shift will allow our remaining sale personnel to sharpen their focus on larger accounts while allowing brokers to cover our distribution business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

Barfresh is a leader in the creation, manufacturing and distribution of ready to blend frozen beverages. The current portfolio of products includes smoothies, shakes and frappes. All of the products are portion controlled and ready to blend beverage ingredient packs or “beverage packs”. The beverage packs contain all of the solid ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt or ice cream), real fruit pieces, juices and ice – five ounces of water are added before blending. During the quarter, the Company introduced a new flavor to its portfolio of products “Triple Berry”, featuring raspberries, strawberries, and blueberries.

Domestic and international patents and patents pending are owned by Barfresh, as well as related trademarks for all of the products. In November 2011, the Company acquired the patent rights in the United States and Canada. The Canadian patent has been granted and the United States Patent was granted on August 16, 2016. On October 15, 2013, the Company acquired all of the related international patent rights, which were filed pursuant to the Patent Cooperation Treaty and have been granted in 13 jurisdictions. Barfresh now has patents granted in a total of sixteen countries. The patents are pending in the remainder of the jurisdictions that have signed the treaty. In addition, on October 15, 2013, the Company purchased all of the trademarks related to the patented products.

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

On August 31, 2016, the Company announced the completion of a successful test with a national 300 unit frozen yogurt chain, one of the fastest growing self-serve frozen yogurt chains in the world. The next phase of the national roll-out of the chain has been approved to expand to 60 units within the southeastern United States. On September 12, 2016, the Company announced the roll out of its products within Wegman’s Food Markets’ in-store concept, The Pub. Wegmans currently operates 11 of it’s the Pub in-store restaurants with another opening soon. On July 6th, 2016, the Company announced that it had signed a supply agreement with a major global on-site foodservice operator. The agreement, which marked the culmination of a successful in market test conducted at several locations, makes Barfresh’s suite of blended beverages available across the customer’s diverse customer base in its education, healthcare, sports and entertainment, and business and government channels, in the US and Canada, representing over 2,000 potential customer accounts.

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

The Company is one of five vendors that was named to Sysco’s “Cutting Edge Solution” (“CES”) Platform during March of 2016. As part of this platform, our products are receiving national advertising and marketing, and are considered a core product. All 72 of SYSCO’s Operating Companies (“OPCO”) will participate in the CES program, and will be evaluated on their success in moving the CES products. As a direct result the Company now has its products in all 70 of SYSCO’s mainland U.S. Opco’s. Primarily as a result of the national roll-out of Barfresh’s products in the SYSCO distribution system, revenue during the nine months of 2016 grew to $1,313,178 from $447,859 in the nine months of 2015. On October 6, 2016, Sysco awarded Barfresh the Emerging Supplier of the Year award, Barfresh continues to work closely with SYSCO to leverage new national promotional and marketing opportunities, in addition to the CES platform.

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

At the end of the current quarter, we had 46 employees and 5 consultants; 35 of those employees were selling our products. After the close of the quarter, we affected a restructuring of our sales force, whereby we eliminated 12 full time sales positions, and replaced the associated sales territory coverage with a Sysco exclusive broker network. These hand selected brokers have tremendous knowledge and experience with the OPCO’s. And they have a preexisting relationship with the top customers in each OPCO. This change will allow our remaining sales force to more effectively focus on pursuing larger accounts, while our expanded brokerage network will support and expand our “up and down the street” business. In addition, we expect the change to reduce our overall overhead costs by a net $1 million to $1.5 million on an annualized basis.

On September 28th, 2016, the Company announced that it had raised $2.3 million in a private placement of its equity securities. In accordance with the terms of the private placement, the Company issued 3,593,754 shares of common equity at a price of $0.64 per share, with warrant coverage of 50%, exercisable for a term of 5 years at $0.75 per share. After the quarter closed, during the first week of October, the Company raised an additional $700,000, in a private placement of its securities, on the same terms as described in the preceding sentence, bringing the total raised to $3 million.

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

Results of Operations

Results of Operation for Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015.

(References to 2016 and 2015 are to the nine months ended September 30, 2016 and 2015, respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue increased $310,851 (185%) from $168,099 in 2015 to $478,680 in 2016. The increase in revenue is primarily the result of the continuation of the national rollout of our product which began during the first quarter of 2016 to all 72 of Sysco’s U.S. mainland distribution centers. During the quarter ended September 30, 2015, our product was distributed through 38 of Sysco’s distribution centers. We now have our product in all of Sysco’s 72 distribution locations.

Cost of revenue for 2016 was $265,072 as compared to $90,202 in 2015. Our gross profit was $213,608 (45%) and $77,897 (46%) for 2016 and 2015, respectively. Revenue in both 2016 and 2015 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We anticipate that our gross profit percentage for the remainder of 2016 will be comparable to the percentage for the current quarter.

Operating expenses

Our operations during 2016 and 2015 were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses increased $381,817 (18%) from $2,138,815 in 2015 to $2,520,632 in 2016, as our business continued to grow. The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2016 and 2015:

	three months ended	three months ended
	September 30, 2016	September 30, 2015	Difference
Personnel costs	$1,386,141	$992,948	$393,193
Stock based compensation/options	269,222	255,321	13,901
Legal and professional fees	129,346	202,072	(72,726)
Travel	157,746	110,404	47,342
Rent	31,977	34,482	(2,505)
Marketing and selling	108,166	158,686	(50,520)
Consulting fees	58,192	154,640	(96,448)
Director fees	25,000	-	25,000
Research and development	101,304	74,635	26,669
Shipping and Storage	113,674	68,966	44,708
Other expenses	139,864	86,661	53,203
	$2,520,632	$2,138,815	$381,817

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $393,193 (40%) from $992,948 to $1,386,141. During the first quarter of this year we significantly increased our sales staff primarily as a result of the national roll-out of our distribution agreement with Sysco. At the end of the quarter, we had 46 full time employees compared to 38 at the end of the year ago period. After the quarter closed, we affected a restructuring of our sales force, whereby we eliminated 13 full time sales positions, and replaced the associated sales territory coverage with brokerage arrangements. This change will allow our remaining sales force to more effectively focus on pursuing larger accounts, while our expanded brokerage network will support and expand our “up and down the street” business. In addition, we expect the change to reduce our overall overhead costs by a net $1 million to $1.5 million on an annualized basis.

We do not anticipate any further changes to our personnel organization during the balance of 2016.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. After the quarter closed, we made additional grants to our sales force members who are remaining with the Company after our personnel restructuring. We anticipate making additional grants in the future. Certain grants that were made in 2015 had shorter vesting periods than the grants that were made during 2016. However, a higher overall number of stock options were granted during the current period, resulting in higher expense within the current period.

Legal and professional fees decreased $ 72,726 (36%) from $202,072 in 2015 to $129,346 in 2016. The decreased was primarily due to a decrease in legal services required. We anticipate legal fees related to our business and financing activities to increase as our business grows.

Travel expenses increased $47,342 (43%) from $110,404 in 2015 to $157,746 in 2016. The increase is due to increased travel related to increased personnel engaging in selling and marketing activities. We anticipate that travel cost for the balance of 2016 will remain comparable to that of the current quarter, as the reduction in travel costs associated with terminated employees, will be largely offset by the increased travel activity of the remaining sales force employees.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $8,833 per month. The lease on the office commenced in November 8, 2014 and expires in November 2016. Rent expense also includes monthly parking fees as well as an offsite storage facilities. We have entered into a new lease for office space at 8383 Wilshire Boulevard, Beverly Hills, California. The new lease commenced on November 1, 2016 and expires in February 8, 2018.

Marketing and selling expenses decreased $50,520 (32%) from $158,686 in 2015 to $108,166 in 2016.

Consulting fees decreased $96,448 (62%) from $154,640 in 2015 to $58,192 in 2016.

Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable.

Director fees of $25,000 were accrued during the period ended September 30, 2016, however no director fees were accrued during the period ending September 30, 2015. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $26,669( 36%) from $74,635 to $101,304 during the current period. During the current quarter, we re-classified certain personnel expenses that had previously been included in Personnel Expense, to Research and Development. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The re-classification is shown in both the current period and the prior period. The increase in Research and Development Expense is being driven by an increased need for research and development services, as we continue to expand product offerings, both for our standard SKU’s, and for National Accounts.

Shipping and storage expense increased $44,708 (65%) from $68,966 in 2015 to $113,674 in 2016. The higher expense in 2016 is due to costs incurred to better position inventory for the national roll-out with Sysco. Shipping and storage expense as a percentage of revenue decreased to 23.7%, as compared with 41% in the prior quarter. This improvement results from the transition to more efficient shipping options that have become available as our operations have expanded. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $2,358,669 and $2,074,442 for 2016 and 2015, respectively.

Interest expense decreased $54,830 (88%) from $62,507 in 2015 to $7,677 in 2016. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, which were partially repaid during June of 2015. The stated interest rate on the convertible debt is 10%.

We had net losses of $2,366,346 and $2,136,949 in 2016 and 2015, respectively.

Results of Operation for Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015.

(References to 2016 and 2015 are to the nine months ended September 30, 2016 and 2015, respectively, unless otherwise specified.)

Revenue and cost of revenue

Revenue increased $865,319 (193%) from $447,859 in 2015 to $1,313,178 in 2016. The increase in revenue is a result of the continuation of the national rollout of our product which began during the first quarter of 2016 to all 72 of Sysco’s U.S. mainland distribution centers. During the nine months ended September 30, 2015, our product was distributed through 38 of Sysco’s distribution centers. We now have our product in all of Sysco’s 72 distribution locations.

Cost of revenue for 2016 was $683,741 as compared to $238,779 in 2015. Our gross profit was $629,437 (48%) and $209,080 (47%) for 2016 and 2015, respectively. Revenue in both 2016 and 2015 included sales of blenders and freezers. We only make a nominal profit on these items as they are to accommodate our customers. We anticipate that our gross profit percentage for the remainder of 2016 will be comparable to the percentage for the current period.

Operating expenses

Our operations during 2016 and 2015 were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses increased $2,912,967 (59%) from $4,906,381in 2015 to $7,819,348 in 2016, as our business grew. The following is a breakdown of our general and administrative expenses for the nine months ended September 30, 2016 and 2015:

	nine months ended September 30, 2016	nine months ended September 30, 2015	Difference
Personnel costs	$4,351,271	$1,952,885	$2,398,386
Stock based compensation/options	784,263	763,843	20,420
Legal and professional fees	362,385	290,032	72,353
Travel	447,733	335,070	112,663
Rent	73,925	69,062	4,863
Marketing and selling	433,863	550,234	(116,371)
Consulting fees	191,875	263,146	(71,271)
Director fees	75,000	(11,008)	86,008
Research and development	256,874	179,340	77,534
Shipping and Storage	319,525	128,800	190,725
Other expenses	522,634	384,977	137,657
	$7,819,348	$4,906,381	$2,912,967

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $2,398,386 (123%) from $1,952,885 to $4,351,271. During the first quarter of this year we significantly increased our sales staff primarily as a result of the national roll-out of our distribution agreement with Sysco. At the end of the current quarter we had 46 full time employees compared to 34 at the end of the year ago period. Personnel costs for the current period also include an accrual for our annual incentive plans, which was not reflected in the year ago period. After the quarter closed, we affected a restructuring of our sales force, whereby we eliminated 13 full time sales positions, and replaced the associated sales territory coverage with brokerage arrangements. This change will allow our remaining sales force to more effectively focus on pursuing larger accounts, while our expanded brokerage network will support and expand our “up and down the street” business. In addition, we expect the change to reduce our overall overhead costs by a net $1 million to $1.5 million on an annualized basis. We do not anticipate any further changes to our personnel organization during the balance of 2016.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. During the nine months ended September 30, 2016, we granted 1,262,000 options to purchase shares of our common stock to employees. The exercise prices range from .6192 cents to .83 cents. The fair value of the stock was based on the trading value of the shares on the date of grant and are being amortized over the vesting period. The fair value of the stock options was calculated using the Black-Sholes model using the following assumptions: expected life in years, 8; volatility, 75.46% to 80.31%; risk free rate of return, 1.24% to 1.73%, and no annual dividends and are being amortized over the vesting period. We anticipate making additional grants in the future. Certain grants that were made in 2015 had shorter vesting periods than the grants that were made during 2016, resulting in higher expense within the prior period. After the quarter closed, we made additional grants to our sales force members who are remaining with the Company after our personnel restructuring.

Legal and professional fees increased $ 72,353 (25%) from $290,032 in 2015 to $362,385 in 2016. The increase was primarily due to increased legal services required as a result of increased business and financing activity. We anticipate legal fees related to our business and financing activities to increase as our business grows.

Travel expenses increased $112,663 (34%) from $335,070 in 2015 to $447,733 in 2016. The increase is due to increased travel related to increased personnel engaging in selling and marketing activities. We anticipate that travel cost for the balance of 2016 will remain comparable to that of the first three quarters of the year.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $8,833 per month. The lease on the office commenced in November 8, 2014 and expires in November 2016. Rent expense also includes monthly parking fees as well as an offsite storage facilities. We have entered into a new lease for office space in 8383 Wilshire Boulevard, Beverly Hills, California is commenced in November 1, 2016 and expires in February 8, 2018.

Marketing and selling expenses decreased $116,371 (21%) from $550,234 in 2015 to $433,863 in 2016. The decrease relates primarily to re-classifying certain expenses categorized as marketing and selling in the period ended September 30, 2015, to personnel expense in the period ending September 30, 2016.

Consulting fees decreased $71,271 (27%) from $263,146 in 2015 to $191,875 in 2016. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable.

Director fees increased $86,008 from a credit of ($11,008) in 2015 to an expense of $75,000 in 2016. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $77,534(43%) from 179,340 in 2015 to $256,874 in 2016. During the current quarter, we re-classified certain personnel expenses that had previously been included in Personnel Expense, to Research and Development. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The re-classification is shown in both the current period and the prior period. The increase in Research and Development Expense is being driven by an increased need for research and development services, as we continue to expand product offerings, both for our standard SKU’s, and for National Accounts.

Shipping and storage expense increased from $128,800 in 2015 to $319,525 in 2016, an increase of $190,725 (148%). The higher expense in 2016 is due to costs incurred to better position inventory for the national roll-out with Sysco. Shipping and storage expense as a percentage of revenue decreased to 24%, as compared with 28% in the prior period. This improvement results from the transition to more efficient shipping options that have become available as our operations have expanded. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $7,340,363 and $4,824,271 for 2016 and 2015, respectively.

Interest expense decreased $104,834 (30%) from $347,984 in 2015 to $243,150 in 2016. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, which were partially repaid during June of 2015. The stated interest rate on the convertible debt is 10%.

We had net losses of $7,583,513 and $5,172,255 in 2016 and 2015, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 2016 we used cash for operations of $ 5,590,671 and also purchased equipment for $985,315.

During the nine months ended September 30, 2015 we used $4,356,965 of cash for operations, and $171,178 for the purchase of equipment.

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

We lease office space under a non-cancelable operating lease, which expires February 8, 2018.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2016 is $29,783.

During the quarter, the Company raised $2.3 million in a private placement of its equity securities. In accordance with the terms of the private placement, the Company issued 3,593,754 shares of common equity at a price of $.0.64 per share, with warrant coverage of 50%, exercisable for a term of 5 years at $0.75 per share. After the quarter closed, during the first week of October, the Company raised an additional $700,000, in a private placement of its securities, on the same terms as described in the preceding sentence, bringing the total raised to $3 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None that have not been previously disclosed on Current Report on Form 8-K.

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

BARFRESH FOOD GROUP INC.

Date: November 21, 2016	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2016	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer
(Principal Financial Officer)

