Form 10-K
period 2016-12-31
BARFRESH FOOD GROUP INC.
filed 2017-03-30
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large Accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2016 was $34,883,532

As of March 20, 2017, there were 117,373,082 outstanding shares of common stock of the registrant.

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

The process of obtaining sales orders for National Accounts generally follows several steps, including product demonstration, product testing, and exclusive flavor development for the larger National Accounts. We are currently in various stages of product development and testing with a number of National Accounts, having recently launched in market tests with several major National Key accounts, and is focused on moving from in-market tests to national roll-out with those major National Key accounts.

On July 6th, 2016, the Company announced that it had signed a supply agreement with a major global on-site foodservice operator. The agreement, which marked the culmination of a successful in market test conducted at several locations, makes Barfresh’s suite of blended beverages available across the customer’s diverse customer base in its education, healthcare, sports and entertainment, and business government channels, in the US and Canada representing over 2,000 potential accounts.

In addition to the National Accounts, the Company sells to food distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. All Barfresh products will be included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi- unit chain operator’s nominated distributor for our products.

The Company’s products have been included in Sysco’s “Cutting Edge Solutions” (“CES”) Platform since March of 2016, and are once again included in Sysco’s most recent CES Platform, announced during February of 2017. As part of this platform, our products will receive national advertising and marketing, and will be considered a core product. All 72 of SYSCO’s OPCO’s will participate in the CES program, and will be evaluated on their success in moving the CES products.

On October 26, 2015, Barfresh signed an agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products will be included as part of PepsiCo’s offerings to its significant customer base. The agreement facilitates access to potential National customer accounts, through introductions provided by PepsiCo’s one-thousand plus person foodservice sales team. Barfresh products have become part of PepsiCo’s customer presentations at national trade shows and similar venues.

Finally, the Company intends to monetize the international patents outside of the current area of operations, North America, by expanding contract manufacturing to other countries and selling either through selling agents or internal sales personnel. The Company will also consider entering into some form of license or royalty agreements with third parties.

Barfresh currently utilizes contract manufacturers to manufacture all of the products in the United States. Production lines are currently operational at two locations. The first is in our Salt Lake City contract manufacturer location, which currently produces products sold to existing customers. Currently annual production capacity with this contract manufacturer is 14 million units per year. The second location is with Yarnell Operations, LLC., a subsidiary of Shulze and Burch, located in Arkansas. The Yarnell’s agreement, which was signed during February, 2016, secures additional production capacity ahead of expected sales growth. Barfresh will have the capacity to ramp up to an incremental production capacity of 100 million units through this agreement. Yarnell’s began shipping product for Barfresh during June of 2016. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

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

Reorganization and Recapitalization

During January, 2012, the Company entered into a series of transactions pursuant to which Barfresh Inc., a Colorado corporation (“Barfresh NV”), was acquired, spun-out prior operations to the former principal shareholder, completed a private offering of securities for an aggregate purchase price of approximately $999,998, conducted a four for one forward stock split and changed the name of the Company. The following describes the steps of this reorganization:

●	Acquisition of Barfresh NV. We acquired all of the outstanding capital stock of Barfresh NV in exchange for the issuance of 37,333,328 shares of our $0.000001 par value common stock pursuant to a Share Exchange Agreement between us, our former principal shareholder, Barfresh NV and the former shareholders of Barfresh NV. As a result of this transaction, Barfresh NV became our wholly owned subsidiary and the former shareholders of Barfresh NV became our controlling shareholders.

●	Spinout of prior business. Immediately prior to the acquisition of Barfresh NV, we spun-out our previous business operations to a former officer, director and principal shareholder, in exchange for all of the shares of our common stock held by that person. Such shares were cancelled immediately following the acquisition.

●	Financing transaction. Immediately following the acquisition of Barfresh, we sold an aggregate of 1,333,332 shares of our common stock and five-year warrants to purchase 1,333,332 shares of common stock at a per share exercise price of $1.50 in a private offering for gross proceeds of $999,998, less expenses of $26,895.

●	Change of name. Subsequent to the merger, we changed the name of the Company from Moving Box Inc. to Barfresh Food Group Inc.

●	Forward stock split. Subsequent to the merger, we conducted a four for one forward stock split of the Company’s common stock.

Strategic Investment by Unibel

During November, 2016, the Company received an equity investment from Unibel, the majority shareholder of the Bel Group (“Unibel”). The Bel Group is headquartered in Paris, France, with global operations in 33 countries, 30 production sites on 4 continents and nearly 12,000 employees. Its many branded products, including The Laughing Cow®, Mini Babybel® and Boursin®, are sold in over 130 countries around the world. Pursuant to the securities purchase agreement, Unibel purchased 15,625,000 shares of common stock at $0.64 per share (“Shares”) and warrants to purchase 7,812,500 shares of common stock (“Warrants”) for aggregate gross proceeds to Barfresh of $10 million. The Warrants are exercisable for a term of five years at a per share price of $.088 for cash. Pursuant to the Investor Rights agreement, Barfresh has registered the Shares and the Warrants, and Unibel was granted a seat on the Barfresh Board. This strategic investment provides Barfresh with the necessary capital to drive revenue growth while leveraging Unibel’s more than 150 years of industrial expertise, innovative capabilities, world-class marketing and branding expertise to accelerate our growth in new and existing markets and product channels

Products

Our products are portion controlled beverage ingredient packs, suitable for smoothies, shakes and frappes that can also be utilized for cocktails and mocktails. They contain all of the ingredients necessary to make a smoothie, shake or frappe, including the ice. Simply add water, empty the packet into a blender, blend and serve.

The following seven flavors are available as part of our standard portfolio of products:

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

Research and Development

The Company incurred research and development expenses for the year ended December 31, 2016, in the amount of $432,146, and for the year ended December 31, 2015 in the amount of $341,998. During the quarter ended September 30, 2016, we re-classified certain personnel expenses that had previously been included in personnel expense, to Research and Development These expenses relate primarily to the services performed by our Director of Manufacturing and Product Development, and supporting consultant expenses. The re-classification is shown in both the current period and the prior period. The increase in Research and Development expenses was primarily attributable to increased activity in creating unique flavors for potential customers in our national account pipeline.

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

There may also be new entrants to the smoothie market that may alter the current competitor landscape.

The existing competition from a product perspective can be separated into three categories:

●	Specialized juice bar products: The product is made in-store and each ingredient is added separately.

●	Syrup based products: The fruit puree is supplied in bulk and not portion controlled for each smoothie. These types of products still require the addition of juice, milk or water and/or yogurt and ice. While there are a number of competitors for this style of product, the two dominant competitors are Island Oasis and Minute Maid.

●	Portion pack products: These products contain only the fruit and yogurt and require the addition of juice or milk and ice. The two dominant competitors are General Mills’ Yoplait Smoothies and Inventure Group’s Jamba Smoothies.

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

In November 2011, the Company acquired patent applications filed in the United States (Patent Application number 11/660415) and Canada (Patent Application number 2577163) from certain related parties. The United States patent was issued on August 16, 2016. The Canadian patent was originally filed on August 16, 2005 and it has been granted.

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

The Company utilizes contract manufacturers. Before entering into any manufacturing contract, the Company determines that the manufacturer has met all government requirements.

The Company will be subject to certain labeling requirements as to the contents and nutritional information of our products.

Environmental Laws

The Company does not believe that it will be subject to any environmental laws, either state or federal. Any laws concerning manufacturing will be the responsibility of the contract manufacturer.

Employees

Currently we have 34 employees and 5 consultants. There are currently 23 employees and 1 consultant selling our products.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As such, our management has conducted this evaluation and, as of December 31, 2016, identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Item 2. Properties.

Our principal executive offices are located at 8383 Wilshire Blvd., Suite 750, Beverly Hills, CA 90211. We lease this office space pursuant to a sub-lease with the primary tenant for $10, 997 per month, increasing to $11,327 per month as of November 1, 2017. We lease the office space under a non-cancelable operating sub-lease, which expires February 28, 2018. We will lease the same office space pursuant to a direct lease for $14,488 a month beginning March 1, 2018 through March 31, 2019.

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

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)

December 31, 2016	0.83	0.56
September 30, 2016	0.76	0.55
June 30, 2016	0.86	0.55
March 31, 2016	0.91	0.72
December 31, 2015	1.13	0.41
September 30, 2015	0.79	0.52
June 30, 2015	0.91	0.50
March 31, 2015	0.64	0.42

Holders

At March 20, 2017, there were 117,373,082 shares of our common stock outstanding. Our shares of common stock are held by 101 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the period covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2016, with respect to equity securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	4,562,442	$0.58	10,437,558
Equity compensation plans not approved by security holders	800,000	$0.50	0

TOTAL	5,362,442	$.58	10,437,558

Transfer Agent

Our transfer agent, Action Stock Transfer, is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, and its telephone number is (801) 274-1088.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal year ended December 31, 2016 and for the unaudited twelve month period ended December 31, 2015. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

During the nine-month period ended December 31, 2015 we changed our year end from March 31 to December 31. As a result, our prior fiscal period was shortened from twelve months to a nine-month transition period ended on December 31, 2015.

In this MD&A, when financial results for the 2016 fiscal year are compared to financial results for the prior year period, the results compare the audited twelve month period ended December 31, 2016 to the unaudited results for the twelve month period ended December 31, 2015.

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

The process of obtaining sales orders for National Accounts generally follows several steps, including product demonstration, product testing, and exclusive flavor development for the larger National Accounts. We are currently in various stages of product development and testing with a number of National Accounts and have recently launched in market tests with several major National Key accounts. The Company is focused on moving from in-market tests to national roll-out with those major National Key accounts.

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

The Company’s products have been included in Sysco’s “Cutting Edge Solutions” (“CES”) Platform since March of 2016, and are once again included in Sysco’s most recent CES Platform, announced during February of 2017. As part of this platform, our products will receive national advertising and marketing, and will be considered a core product. All 72 of SYSCO’s Operating Companies (“OPCO”) will participate in the CES program, and will be evaluated on their success in moving the CES products.

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

Barfresh currently utilizes contract manufacturers to manufacture all of the products in the United States. Ice cream manufacturers are best suited to produce the products and one production line is currently operational in our Salt Lake City contract manufacturer location. This manufacturer is currently producing products sold to existing customers as well as producing exclusive test products. Currently annual production capacity with our Salt Lake City contract manufacturer is 14 million units per year. In February 2016, the Company signed an agreement with Yarnell Operations, LLC, a subsidiary of Schulze and Burch, securing additional production capacity ahead of expected sales growth. Barfresh now has the capacity to ramp up to an incremental production capacity of 100 million units through this agreement. The Yarnell Operations, LLC, subsidiary is strategically located in Arkansas. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

Although there currently is not a contract in place with any suppliers for the raw materials needed to manufacture our products, there are a significant number of sources available and the company does not anticipate becoming dependent on any one supplier. As demand for the range of our products grows, we plan to contract a level of raw material requirements to ensure continuity of supply.

During November, 2016, the Company received an equity investment from Unibel, the majority shareholder of the Bel Group (“Unibel”). The Bel Group is headquartered in Paris, France, with global operations in 33 countries, 30 production sites on 4 continents and nearly 12,000 employees. Its many branded products, including The Laughing Cow®, Mini Babybel® and Boursin®, are sold in over 130 countries around the world. Pursuant to the securities purchase agreement, Unibel purchased 15,625,000 shares of common stock at $0.64 per share (“Shares”) and warrants to purchase 7,812,500 shares of common stock (“Warrants”) for aggregate gross proceeds to Barfresh of $10 million. The Warrants are exercisable for a term of five years at a per share price of $.088 for cash. Pursuant to the Investor Rights agreement, Barfresh has registered the Shares and the Warrants, and Unibel was granted a seat on the Barfresh Board. This strategic investment provides Barfresh with the necessary capital to drive revenue growth while leveraging Unibel’s more than 150 years of industrial expertise, innovative capabilities, world-class marketing and branding expertise to accelerate our growth in new and existing markets and product channels.

Currently we have 34 employees and 5 consultants. There are currently 23 employees and 1 consultant selling our products.

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

Results of Operations

Results of Operation for the Twelve Months Ended December 31, 2016 as Compared to the Twelve Months Ended December 31, 2015

Revenue and Cost of Revenue

Revenue for 2016 was $ 1,457,499 as compared to $ 490,905 in 2015. Our business grew primarily through the expansion of our business relationship with Sysco Corporation (“Sysco”), a major broad line food distributor. We began shipping to Sysco in July 2014, and by early 2016 had our products in all 72 of Sysco’s Operating Companies. In addition in 2016 we shipped more product directly to a number of quick serve restaurants and other regional customers outside of the Sysco distribution system.

Cost of revenue for 2016 was $772,827 as compared to $280,648 in 2015. Our gross profit was $684,672 or 47%, for 2016 and $210,257 or 42.8% for 2015. During the first quarter of 2016, we increased our selling prices by approximately 8%, which helped drive the higher gross profit margin in 2016. We anticipate that our gross profit percentage will continue to improve in the future, as our business gains scale and as we expand our manufacturing operations.

Operating Expenses

Our operations during 2016 were directed towards increasing sales and creating and finalizing customized flavors for potential customers. The increase in our business relationship with Sysco drove an increase in our selling, marketing, and general and administrative expenses. During the first quarter of 2016, we hired additional sales personnel, to support and enhance our business relationship with Sysco, and to work with the PepsiCo North America sales force in gaining new customers and supporting existing customers. During the fourth quarter of 2016, we re-aligned our sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees.

Primarily as a result of building our sales force, general and administrative expenses increased from $6,819,183 in 2015 to $10,415,933 in 2016, an increase of $3,596,750 or 52.7%. We hired additional sales personnel during the first quarter of 2016. However during the fourth quarter of 2016 we re-aligned our sales force to increase the number of dedicated sales brokers, and reduced the number of employees. We expect our full year run rate personnel expenses to reduce by about $1.5 million on a full year run rate, beginning in 2017.

Following is a breakdown of our selling, marketing and general and administrative expenses for 2016 and 2015.

	Twelve months ended	Twelve months ended
	December 31, 2016	December 31, 2015	Change
Personnel costs	$5,560,502	$2,996,623	$2,563,879	85%
Stock based compensation/options	1,133,149	970,575	162,574	17%
Legal and professional fees	425,781	355,598	70,183	20%
Travel	605,920	404,266	201,654	50%
Rent	96,151	87,025	9,126	10%
Marketing and selling	611,737	481,316	130,421	27%
Investor and public relations	118,405	161,904	(43,499)	(27)%
Consulting fees	242,668	335,689	(93,021)	(28)%
Director fees	165,227	37,088	128,139	345%
Research and development	432,146	341,998	90,148	26%
Shipping and Storage	407,247	158,721	248,526	156%
Other expenses	617,000	488,38	128,620	26%
	$10,415,933	$6,819,183	$3,596,750	52%

Personnel cost represents the cost of employees including salaries, employee benefits, car allowances, and employment taxes, and continues to be our largest expense. Personnel costs increased $2,563,879 (85%), from $2,996,623 in 2015 to $5,560,502 in 2016. We hired 26 new employees during 2015, and had 22 full time equivalent employees for 2015 when taking into consideration new employee start dates. During 2016, we hired 20 new employees, and during the fourth quarter of 2016 we re-aligned our sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. When taking into consideration start dates for new employees, and separation dates for those employees who left our workforce, we had 43 full time equivalent employees during 2016. The increase in personnel costs is due to the increase in full time equivalent employees from 2015 to 2016. At December 31, 2016, we had 34 full time employees, as compared to 33 at December 31, 2015. We do not anticipate adding any significant additional personnel during the balance of 2017.

Stock based compensation is used as an incentive to attract new employees and to compensate and retain existing employees. Stock based compensation includes stock issued and stock options granted to employees and certain non-employees, and increased $162,574 (17%) from $970,575 in 2015 to $1,133,149 in 2016. The fair value of the stock grants is based on the trading value of our shares on the date of the grants and are being amortized over applicable vesting periods. We anticipate making additional grants in the future.

Legal and professional fees, which include accounting and legal services, increased $70,183 (20%) from $355,598 in 2015 to $425,781 in 2016. We anticipate legal fees related to ongoing legal compliance to remain comparable to 2016.

Travel and entertainment expenses increased $201,654 (50%) from $404,266 in 2015 to $605,920 in 2016. The increase is due to an increase in business activity and an increase in the number of personnel traveling on company business.

Consulting fees decreased from $335,689 in 2015 to $242,668 in 2016, a decrease of $93,021 or 28%. A number of individuals who worked as consultants during a portion of 2015 became employees during the prior period. We anticipate consulting costs to continue to decline during 2017.

Investor and public relations fees decreased $43,499 (27%), from $161,904 in 2015 to $118,405 in 2016. Our investor relations services are incurred on a monthly retainer basis. We expect investor relations costs to be relatively constant in 2017 on a full year basis.

Rent expense increased $9,126 from $87,025 in 2015 to $96,151 in 2016. Rent expense is primarily incurred for our Headquarters location in Beverly Hills, California. During September of 2016 we relocated our Headquarters location to larger sub-leased premises in Beverly Hills, where the monthly rent is currently $10,996, increasing to $11,326 on November 1, 2017. The sub-lease expires on February 28, 2018. We have entered into a direct lease on the same premises beginning on March 1, 2018, expiring March 31, 2019, at a monthly rent of $14,487.

The Company incurred research and development expenses for the year ended December 31, 2016, in the amount of $432,146, and for the year ended December 31, 2015 in the amount of $341,998. During the quarter ended September 30, 2016, we re-classified certain personnel expenses that had previously been included in personnel expense, to Research and Development These expenses relate primarily to the services performed by our Director of Manufacturing and Product Development, and supporting consultant expenses. The re-classification is shown in both the current period and the prior period. The increase in Research and Development expenses was primarily attributable to increased activity in creating unique flavors for potential customers in our national account pipeline.

We anticipate this cost continuing in future periods, at an increased rate as compared with 2016.

Director fees for 2016 were $165,227 as compared with $37,088 in 2015. The increase is primarily due to an increase of the number of our directors during 2016. We currently pay our non-employee directors $50,000 per year. These fees can either be paid in cash, or in stock or stock options, at the election of the director.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and other similar expenses. These expenses directly correlate to our overall business activity. We expect these expenses to continue to increase during 2017 as our business grows.

Operating loss was $9,939,875 in 2016, and $6,783,818 in 2015.

Interest expense was $250,850 in 2016, as compared with $424,245 in 2015. Interest expense for 2015 primarily relates to convertible debt that was issued in August 2012, and renewed in September 2013, and short term notes that were issued in December 2013 and renewed in December 2014. The stated interest rate on the convertible debt during 2015 was 12%. Interest expense for 2016 relates to $2,670,000 of convertible debt that was issued during September of 2015, the majority of which was converted to equity during the first quarter of 2016. The stated interest rate on the convertible debt issued during September of 2015 was 10%.

Net loss was $10,190,725 in 2016, and $7,225,920 in 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had a working capital surplus of $8,751,702, primarily due to the equity investment made by Unibel during the fourth quarter of 2016.

During the twelve month period ended December 31, 2016, we used cash of $8,024,788 in operations, $1,053,498 for the purchase of equipment, net of sales of equipment, and $64,089 for patents and trademarks

Our liquidity needs will depend on how quickly we ramp up sales through our relationships with Sysco and PepsiCo.

During 2016 we issued 28,277,329 shares of our common stock (“Shares”) and warrants to purchase 14,033,438 Shares (“Warrants”) for aggregate gross proceeds to the Company of $18,812,690. Of these total amounts 24,598,674 Shares were issued for cash of $16,457,150; 3,502,327 Shares were issued for Conversion of Debt in the amount of $2,242,692; and 176,328 Shares were issued in settlement of debt in the amount of $112,849. Of the total 14,033,438 Warrants issued during 2016, 3,877,186 are priced at $1,00; 7,812,500 are priced at $0.88, and 2,343,752 are priced at $.0.75. The 2016 financing activity occurred in three separate private placements with accredited investors. In the first transaction, we issued 7,754,373 Shares and five year Warrants priced at $1.00 to purchase up to 3,877,186 Shares, for aggregate gross proceeds to the Company of $6,203,498. The first transaction consists of two components: a new equity raise in the amount of $3,570,000 and the conversion into common equity of $2,633,498 of principal and interest of convertible promissory notes previously issued during the fourth quarter of 2016. In the second transaction, we sold 4,687,504 Shares and five year Warrants priced at $.75 to purchase up to 2,343,752 Shares, for aggregate gross proceeds to the Company of $3,000,000. In the third transaction we sold 15,625,000 Shares, and five year Warrants priced at $.88 to purchase up to 7,812,500 shares for aggregate gross proceeds to the Company of $10,000,000. During 2016 we also converted $52,613 of debt into 210,455 shares of stock, related to a note that was settled for most investors during 2015.

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

We lease office space under a non-cancellable operating sub-lease, which expires February 28, 2018, and we have entered into a direct lease for the same premises covering the period March 1, 2018 to March 31, 2019. The aggregate minimum requirements under the non-cancellable sub-lease and direct lease as of December, 2016 is $387,598.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

●	Management has identified the following material weaknesses in our internal control over financial reporting:

●	We do not have an audit committee made up entirely of independent directors. We are not currently obligated to have an audit committee made up entirely of independent directors, including a member who is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards. However, it is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal controls and procedures.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	36	President, Chief Executive Officer and Chairman
Joseph S. Tesoriero	62	Chief Financial Officer
Steven Lang	63	Director
Arnold Tinter	71	Secretary and Director
Joseph M. Cugine	55	Director
Alice Elliot	59	Director
Alexander H. Ware	54	Director
Isabelle Ortiz-Cochet	55	Director

Riccardo Delle Coste has been the Chairman of our board of directors, President and Chief Executive Officer since January 10, 2012. He has also been the President and Chief Executive Officer of Barfresh Inc., a Nevada corporation and our wholly owned subsidiary (“Barfresh NV”), since its inception. Mr. Delle Coste is the inventor of the patented technology and the creator of Barfresh. Mr. Delle Coste developed a unique system using controlled pre-packaged portions to deliver a freshly made smoothie that is quick, cost efficient, healthy and with no waste. In building the business, he is responsible for securing new business and maintaining key client relationships. He is also responsible for the development of new product from testing to full-scale production, establishment of the manufacturing facilities that have all necessary accreditations, technology development, product improvement and R&D with new product launches. Mr. Delle Coste also has over five years of investment banking experience. Mr. Delle Coste attended Macquarie University, Sydney, Australia while studying for a Bachelor of Commerce for 3.5 years but left to pursue business interests before receiving a degree.

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

Steven Lang was appointed as Director of the Company on January 10, 2012. He has also served as Secretary of Barfresh NV since its inception. Prior to joining Barfresh NV, from 2003 to 2007, Mr. Lang was a director of Vericap Finance Limited, a company that specializes in providing advice to and investing in Australian companies with international growth potential. From 1990 to 1999, he served as a director of Babcock & Brown’s Australian operations where he was responsible for international structured finance transactions. Mr. Lang received a Bachelor of Commerce and a Bachelor of Laws from the University of New South Wales in 1976 and a Master of Laws from the University of Sydney in 1984. He has been a member of the Institute of Chartered Accountants in Australia and was licensed to practice foreign law in New York.

Qualifications: Mr. Lang has over 35 years of experience in business, accounting, law and finance and served as Chairman of an Australian public company.

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary of the Company on January 10, 2012. Mr. Tinter resigned his position as Chief Financial Officer on May 18, 2015 served temporarily as Principal Accounting Officer. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc., is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He has been the chief financial officer and a director of other public companies: From 2012 to 2016, LifeApps Digital Media Inc. and Arvana Inc. From 2006 to 2010 he was the chief financial officer of Spicy Pickle Franchising, Inc. In all of the companies his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. From May 2001 to May 2003, he served as chief financial officer of Bayview Technology Group, LLC, a privately held company that manufactured and distributed energy-efficient products. From May 2003 to October 2004, he also served as that company’s chief executive officer. Prior to 1990, Mr. Tinter was chief executive officer of Source Venture Capital, a holding company with investments in the gaming, printing and retail industries. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

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

Alexander H. Ware was appointed as director of the company on July 13, 2016. Mr. Ware currently serves as the Executive Vice President & Chief Financial Officer of Buffalo Wild Wings since October 2016. Mr. Ware previously served as Executive Chairman of MStar Holding Corporation. Mr. Ware served as Interim Chief Executive Officer for MStar Holding Corporation in 2013. Prior to his time at MStar Holding Corporation, he served as a Senior Advisor and previously as Executive Vice President of Strategic Development of Pohlad Companies, a family office, from 2010 to 2015. He served in increasing capacities at PepsiAmericas, Inc. and related companies culminating as Executive Vice President & Chief Financial Officer from 2005 to 2010. Previously, he was Senior Associate at Booz Allen Hamilton, Inc. from 1990-1994. Mr. Ware received his Bachelor of Arts degree in Economics from the Hampden-Sydney College and his Master of Business Administration from Darden Graduate School of Business at University of Virginia.

Qualifications: Mr. Ware brings over 30 years of experience in leadership, strategic planning and business portfolio management.

Isabelle Ortiz-Cochet was appointed as director of the Company on December 16, 2016. She is the Chief Investment Officer for Unibel, parent company of Bel Group. Bel is an international France-based group, a world leader in branded cheese business, with brands such as Laughing Cow, Mini-Babybel or Boursin. In that position since January 2016, Ms. Ortiz-Cochet drives Unibel diversification strategy, and leads the investment portfolio development. She was previously VP Strategic Development at Bel Group Form September 2013 to December 2015. From 2007 to 2013, based out of Bel’s New York office, Ms. Ortiz-Cochet led the development of long term strategies in North and South America, as well as Marketing strategy in the region. Prior to that position, she held a number of leadership positions in marketing and global strategy at Bel out of the Paris office, at French, European and corporate levels. Isabelle began her career with Kimberly Clark in France. Isabelle earned a master degree from ESSEC Business School in France, and an executive MBA from HEC Business School, France.

Pursuant to the investor rights agreement between Barfresh and Unibel dated November 23, 2016, Unibel is entitled to appoint one director to the board of directors of Barfresh, which director is entitled to sit on each committee of the board of directors selected by the Unibel, unless Unibel has beneficial ownership of less than: (i) 75.0% of the Shares; and (ii) 5.0% of the company’s issued and outstanding common stock. Unibel has designated Isabelle Ortiz-Cochet as its board designee. Barfresh has agreed to call shareholder meetings whenever necessary to ensure Unibel’s designee is elected as a director. At any time that Unibel’s designee is not a director, Unibel’s designee will be entitled to be a board observer. Riccardo Delle Coste, Steven Lang and their respective affiliates have agreed to vote their shares in favor of Unibel’s designee.

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

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that four of our seven directors are independent, which constitutes a majority.

Board Committees

We currently have an audit committee, a compensation committee and a nominating and governance committee. The members of the audit committee are Arnold Tinter, Steven Lang and Riccardo Delle Coste. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. Steven Lang is the only independent member of the audit committee, as defined above. In the future we expect to have an audit committee comprised of all independent members. The members of the compensation committee are Arnold Tinter, Alice Elliot and Riccardo Delle Coste. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The members of the nominating committee are Arnold Tinter, Alice Elliot and Steven Lang. The nominating and governance committee is primarily responsible for overseeing corporate governance and for identifying, evaluating and recommending individuals to serve as directors of the company.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to the Company, have any material interest adverse to the Company or have been subject to legal, administrative or judicial orders, proceedings or decrees required to be disclosed.

Code of Ethics

Our Chief Executive Officer, and our Chief Financial Officer are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the fiscal year ended March 31, 2014 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Alexander H. Ware filed a late Form 3 filing and a late Form 4 filing and Riccardo Delle Coste has not filed one or more Form 4 filings.

Item 11. Executive Compensation.

The following table summarizes all compensation for the fiscal year ending December 31, 2016 (“2016”) and Transition Period, 9 months ending December 31, 2015 (“12/2015”) received by our “Named Executive Officers”:

Name and Principal Position	Period	Salary ($)	Bonus (1) ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Riccardo Delle Coste, Chief Executive Officer	2016	364,583	43,750	57,118	(2)	158,750	(3)			11,700	(4)	635,901
	12/2015	289,583								7,200	(4)	296,783

Joseph Cugine, President, Barfresh Corp. Inc. a wholly owned subsidiary	2016	300,000	25,137	32,818	(5)	139,382	(6)					497,337
	12/2015	212,500		600,000	(7)	310,420	(8)			41,667	(9)	1,164,587

Joseph Tesoriero, Chief Financial Officer	2016	290,000	19,488	25,443	(10)	95,646	(11)					430,577
	12/2015	156,250		287,000	(12)	435,403	(13)					878,653

1.	Represents discretionary bonuses for fiscal year 2015 that were paid during fiscal year 2016. Whether or not bonuses will be paid for fiscal year 2016 is discretionary and has not yet been determined.

2.	Represents 121,527 shares of restricted stock valued using the Black-Scholes pricing model. The shares were granted on December 12, 2016 and vest ratably over the next three years.

3.	Represents two stock option grants: (1) 250,000 options shares issued 5/25/2016, with an exercise price of $0.61, which vest ratably over the next three years and are exercisable until 5/25/2024 and (2) 125,000 options issued on 11/25/2016, with an exercise price of $0.72, which vest ratably over the next three years and are exercisable until 11/25/2024.

4.	Represents the car allowance paid to Mr. Delle Coste.

5.	Represents 69,825 shares of restricted valued using the Black-Scholes pricing model. The shares were granted on 12/12/2016 and vest ratably over the next three years.

6.	Represents two stock option grants: (1) 250,000 options issued on 5/25/2016, with an exercise price of $0.61, which vest ratably over the next three years and are exercisable until 5/25/2024 and (2) 83,791 options issued on 11/25/2016, with an exercise price of $0.72, which vest ratably over the next three years and are exercisable until 11/25/2024.

7.	Represents 1,000,000 shares of restricted stock valued at the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares vest 50% in 2017 and 50% in 2018.

8.	Represents option to purchase 600,000 shares of common stock. The exercise price of the options is $0.50, vest 50% in 2017 and 50% in 2018, and are exercisable until 5/1/2023.

9.	Represents consulting fees paid to Mr. Cugine prior to becoming an employee.

10.	Represents 54,133 shares of restricted stock valued using the Black-Scholes pricing model. The shares were granted on December 12, 2016 and vest ratably over the next three years.

11.	Represents two stock option grants: (1) 175,000 options issued on 5/25/2016, with an exercise price of $0.61, which vest ratably over the next three years and are exercisable until 5/25/2024 and (2) 54,567 options issued on 11/25/2016, with an exercise price of $0.72, which vest ratably over the next three years and are exercisable until 11/25/2024.

12.	Represents 350,000 shares of restricted stock valued at the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The shares vest 50% in 2017 and 50% in 2018.

13.	Represents option to purchase 500,000 shares of common stock. The exercise price of the options is $0.82, vest 50% in 2017 and 50% in 2018, and are exercisable until 5/1/2023.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)
Riccardo Delle Coste	300,000	(1)	1	0.45	1/21/20		1	1
	250,000	(2)		0.61	5/25/24
	125,000	(3)		0.72	11/25/24
						121,527

Joseph Cugine	600,000	(4)		0.50	5/1/23	1,000,000	875,000
	250,000	(5)		0.61	5/25/24
	83,791	(6)		0.72	11/25/24
						69,825

Joseph Tesoriero	500,000	(7)		0.82	5/1/23	350,000	306,250
	175,000	(8)		0.61	5/25/24
	54,567	(9)		0.72	11/25/24
						54,133

1.	Fully vested.

2.	Vest in equal increments on 5/25/2017, 5/25/2018 and 5/25/2019.

3.	Vest in equal increments on 11/25/2017, 11/25/2018, and 11/25/2019.

4.	Vest in equal increments on 5/1/2017 and 5/1/2018.

5.	Vest in equal increments on 5/25/2017, 5/25/2018 and 5/25/2019.

6.	Vest in equal increments on 11/25/2017, 11/25/2018 and 11/25/2019.

7.	Vest in equal increments on 5/18/2017 and 5/18/2018.

8.	Vest in equal increments on 5/25/2017, 5/25/2018 and 5/25/2019.

9.	Vest in equal increments on 11/25/2017, 11/25/2018, and 11/25/2019.

Compensation of Directors

The following table summarizes the compensation paid to our directors that were not employees for the fiscal year ended December 31, 2016. A director who is a Company employee does not receive any compensation for service as a director. The compensation received by directors that are employees of the Company is shown above in the summary compensation table. We reimburse all directors for expenses incurred in their capacity as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Arnold Tinter	50,000						70,000	(1)	120,000
Steven Lang				50,000					50,000
Alice Elliot				50,000					50,000

Alex Ware		23,561	(2)
Isabelle Ortiz-Cochet			(3)

(1)	Represents consulting fees paid to Mr. Tinter.

(2)	Mr. Ware joined the board on July 13, 2016.

(3)	Ms. Ortiz-Cochet joined the board on December 16, 2016, and has elected to receive Stock Options for her service beginning in 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of [ ], 2017 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of [ ], 2017. As of [ ], 2017, the Company had [ ] shares of common stock outstanding. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of [ ], 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 5, 2017, for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 5, 2017. As of March 5, 2017, the Company had 117,373,082 shares of common stock outstanding. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 5, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Common Stock
Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class o/s
Riccardo Delle Coste (2) (3) (4) (5) (6) (7)	20,537,933	17.40%

R.D Capital Holdings Pty Ltd. (3) (5) (6) (7)	19,837,933	16.85%

Steven Lang (8) (9) (10) (11)	19,826,071	16.83%

Sidra Pty Limited (9) (11)	19,337,475	16.44%

Joseph Tesoriero (12) (13)	179,886	0.15%

Arnold Tinter (14) (15)	950,000	0.81%

Joe Cugine (16) (17) (18)	902,159	0.77%

Alice Elliot (19) (20) (21) (22)	554,599	0.47%

Alexander Ware (23) (24) (25)	253,875	0.22%

Isabelle Ortiz-Cochet 2 Allee De Longchamp Suresnes, France	-	-

All directors and officers as a group (8 persons)	43,204,523	36.30%

Unibel 2 Allee De Longchamp Suresnes, France 92150 (26)	23,437,500	18.72%

Lazarus Investment Partners LLLP 3200 Cherry Creek South Drive Suite 670 Denver, CO 80209 (27)	17,234,548	14.11%

Wolverine Asset Management, LLC (“WAM”) 175 West Jackson Blvd. Suite 340 Chicago, IL 60604 (28) (29)	6,501,600	5.45%

1	The address of those listed, except as noted is c/o Barfresh Food Group Inc., 8383 Wilshire Blvd., Beverly Hills, CA 90211.

2	Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company.

3	Includes 19,454,156 shares owned by R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

4	Includes 550,000 shares underlying options granted.

5	Includes 282,647 shares underlying warrants issued in connection with a promissory note the holder of which was R.D. Capital Holdings PTY Ltd. And of which Riccardo Delle Coste is deemed to be a beneficial owner.

6	Includes 25,000 shares underlying warrants issued in connection with a promissory note the holder of which was R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

7	Includes 76,130 shares underlying warrants issued in connection with the purchase of common shares, the holder of which was R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

8	Mr. Lang is a Director of the Company.

9	Includes 19,054,828 shares owned by Sidra Pty Limited of which Steven Lang is deemed to be a beneficial owner.

10	Includes 150,000 shares underlying options granted.

11	Includes 282,646 shares underlying warrants issued in connection with a promissory note the holder of which is Sidra PTY Limited.

12	Mr. Tesoriero is the Chief Financial Officer of the Company.

13	Includes 76,629 shares underlying warrants issued in connection with a promissory note and conversion thereof.

14	Mr. Tinter is the Secretary and a Director of the Company.

15	Includes 150,000 shares underlying options granted.

16	Mr. Cugine is President of a subsidiary of the Company and a Director.

17	Includes 500,000 shares owned by Restaurant Consulting Group LLC of which Mr. Cugine is deemed to be a beneficial owner.

18	Includes 96,020 shares underlying warrants issued in connection with purchase of common shares.

19	Ms. Elliot is a Director of the Company.

20	Includes 360,000 shares owned by Elliot-Herbst LP of which Alice Elliot is deemed to be a beneficial owner.

21	Includes 64,599 shares owned by Elliot-Herbst Family LLC of which Ms. Elliot is deemed to be a beneficial owner.

22	Includes 130,000 shares underlying warrants issued in connection with purchase of common shares.

23	Mr. Ware is a Director of the Company.

24	Includes 156,250 shares owned by The Alexander Ware Revocable Trust of which Mr. Ware is deemed to be a beneficial owner.

25	Includes 78,125 shares underlying warrants issued to The Alexander Ware Revocable Trust in connection with purchase of common stock.

26	Includes 7,812,500 shares underlying warrants issued in connection with the purchase of common stock.

27	Includes 4,813,230 shares underlying warrants issued in connection with the purchase of common stock.

28	Wolverine Asset Management, LLC (“WAM”) is the investment manager of Wolverine Flagship Fund Trading Limited and has voting and dispositive power over these securities. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc., the general partner of Wolverine Holdings.

29	Includes 2,000,000 shares underlying warrants issued in connection with the purchase of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of fiscal 2016, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On January 29, 2016, we closed a private placement to accredited investors of $2,670,000 in promissory notes and warrants to purchase up to 1,297,500 shares of common stock of the Company for aggregate gross proceeds to the Company of $2,670,000. Of the aggregate offering amount, $635,000 of the notes and warrants to purchase up to 317,500 shares of common stock were placed with members of the Company’s management, including officers and directors of the Company, and family members of certain officers and directors.

On September 28, 2016 we closed a private placement to accredited investors of 4,687,504 shares of common stock at $.64 per share, and warrants to purchase up to 2,343,752 shares of common stock, for aggregate proceeds to the Company of $3,000,000. Of the aggregate offering amount, 371,639 shares and 185,819 warrants, were placed with members of the Company’s management, including officers and directors of the Company, and family members of certain officers and directors.

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

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that four of our seven directors are independent, which constitutes a majority.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the year ended December 31, 2016 and nine months ended December 31, 2015 were as follows.

	2016	2015
Audit fees	$53,208	$39,920
Audit related fees
Tax fees	13,700
All other fees
Total	$66,908	$39,920

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

Audit Fees. The aggregate fees billed for the year end December 31, 2016, and the nine months ended December 31, 2015 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. Eide Bailly LLP did not provide us with audit related services for the year ended December 31, 2016, or the nine months ended December 31, 2015, that are not reported under Audit Fees.

Tax Fees. The aggregate tax fees billed for the year end December 31, 2016, were related to the preparation of corporate income tax returns. No tax fees were paid for the nine months ended December 31, 2015.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the year ended December 31, 2016 or the nine months ended December 31, 2015.

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

BARFRESH FOOD GROUP INC.

Date: March 30, 2017	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	March 30, 2017
Riccardo Delle Coste	(Principal Executive Officer)

/s/ Joseph Tesoriero	Chief Financial Officer	March 30, 2017
Joseph Tesoriero	(Principal Financial Officer)

/s/ Steven Lang	Director	March 30, 2017
Steven Lang

/s/ Arnold Tinter	Director	March 30, 2017
Arnold Tinter

/s/ Joseph M. Cugine	Director	March 30, 2017
Joseph M. Cugine

/s/ Alice Elliot	Director	March 30, 2017
Alice Elliot

/s/ Isabelle Ortiz-Cochet	Director	March 30, 2017
Isabelle Ortiz-Cochet

/s/ Alexander Ware	Director	March 30, 2017
Alexander Ware

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated January 10, 2012 by and among Moving Box Inc., Andreas Wilcken, Jr., Barfresh Inc. and the shareholders of Barfresh Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed January 17, 2012

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed January 17, 2012)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.5	Form of Series PA Warrant (incorporated by reference to Exhibit 4.5 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.6	Form of Series CN Warrant (incorporated by reference to Exhibit 4.6 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.7	Form of Series EN Warrant (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.8	Form of Series E Warrant (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-203340) as filed April 10, 2015)

4.9	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed February 16, 2015)

4.10	Form of Series H Warrant (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.11	Form of Series I Warrant (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.12	Form of Convertible Promissory Note dated January 29, 2016 by Barfresh Food Group Inc. in favor of certain investors (incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.13	Form of warrant dated December 1, 2013 (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.14	Form of Series K Warrant (incorporated by reference to Exhibit 4.14 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

4.15	Form of Series J Warrant (incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

10.1	Form of Registration Rights Agreement dated February 16, 2016 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

10.2	Intellectual Property Sale Deed by and between National Australia Bank Limited and Barfresh Inc. dated October 15, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q as filed November 20, 2013)

10.3	Form of Securities Purchase Agreement dated February 16, 2016 by and between Barfresh Food Group Inc. and certain investors. (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

10.4	Form of Investor Rights Agreement dated November 23, 2016 by and between Barfresh Food Group, Inc. and Unibel*

10.5	Form of Securities Purchase Agreement dated November 23, 2016 by and between Barfresh Food Group, Inc. and Unibel (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.6	Form of Securities Purchase Agreement dated September 28, 2016 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.7

Form of Registration Rights Agreement dated September 28, 2016 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.8	Barfresh Food Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed June 30, 2014)+

10.9	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.10	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.11	Executive Employment Agreement by and between Smoothie, Inc. and Joseph M. Cugine dated April 27, 2015 (incorporated by reference to Exhibit 10.12 to Annual Report Form 10-K filed July 7, 2015)+

10.21	Executive Employment Agreement by and between Barfresh Food Group, Inc. and Joseph S. Tesoriero dated May 18, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report Form 10-K filed July 7, 2015)+

21.1	Subsidiaries *

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)*

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)*

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance.
101.XSD	XBRL Schema.
101.PRE	XBRL Presentation.
101.CAL	XBRL Calculation.
101.DEF	XBRL Definition.
101.LAB	XBRL Label.

*	Filed herewith
+	Compensatory plan

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

Barfresh Food Group Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Barfresh Food Group, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016 and the nine-month period ended December 31, 2015. Barfresh Food Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Plan’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the nine-month period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Denver, Colorado
March 29, 2017

Barfresh Food Group Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$9,180,947	$1,986,004
Accounts receivable	131,088	28,596
Inventory	317,948	327,961
Prepaid expenses and other current assets	25,864	30,524
Total current assets	9,655,847	2,373,085
Property, plant and equipment, net of depreciation	1,494,478	688,772
Intangible assets, net of amortization	619,863	617,257
Deposits	53,202	16,451
Total Assets	$11,823,390	$3,695,565

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$153,756	$131,804
Accrued expenses	746,375	236,312
Deferred rent liability	165	1,855
Short-term notes payable - related party, net of discount	-	50,000
Short-term notes payable	-	50,000
Convertible note - related party, net of discount	-	119,993
Convertible note, net of discount	-	1,975,878
Current portion of long term debt	3,849	14,039
Total current liabilities	904,145	2,579,881
Long term Debt, net of current portion	8,958	45,992
Total liabilities	913,103	2,625,873

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 117,103,276 and 86,186,453 shares issued and outstanding at December 31, 2016 and 2015, respectively	117	86
Additional paid in capital	35,829,627	15,798,338
Accumulated (deficit)	(24,919,457)	(14,728,732)
Total stockholders’ equity	10,910,287	1,069,692
Total Liabilities and Stockholders’ Equity	$11,823,390	$3,695,565

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

	For the year ended	For the nine months ended
	December 31, 2016	December 31, 2015
Revenue	$1,457,499	$437,272
Cost of revenue	772,827	251,300
Gross profit	684,672	185,972

Operating expenses:
General and administrative	10,415,933	5,666,204
Depreciation and Amortization	208,614	135,494
Total operating expenses	10,624,547	5,801,698

Operating loss	(9,939,875)	(5,615,726)

Other expenses
Interest	250,850	296,509
Loss on extinguishment of debt	-	7,857

Net (loss)	$(10,190,725)	$(5,920,092)

Per share information - basic and fully diluted:
Weighted average shares outstanding	95,557,640	79,149,995
Net (loss) per share	$(0.11)	$(0.07)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group, Inc.

Statement of Stockholders’ Equity

For the Period from April 1, 2015 to December 31, 2016

	Common Stock		Additional paid in	Accumulated	Unearned
	Shares	Amount	Capital	(Deficit)	services	Total

Balance April 1, 2015	77,720,828	$78	$14,034,623	$(8,808,640)	$(47,342)	$5,178,719
Exercise of warrants	6,695,352	7	2,493	-	-	2,500
Issuance of stock for services	141,477	-	83,000	-	-	83,000
Conversion of debt into stock	1,628,796	2	447,197	-	-	447,199
Effect of issuance of warrants in relation to debt	-	-	600,629	-	-	600,629
Stock based compensation	-	-	630,395	-	-	630,395
Amortization of unearned services	-	-	-	-	47,342	47,342
Net (loss)	-	-	-	(5,920,092)	-	(5,920,092)
Balance December 31, 2015	86,186,453	$87	15,798,337	(14,728,732)	$-	1,069,692
Issuance of stock for cash, net of expenses of $750,019	24,598,674	24	15,707,106			15,707,130
Exercise of warrants	2,464,017	2	714,998			715,000
Exercise of options	50,000		25,500			25,500
Conversion of debt into stock	3,502,327	4	2,242,688			2,242,692
Debt settled for stock	176,328		112,849			112,849
Issuance of stock for services	125,477		95,000			95,000
Stock based compensation			1,133,149			1,133,149
Net (loss)				(10,190,725)		(10,190,725)
Balance	117,103,276	$117	$35,829,627	$(24,919,457)	$-	$10,910,287

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2016	For the nine month ended December 31, 2015
Cash flow from operating activities:
Net (loss)	$(10,190,725)	$(5,920,092)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	147,131	89,648
Equity based compensation	1,133,148	630,395
Amortization of intellectual property	61,483	45,846
Interest related to debt discount	180,707	225,363
Amortization of unearned services	-	47,342
Loss on sale of property and equipment	63,751
Stock issuance for service	95,000	83,000
Change in operating assets and liabilities
Accounts receivable	(102,492)	17,500
Inventory	10,013	(162,114)
Prepaid expenses	4,660	(24,138)
Deposits	(36,751)	-
Accounts payable	21,952	(1,450)
Accrued expenses	589,025	(160,656)
Deferred rent	(1,690)	371
Net cash (used in) operations	(8,024,788)	(5,128,985)

Cash flow from investing activities:
Purchase of fixed assets	(1,053,498)	(236,014)
Proceeds from sale of equipment	36,910	2,951
Investment in patent and trademarks	(64,089)	(11,669)
Net cash (used in) investing activities	(1,080,677)	(244,732)

Cash flow from financing activities:
Issuance of common stock and warrants for cash	16,457,150	-
Equity issuance costs	(750,020)	-
Exercise of warrant and options	740,500	2,500
Repayment of short term notes payable -related party	(100,000)	(550,000)
Repayment of long term debt	(47,222)	(9,436)
Issuance of convertible notes	-	2,670,000
Borrowing from long term debt	-	33,000
Debt issuance costs	-	(76,000)
Repayment of short term notes payable	-	(75,000)
Net cash provided by financing activities	16,300,408	1,995,064

Net increase (decrease) in cash	7,194,943	(3,378,653)
Cash and cash equivalents at beginning of period	1,986,004	5,364,657
Cash and cash equivalents at end of period	$9,180,947	$1,986,004

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,370	$57,710
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Common stock issued for services, and conversion of debt	$2,450,537	$1,160,592
Fair value of warrants issued with notes payable and common stock	$0	$600,629

See the accompanying notes to the financial statements

Note 1. Summary of Significant Accounting Policies

Barfresh Food Group Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware. We are engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.

On December 15, 2015, the Company changed its fiscal year end from March 31 to December 31 with immediate effect. The Company previously filed a Transition Report on Form 10-K for the nine-month period ending December 31, 2015.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiaries, Barfresh Inc. and Barfresh Corporation Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2016 and 2015. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of December 31, 2016, and 2015, there is no allowance for doubtful accounts. There was no bad debt expense for the year ended December 31, 2016 and the nine months ended December 31, 2015.

Inventory

Inventory consists of finished goods and is carried at the lower of cost or market on a first in first out basis.

Intangible Assets

Intangible assets are comprised of patents, net of amortization and trademarks. The patent costs are being amortized over the life of the patent, which is twenty years from the date of filing the patent application. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the costs of internally developing other intangible assets, such as patents, are expensed as incurred. However, as allowed by ASC 350, costs associated with the acquisition of patents from third parties, legal fees and similar costs relating to patents have been capitalized.

In accordance with ASC 350 legal costs related to trademarks have been capitalized. We have determined that trademarks have an indeterminable life and therefore are not being amortized.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $432,146 and $256,499, in research and development expenses for the year ended December 31, 2016 and the nine months ended December 31, 2015, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Rent expense is charged to expense beginning with the occupancy date. Deferred rent was $165 and $1,855 at December 31, 2016 and 2015, respectively, and will be charged to rent expense over the life of the lease.

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

For the year ended December 31, 2016 and for the nine months ended December 31, 2015 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2016 and 2015 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

The Company is in the initial stages of evaluating the effect of the standard on our financial statements and continue to evaluate the available transition methods. However, based on our initial evaluation, we do not expect there to be material changes to our current Revenue Recognition policies due to the non-complex contracts with our customers, including the definition of our performance obligations and the transaction prices in our contracts with our customers. The Company does not plan to adopt the standard until the interim period ended March 31, 2018.

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

The Company is in the initial stages of evaluating the effect of the standard on our financial statements and continue to evaluate the available transition methods. However, based on our initial evaluation, we do not expect there to be material changes to both our current and long-term lease liabilities and our fixed assets of our limited number of operating leases that will be converted to financing leases under the new guidance. The Company does not plan to adopt the standard until the interim period ended March 31, 2019.

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

In August 2016, the FASB issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

Note 2. Property Plant and Equipment

Major classes of property and equipment at December 31, 2016 and 2015 consist of the following:

	2016	2015
Furniture and fixtures	$1,524	$13,604
Manufacturing Equipment	1,605,317	705,782
Leasehold Improvements	4,800	3,300
Vehicles	29,696	116,752
	1,641,337	839,438
Less: accumulated depreciation	(396,863)	(249,732)
	1,244,474	589,706
Equipment not yet placed in service	250,004	99,066
Property and equipment, net of depreciation	$1,494,478	$688,772

We recorded depreciation expense related to these assets of $147,131 and $89,648 for the year ended December 31, 2016 and the nine months ended December 31, 2015, respectively.

Note 3. Intangible Assets

As of December 31, 2016, intangible assets consist of patent costs of $750,640, trademarks of $73,925 and accumulated amortization of $204,702.

As of December 31, 2015, intangible assets consist of patent costs of $745,943, trademarks of $14,533 and accumulated amortization of $143,219

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $61,483 and $45,846 for the year ended December 31, 2016 and the nine months ended December 31, 2015, respectively.

Estimated future amortization expense related to intangible property as of December 31, 2016, is as follows:

Total Amortization
Years ending December 31,
2017	$61,595
2018	61,595
2019	61,595
2020	61,595
2022	61,595
Later years	237,963
$545,938

Note 4. Related Parties

As disclosed below in Note 5, previous balances owed to related parties, a significant shareholder and a company controlled by a director and significant shareholder, have been fully paid.

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

As of December 31, 2015, all of the associated debt discount has been amortized.

During September 2015, all of the holders of the convertible notes elected to convert the then outstanding $420,000 of notes, and accumulated interest of $21,955 to our common stock. We issued 1,767,822 shares of our common stock in conversion of these notes.

During late 2015, we raised $2,670,000 through the issuance of convertible promissory notes. The notes bore interest at a rate of 10% and matured in one year. Upon completion of an equity financing which occurred during the first quarter of 2016, holders of approximately 96% of these notes elected to convert all outstanding principal and accrued and unpaid interest under the notes into the class of equity issued in such financing on the same terms as the other investors concurrently with the closing of such financing. The balance of the notes, $100,000, and accrued interest of $5,498 was repaid in cash. During late 2015 we also issued 1,335,000 warrants to the note holders for the right to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $1.00 per share for a term of five years. Of the aggregate offering amount, $635,000 of the notes and warrants to purchase up to 317,500 shares of common stock were placed with members of the Company’s management, including officers and directors of the Company, and family members of certain officers and directors.

There was no outstanding balance at December 31, 2016. At December 31, 2015, the balance of the notes was comprised of the following:

December 31, 2015
Convertible notes (including related party)	2,720,000
Less: Debt discount (warrant value)	(554,462)
Less: Debt discount (issuance costs paid)	(69,667)
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

Note 7. Long term Debt

Long term debt at December 31, 2016 and 2015, consists of installment agreements on one and three vehicles, respectively, maturing on different dates through June 2020. The installment agreements, are with one financial institution and bear no interest. Monthly payments are $320 per month.

The annual maturities of long term debt as of December 31, 2016, are as follows:

For years ending December 31,
2017	3,849
2018	3,849
2019	3,849
2020	1,263
$12,807

Note 8. Commitments and Contingencies

We lease office space under non-cancelable operating leases, which expires on March 31, 2019. The aggregate minimum requirements are as follows:

For years ending December 31,
2017	$132,620
2018	167,530
2019	43,462
$343,612

Note 9. Stockholders’ Equity

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

During the nine months ended December 31, 2015, we issued 1,985,000 options to purchase our common stock to officers and employees of the Company. In addition, we cancelled 10,000 options to purchase our common stock. The exercise price of the options ranged from $0.50 to $0.82 per share, and the options are exercisable for periods of between 5 and 8 years. The options vest under a variety of vesting schedules.

The fair value of the options ($1,345,317 in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below, and are being written off the life of each option.

Expected life (in years)	4.5 to 8
Volatility (based on a comparable company)	78% to 99%
Risk Free interest rate	1.38% to 2.11%
Dividend yield (on common stock)	-

During 2016 we issued 28,277,339 shares of our common stock (“Shares”) and warrants to purchase 14,033,438 Shares (“Warrants”) for aggregate gross proceeds to the Company of $18,812,690. Of these total amounts 24,598,674 Shares were issued for cash of $16,457,150; 3,502,327 Shares were issued for Conversion of Debt in the amount of $2,242,692; and 176,328 Shares were issued in settlement of debt in the amount of $112,849. Of the total 14,033,438 Warrants issued during 2016, 3,877,186 are priced at $1,00; 7,812,500 are priced at $0.88, and 2,343,752 are priced at $.0.75. The 2016 financing activity occurred in three separate private placements with accredited investors. In the first transaction, we issued 7,754,373 Shares and five year Warrants priced at $1.00 to purchase up to 3,877,186 Shares, for aggregate gross proceeds to the Company of $6,203,498. The first transaction consists of two components: a new equity raise in the amount of $3,570,000 and the conversion into common equity of $2,633,498 of principal and interest of convertible promissory notes previously issued during the fourth quarter of 2016. In the second transaction, we sold 4,687,504 Shares and five year Warrants priced at $.75 to purchase up to 2,343,752 Shares, for aggregate gross proceeds to the Company of $3,000,000. In the third transaction, we sold 15,625,000 Shares, and five year Warrants priced at $.88 to purchase up to 7,812,500 shares for aggregate gross proceeds to the Company of $10,000,000. During 2016 we also converted $52,613 of debt into 210,455 shares of stock, related to the note that was settled for most investors during 2015.

In additions to the warrants discussed above we issued 171,368 warrants to placement agents who worked on the above describe financings.

The fair value of the warrants described above, in the aggregate of $6,189,196, was estimated at the date of grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The fair value of the warrants has been included in the total additional paid in capital. The following assumptions were used in the Black-Scholes option pricing model:

Expected life (in years)	5
Volatility (based on a comparable company)	75.56%-78.12% %
Risk Free interest rate	1.23%-1.83% %
Dividend yield (on common stock)	-

During the year ended December 31, 2016, the holder of warrants to purchase shares of common stock exercised their rights and purchased 1,250,000 shares of common stock for an aggregate price of $715,000. In addition, the holders of 620,000 warrants exercised their right to a cash-less conversion and received 1,214,017 shares.

Also during the year ended December 31, 2016 we issued 64,599 shares of stock to a member of our board of directors in lieu of $50,000 in director fees due and 60,878 shares of common stock in lieu of cash for legal fees. We valued the shares based on the trading value on the date issued.

In addition, during the year ended December 31, 2016 we issued 50,000 shares of stock at a price of $0.51 per share in exchange for outstanding options.

During the year ended December 31, 2016, we issued 1,893,442 options to purchase our common stock to employees of the Company. In addition, we cancelled 56,000 options to purchase our common stock. The exercise price of the options ranged from $0.6129 to $0.83 per share, and are exercisable for a period of 8 years and have varying vesting periods of up to three years.

The fair value of the options ($883,490 in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below, and are being expensed over the vesting period of each option.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	74.09% to 82.65%
Risk Free interest rate	1.24% to 1.73%
Dividend yield (on common stock)	-

The total amount of equity based compensation for the year ended December 31, 2016 and the nine months ended December 31, 2015 included in additional paid in capital was $1,133,149 and $630,395, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2016:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding April 1, 2015	1,600,000	.45 -.54	4.25	-
Issued	1,985,000	.47 -.87	6.42
Cancelled	(10,000)
Outstanding December 31, 2015	3,575,000		4.84
Issued	1,893,442	.61 - .83	7.16
Cancelled	(56,000)
Exercised	(50,000)
Outstanding December 31, 2016	5,362,442		5.43

Exercisable	1,580,000	.45 - .54	2.53	-

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of December 31, 2016:

	Number of Warrants	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	26,735,640	0.25 - 1.50	1.72	$161,250
Warrants issued in connection with private placement of notes	3,525,509	.48 – 1.00	2.48	$ 64,583-

Note 11. Income Taxes

Income tax provision (benefit) for the year ended December 31, 2016 and the nine months ended December 31, 2015 is summarized below:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(2,878,000)	(1,712,000)
State	(279,300)	(167,000)
Total deferred	(3,157,300)	(1,888,000)
Increase in valuation allowance	$3,157,300	$1,888,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2016	2015
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Effect of net operating loss	(37.3%)	(37.3%)
	-%	-%

Components of the net deferred income tax assets at December 31, 2016 and 2015 were as follows:

	2016	2015
Net operating loss carryover	$7,766,100	$4,708,800
Valuation allowance	(7,766,100)	(4,708,800)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $7,766,100 and $4,708,800 allowance at December 31, 2016 and 2015, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current period is $3,157,300.

As of December 31, 2016, we have a net operating loss carry forward of approximately $21,088,800. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2030	$1,000
2031	$63,800
2032	$345,900
2033	$1,840,300
2034	$2,324,100
2035	$2,987,300
2036	$5,061,700
2037	$8,464,700

As of December 31, 2016, we did not have any significant unrecognized uncertain tax positions.

Note 12. Business Segments and Customer Concentrations.

During the year ended December 31, 2016 and the nine months ended December 31, 2015, we operate in only one segment and sold only in the United States

All of our assets are located in the United States.

The following is a breakdown of customers representing more than 10% of sales for the year ended December 31, 2016:

	Revenue from customer	Percentage of total revenue
Customer A	$1,194,960	82.0%
Customer B	161,363	11.1%
	$1,356,323	93.1%

The following is a breakdown of customers representing more than 10% of sales for the nine months ended December 31, 2015:

	Revenue from customer	Percentage of total revenue
Customer A	$373,190	85.3%
Customer C	37,276	8.5%
Customer D	18,144	4.1%
	$428,610	98.0%

Note 13. Transitional Reporting Year – Comparison of audited results for the year ended December 31, 2016 to the unaudited results for the year ended December 31, 2015. This comparison is provided because the previous audited period was a nine month transitional period ending December 31, 2015.

	2016	2015
		(unaudited)
Revenue	$1,457,499	$490,905
Cost of revenue	772,827	280,648
Gross profit	684,672	210,257

Operating expenses:
General and administrative	10,415,933	6,819,183
Depreciation and Amortization	208,164	174,892
Total operating expenses	10,624,547	6,994,075

Operating loss	(9,939,875)	(6,783,818)

Other expenses
Interest	250,850	424,245
Loss on extinguishment of debt	-	7,857

Net (loss)	$(10,190,725)	$(7,225,920)

Per share information - basic and fully diluted:
Weighted average shares outstanding	95,857,003	89,437,799
Net (loss) per share	$(0.11)	$(0.08)

Note 14. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements except as for the following:

