Form 10-Q
period 2017-03-31
BARFRESH FOOD GROUP INC.
filed 2017-05-15
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (do not check if Smaller Reporting Company)

Smaller Reporting Company [X]	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ] Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

As of May 8, 2017, there were 117,537,263 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$7,449,931	$9,180,947
Accounts Receivable	237,015	131,088
Inventory	275,781	317,948
Prepaid expenses and other current assets	96,468	25,864
Total current assets	8,059,195	9,655,847
Property, plant and equipment, net of depreciation	1,599,346	1,494,478
Intangible asset, net of amortization	609,596	619,863
Deposits	48,758	53,202
Total Assets	$10,316,895	$11,823,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$202,135	$153,756
Accrued expenses	885,187	746,540

Current portion of long term debt	3,849	3,849
Total current liabilities	1,091,171	904,145
Long Term Debt, net of current portion	7,998	8,958
Total liabilities	1,099,169	913,103

Commitments and contingencies (Note _)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 117,512,263 and 117,103,276 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	118	117
Additional paid in capital	36,496,105	35,829,627
Accumulated deficit	(27,278,497)	(24,919,457)
Total stockholders’ equity	9,217,726	10,910,287
Total Liabilities and Stockholders’ Equity	$10,316,895	$11,823,390

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Revenue	$312,170	$275,326
Cost of revenue	181,649	140,735
Gross profit	130,521	134,591

Operating expenses:
General and administrative	2,433,530	2,574,066
Depreciation and amortization	56,031	46,747
Total operating expenses	2,489,561	2,620,813

Operating loss	(2,359,040)	(2,486,222)

Other expenses
Interest	-	221,332

Net (loss)	$(2,359,040)	$(2,707,554)

Per share information - basic and fully diluted:
Weighted average shares outstanding	117,251,662	89,276,586
Net (loss) per share	$(0.02)	$(0.03)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Net Cash used in operations	$(1,614,825)	$(1,612,451)

Cash flow from investing activities:
Investment in trademark	(5,132)	(369)
Purchase of equipment	(146,440)	(421,131)
Sale of equipment	940	-
Net Cash (used in) investing activities	(150,632)	(421,500)

Cash flow from financing activities:
Exercise of Warrant	35,401	240,000
Issuance of common stock and warrants for cash	-	3,269,996
Exercise of Option	-	25,500
Repayment of long term debt	(960)	(3,512)
Net cash provided by financing activities	34,441	3,531,983

Net increase (decrease) in cash	(1,731,016)	1,498,032
Cash at beginning of period	9,180,947	1,986,004
Cash at end of period	$7,449,931	$3,484,036

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financial activities
Common Stock issued for services	$22,250	$50,000
Common Stock issued on conversion of note	$-	$2,529,453
Common Stock issued on conversion of convertible note	$-	$50,000
Fair value of warrants issued with convertible notes	$-	$50,000

See the accompanying notes to the condensed consolidated financial statements

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed financial statements of Barfresh Food Group Inc. at March 31, 2017 and December 31, 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at March 31, 2017 and December 31, 2016. However, we believe that the financial institution where the cash on deposit that exceeds $250,000 is financially sound and the risk of loss is minimal.

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

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses and installment debt. The carrying value of our financial instruments approximates their fair value due to their relative short maturities and the nature of the debt.

Inventory

Inventory consists of finished goods and is carried at the lower of cost or market on a first in first out basis.

Intangible Assets

Intangible assets are comprised of patents, net of amortization, and trademarks. The patent costs are being amortized over the life of the patents, which is twenty years from the date of filing the patent applications. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), the costs of internally developing other intangible assets, such as patents, are expensed as incurred. However, as allowed by ASC 350, legal fees and similar costs relating to patents have been capitalized. In accordance with ASC 350 legal costs related to trademarks have been capitalized. We have determined that trademarks have an indeterminable life and therefore are not being amortized.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At March 31, 2017 and 2016 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $114,601 and $68,568 in research and development expenses for the three-month periods ended March 31, 2017 and 2016, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”).

Recent pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards not yet effective may have an impact on our results of operations and financial position.

In May 2014, the FASB issued ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606), which converged guidance on recognizing revenue in contracts with customers on an effective date after our year ending December 31, 2017. The Company is in the initial stages of evaluating the effect of the standard on our financial statements and continue to evaluate the available transition methods. However, based on our initial evaluation, we do not expect there to be material changes to our current Revenue Recognition policies due to the non-complex contracts with our customers, including the definition of our performance obligations and the transaction prices in our contracts with our customers. The Company does not plan to adopt the standard until the interim period ended March 31, 2018.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out (“FIFO”) or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The adoption of this guidance did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU leaves the accounting for the organization that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company previously adopted ASU 2016-09.

Note 2. Property Plant and Equipment

Major classes of property and equipment at March 31, 2017 and December 31, 2016 consist of the following:

	2017	2016
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment	1,637,975	1,605,317
Leasehold Improvements	4,886	4,800
Vehicles	29,696	29,696
	1,674,081	1,641,337
Less: accumulated depreciation	(437,495)	(396,863)
	1,236,586	1,244,474
Equipment not yet placed in service	362,760	250,004
Property and equipment, net of depreciation	$1,599,346	$1,494,478

We recorded depreciation expense related to these assets of $40,632 and $31,415 for the three-month periods ended March 31, 2017 and 2016, respectively.

Note 3. Intangible Assets

As of March 31, 2017, intangible assets consist of patent costs of $750,640, trademarks of $79,057 and accumulated amortization of $220,101.

As of December 31, 2016, intangible assets consist of patent costs of $750,640, trademarks of $73,925 and accumulated amortization of $204,702.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December 2025. The amount charged to expenses for amortization of the patent costs was $15,399 and $15,332 for the three months ended March 31, 2017 and 2016, respectively.

Estimated future amortization expense related to patents as of March 31, 2017, is as follows:

Total Amortization
Years ending December 31,
2017	$46,196
2018	61,595
2019	61,595
2020	61,595
2022	61,595
2023	61,595
Later years	176,368
$530,539

Note 4. Related Parties

As disclosed below in Note 7, members of management and directors have received shares of stock and options in exchange for services.

Note 5. Long term Debt

Long term debt at March 31, 2017 and December 31, 2016 consists of an installment agreement on one vehicle maturing in June 2020. The installment agreement bears no interest. Monthly payments are $320 per month.

The annual maturities of long term debt are as follows:

For years ending December 31,
2017	2,889
2018	3,849
2019	3,849
2020	1,260
$11,847

Note 6. Commitments and Contingencies

We lease office space under non-cancelable operating leases, which expires on March 31, 2019. The aggregate minimum requirements are as follows:

For years ending December 31,
2017	$99,465
2018	167,530
2019	43,462
$310,557

Note 7. Stockholders’ Equity

During the three months ended March 31, 2017, we issued 31,250 shares of common stock, valued at $22,500, for services. In addition, we issued 364,249 options to purchase our common stock to certain member of the Board of Directors in lieu of cash payments for Director fees. The exercise price of the options ranged from $0.74 to $0.77 per share, vest immediately, and are exercisable for periods of 8 years.

The fair value of the options ($216,000, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	8
Volatility (based on a comparable company)	89%
Risk Free interest rate	2.19% to 2.35%
Dividend yield (on common stock)	-

During the same period, we cancelled 40,000 options to purchase our common stock.

Holders of 59,000 options, exercised those option for cash proceeds of $35,400. The holder of 800,000 options elected to exercise those option on a cashless basis and received 238,596 shares of our common stock.

Holders of 180,000 warrants, elected to exercise those warrants on a cashless basis and received 40,832 shares of our common stock.

The total amount of equity based compensation for the three-month periods ended March 31, 2017 and 2016 included in additional paid in capital was $344,268 and $244,789, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2017:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding December 31, 2016	5,362,442		4.84
Issued	364,249	.74 - .77	7.16
Cancelled	(40,000)
Exercised	(859,000)
Outstanding March 31, 2017	4,827,691		5.43

Exercisable	1,294,249	.45 - .54	2.53	-

Note 8. Outstanding Warrants

The following is a summary of all outstanding warrants as of March 31, 2017:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	20,023,140	$0.25 - 1.50	1.40	$1,590,567
Warrants issued in connection with short-term notes payable	3,345,509	$0.45-$0.485	2.74	$64,583

Note 9. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2017, the estimated effective tax rate for the year will be zero.

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

For the three-month periods ended March 31, 2017 and 2016, we did not have any interest and penalties associated with tax positions. As of March 31, 2017, we did not have any significant unrecognized uncertain tax positions.

Note 10. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

The Company has recently announced several important new customer contracts. During February of 2017, the Company announced that it had opened a branded Barfresh kiosk at the Pepsi Center in Denver, Colorado. The kiosk is the culmination of efforts by the Barfresh sales team, PepsiCo North America Beverages, and Aramark. During March of 2017 the Company announced that it had entered into a multi-year agreement to offer Barfresh smoothies at a Barfresh branded food service location at the Aquarium of the Pacific, in Long Beach, California. During March of 2017 the Company announced that it had entered into a multi-year agreement to offer Barfresh smoothies at three branded food service locations at the Statue of Liberty monument on Ellis Island in New York City. During April of 2017 the Company announced that it had entered into a multi-year agreement with Centerplate, granting Barfresh access to offer its smoothies to Centerplate’s multiple venues that serve over 116 million guests annually. And during April of 2017 the Company announced that it had rolled out its product to the Landry, Inc. restaurant concept Bubba Gump Shrimp, Co.

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

Critical Accounting Policies

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards not yet effective may have an impact on our results of operations and financial position.

In May 2014, the FASB issued ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606), which converged guidance on recognizing revenue in contracts with customers on an effective date after our year ending December 31, 2017. The Company is in the initial stages of evaluating the effect of the standard on our financial statements and continue to evaluate the available transition methods. However, based on our initial evaluation, we do not expect there to be material changes to our current Revenue Recognition policies due to the non-complex contracts with our customers, including the definition of our performance obligations and the transaction prices in our contracts with our customers. The Company does not plan to adopt the standard until the interim period ended March 31, 2018.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out (“FIFO”) or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The adoption of this guidance did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU leaves the accounting for the organization that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company previously adopted ASU 2016-09.

Results of Operations

Results of Operation for Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

Revenue and cost of revenue

Revenue increased $36,844 (13%) from $275,326 in 2016 to $312,170 in 2017. The increase in revenue is primarily the result of the continuation of the national rollout of our product which began during the first quarter of 2016 to all 72 of Sysco’s U.S. mainland distribution centers, as well as the addition of new customers beyond the Sysco distribution network. During the quarter ended March 31, 2017, our product was distributed through all 72 of Sysco’s distribution centers.

Cost of revenue for 2017 was $181,649 as compared to $140,735 in 2016. Our gross profit was $130,521 (42%) and $134,591 (49%) for 2017 and 2016, respectively. The change in our gross profit percentage was due to a change in the mix of our customer revenue, with an increasing portion of our revenue coming from larger National Accounts that are in test mode. We anticipate that our gross profit percentage for the remainder of 2017 will be comparable to the percentage for the current quarter.

Operating expenses

Our operations during 2017 and 2016 were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $140,536 (5%) from $2,574,066 in 2016 to $2,433,530 in 2017, reflecting both lower personnel costs as a result of the November 2016 realignment of our sales force, as well as lower travel expense. The first quarter of 2016 required unusually high travel activity due to the roll-out of our product to multiple Sysco distribution centers as part of the “Cutting Edge Solution” roll-out. The following is a breakdown of our general and administrative expenses for the three months ended March 31, 2017 and 2016:

	three months ended March 31, 2017	three months ended March 31, 2016	Difference
Personnel costs	$1,278,692	$1,512,304	$(233,612)
Stock based compensation/options	344,268	244,789	99,479
Legal and professional fees	113,014	151,400	(38,386)
Travel	92,861	136,758	(43,897)
Rent	54,241	22,947	31,294
Marketing and selling	118,658	94,015	24,643
Consulting fees	48,945	81,592	(32,647)
Director fees	37,500	25,000	12,500
Research and development	114,601	68,568	46,033
Shipping and Storage	64,154	85,960	(21,806)
Other expenses	166,596	150,733	15,863
	$2,433,530	$2,574,066	$(140,536)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $233,612 (15%) from $1,512,304 to $1,278,692. During the first quarter of the prior year we significantly increased our sales staff primarily as a result of the national roll-out of our distribution agreement with Sysco. At the end of the prior quarter, we had 46 full time employees compared to 33 at the end of the current quarter. During the fourth quarter of 2016, we affected a restructuring of our sales force, whereby we eliminated 13 full time sales positions, and replaced the associated sales territory coverage with brokerage arrangements. This change will allow our remaining sales force to more effectively focus on pursuing larger accounts, while our expanded brokerage network will support and expand our “up and down the street” business. In addition, we expect the change to reduce our overall overhead costs by a net $1 million to $1.5 million on an annualized basis.

We do not anticipate any further significant changes to our personnel organization during the balance of 2017.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. During the fourth quarter of 2016, we made additional grants to our sales force members who are remaining with the Company after our personnel restructuring, and we also made additional grants to our senior executive team, which grants had been authorized earlier in the year, for issuance after completion of the most recent bridge financing. All of these factors contributed to higher expense within the current period.

Legal and professional fees decreased $ 38,386 (25%) from $151,400 in 2016 to $113,044 in 2017. The decreased was primarily due to a decrease in legal services required. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses decreased $43,897 (32%) from $136,758 in 2016 to $92,861 in 2017. The decrease is due to higher travel expenses that were incurred during the first quarter of 2016 in connection with the Sysco Cutting Edge Solution roll-out, as well as a reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the balance of this year will be consistent with the first quarter.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $10,996 per month. We have entered into a new lease for office space at 8383 Wilshire Boulevard, Beverly Hills, California. The new lease commenced on November 1, 2016 and expires in February 8, 2018.

Marketing and selling expenses increased $24,643 (26%) from $94,015 in 2016 to $118,658 in 2017. Higher marketing and selling expenses were primarily due to higher sales commissions paid during the current quarter.

Consulting fees decreased $32,647 (40%) from $81,592 in 2016 to $48,945 in 2017. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable.

Director fees increased $12,500 from $25,000 in 2016 to $37,500 in 2017. The increase in director fees is due to the increase in the number of our directors. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $ 46,033 (67%) from $68,568 in 2016 to $114,601 in 2017. During the third quarter of 2016 we re-classified certain personnel expenses that had previously been included in Personnel Expense, to Research and Development. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The re-classification is shown in both the current period and the prior period. The increase in Research and Development Expense is being driven by an increased need for research and development services, as we continue to expand product offerings, both for our standard SKU’s, and for National Accounts.

Shipping and storage expense decreased $21,806 (25%) from $85,960 in 2016 to $64,154 in 2017. The higher expense in 2016 is due to costs incurred to better position inventory for the national roll-out with Sysco. Shipping and storage expense as a percentage of revenue decreased to 20%, as compared with 31% in the prior quarter. This improvement results from the transition to more efficient shipping options that have become available as our operations have expanded. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $2,359,040 and $2,486,222 for 2017 and 2016, respectively.

Interest expense decreased from $221,332 in 2016 to zero in 2017. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, all of which were repaid prior to the current quarter.

We had net losses of $2,359,040 and $2,707,554 in 2017 and 2016, respectively.

Liquidity and Capital Resources

During the three months ended March 31, 2017 we used cash for operations of $ 1,614,825 and also purchased equipment for $146,440.

During the three months ended March 31, 2016 we used $1,612,451 of cash for operations, and used $421,131 for the purchase of equipment.

Our operations to date have been financed by the sale of securities, the issuance of convertible debt and the issuance of short-term debt, including related party advances. Our existing cash and other working capital may not be sufficient to meet all of the projected cash needs contemplated by our business strategies. We intend to raise capital through equity or debt financing transactions to address both our short term and longer term liquidity needs. However there can be no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

We lease office space under a non-cancelable operating lease, which expires March 31, 2019.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2017 is $310,557.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017.

Management has identified the following material weaknesses in our internal control over financial reporting:

●	We established an audit committee during the quarter ended June 30, 2015. We are not currently obligated to have an audit committee, including a member who is an “audit committee financial expert”, as defined in Item 407 of Regulation S-K, under applicable regulations or listing standards. It is management’s view that such a committee is an important internal control over financial reporting, the lack of which may result in ineffective oversight in the establishment and monitoring of internal control.

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal controls over financial reporting.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: [___________], 2017	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: [___________], 2017	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer (Principal Financial Officer)

