Form 10-Q
period 2017-06-30
BARFRESH FOOD GROUP INC.
filed 2017-08-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

:

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

[  ] Yes [X] No

As of August 8, 2017, there were 118,322,070 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$5,696,282	$9,180,947
Accounts Receivable	463,807	131,088
Inventory	296,877	317,948
Prepaid expenses and other current assets	84,369	25,864
Total current assets	6,541,335	9,655,847
Property, plant and equipment, net of depreciation	1,612,329	1,494,478
Intangible asset, net of amortization	594,500	619,863
Deposits	48,144	53,202
Total Assets	$8,796,308	$11,823,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$354,324	$153,756
Accrued expenses	1,053,418	746,375
Deferred rent liability	660	165
Current portion of long term debt	3,849	3,849
Total current liabilities	1,412,251	904,145
Long Term Debt, net of current portion	7,038	8,958
Total liabilities	1,419,289	913,103

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.000001 par value; 300,000,000 shares authorized; 118,322,110 and 117,103,276 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	119	117
Additional paid in capital	36,813,140	35,829,627
Accumulated deficit	(29,436,240)	(24,919,457)
Total stockholders’ equity	7,377,019	10,910,287
Total Liabilities and Stockholders’ Equity	$8,796,308	$11,823,390

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenue, net	$628,997	$559,172	$941,167	$834,497
Cost of revenue	306,877	277,934	488,526	418,670
Gross profit	322,120	281,238	452,641	415,827

Operating expenses:
General and administrative	2,403,293	2,724,652	4,836,823	5,298,717
Depreciation and Amortization	76,570	52,059	132,601	98,807
Total operating expenses	2,479,863	2,776,711	4,969,424	5,397,524

Operating loss	(2,157,743)	(2,495,473)	(4,516,783)	(4,981,697)

Other expenses
Interest	-	14,142	-	235,473

Net (loss)	$(2,157,743)	$(2,509,615)	$(4,516,783)	$(5,217,170)

Per share information - basic and fully diluted:
Weighted average shares outstanding	117,732,465	94,635,203	117,493,592	91,955,895
Net (loss) per share	$(0.02)	$(0.03)	$(0.04)	$(0.06)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Net Cash used in operations	$(3,293,055)	$(3,728,465)

Cash flow from investing activities:
Investment in trademark	(5,434)	(25,343)
Purchase of equipment	(219,655)	(796,270)
Sale of equipment	-	26,374
Net Cash used in investing activities	(225,089)	(795,239)

Cash flow from financing activities:
Exercise of Warrants	35,400	265,000
Repayment of long term debt	(1,920)	(17,669)
Issuance of common stock and warrants for cash	-	3,569,995
Exercise of Options	-	25,500
Net cash provided by financing activities	33,480	3,842,826

Net (decrease) in cash	(3,484,665)	(680,878)
Cash at beginning of period	9,180,947	1,986,004
Cash at end of period	$5,696,282	$1,305,126

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$6,143
Cash paid for income taxes	$-	$-

Non-cash financial activities
Common Stock issued for services	$115,810	$95,000
Common Stock issued on conversion of note	$-	$2,529,453
Common Stock issued on conversion of convertible note	$-	$50,000
Fair Value of warrants issued with convertible debt	$-	$50,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2017 and 2016

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of Barfresh Food Group Inc. at June 30, 2017 and December 31, 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at June 30, 2017 and December 31, 2016. However, we believe that the financial institution where the cash on deposit that exceeds $250,000 is financially sound and the risk of loss is minimal.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At June 30, 2017 and 2016 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $226,002 and $87,834 for the three-month periods ended June 30, 2017 and 2016, respectively. We incurred $340,603 and $176,635 in research and development expenses for the six-month periods ended June 30, 2017 and 2016, respectively.

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

Note 2. Property Plant and Equipment

Major classes of property and equipment at June 30, 2017 and December 31, 2016 consist of the following:

	2017	2016
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment	1,688,380	1,605,317
Leasehold Improvements	4,886	4,800
Vehicles	29,696	29,696
	1,724,486	1,641,337
Less: accumulated depreciation	(498,667)	(396,863)
	1,225,819	1,244,474
Equipment not yet placed in service	386,510	250,004
Property and equipment, net of depreciation	$1,612,329	$1,494,478

We recorded depreciation expense related to these assets of $61,172 and $36,683 for the three-month periods ended June 30, 2017 and 2016, respectively and $101,804 and $68,098 for the six months ended June 30, 2017 and 2016, respectively.

Note 3. Intangible Assets

As of June 30, 2017, intangible assets consist of patent costs of $750,640, trademarks of $79,359 and accumulated amortization of $235,499.

As of December 31, 2016, intangible assets consist of patent costs of $750,640, trademarks of $73,925 and accumulated amortization of $204,702.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December 2025. The amount charged to expenses for amortization of the patent costs was $15,398 and $15,376 for the three months ended June 30, 2017 and 2016, respectively, and $30,797 and $30,708 for the six months ended June 30, 2017 and 2016, respectively.

Estimated future amortization expense related to patents as of June 30, 2017, is as follows:

Total Amortization
Years ending December 31,
2017	$30,798
2018	61,595
2019	61,595
2020	61,595
2022	61,595
2023	61,595
Later years	176,368
$515,141

Note 4. Related Parties

As disclosed below in Note 7, members of management and directors have received shares of stock and options in exchange for services.

Note 5. Long term Debt

Long term debt at June 30, 2017 and December 31, 2016 consists of an installment agreement on one vehicle maturing in June 2020. The installment agreement bears no interest. Monthly payments are $320 per month.

The annual maturities of long term debt are as follows:

For years ending December 31,
2017	1,929
2018	3,849
2019	3,849
2020	1,260
$10,887

Note 6. Commitments and Contingencies

We lease office space under non-cancelable operating leases, which expires on March 31, 2019. The aggregate minimum requirements are as follows:

For years ending December 31,
2017	$75,090
2018	167,530
2019	43,462
$286,082

Note 7. Stockholders’ Equity

During the six months ended June 30, 2017, we issued 103,482 shares of common stock, valued at $67,250, for services. In addition, we issued 364,249 options to purchase our common stock to certain member of the Board of Directors in lieu of cash payments for Director fees. The exercise price of the options ranged from $0.74 to $0.77 per share, vest immediately, and are exercisable for periods of 8 years. In addition, we issued 30,000 options to purchase our common stock to employees. The exercise price of the options ranged from $0.61 to $0.68 per share, vest after 3 years, and are exercisable for periods of 8 years. We also issued 64,349 shares of our common stock, with a value of $48,560, to a member of our Board of Directors in lieu of cash payments for Director fees.

The fair value of the options ($216,000, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	8
Volatility (based on a comparable company)	89%
Risk Free interest rate	2.19% to 2.35%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.75 per share

During the same period, we cancelled 40,000 options to purchase our common stock.

Holders of 59,000 warrants, exercised those warrants for cash proceeds of $35,400. The holders of 950,000 options elected to exercise those options on a cashless basis and received 276,171 shares of our common stock.

Holders of 180,000 warrants, elected to exercise those warrants on a cashless basis and received 40,832 shares of our common stock.

The total amount of equity based compensation included in additional paid in capital for the three-month periods ended June 30, 2017 and 2016 was $272,036 and $270,252, respectively, and for the six-month period ended June 30, 2017 and 2016, was $616,304 and $515,041, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2017:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding December 31, 2016	5,362,442		4.84
Issued	394,249	.74 - .77	7.16
Cancelled	(40,000)
Exercised	(950,000)
Outstanding, June 30, 2017	4,766,691		5.90

Exercisable, June 30, 2017	994,249	.45 - .74	4.44	-

Note 8. Outstanding Warrants

The following is a summary of all outstanding warrants as of June 30, 2017:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	20,023,140	$0.25 - 1.50	1.40	$1,590,567
Warrants issued in connection with short-term notes payable	3,345,509	$0.45-$0.485	2.74	$64,583

Note 9. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2017, the estimated effective tax rate for the year will be zero.

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

For the six-month periods ended June 30, 2017 and 2016, we did not have any interest and penalties associated with tax positions. As of June 30, 2017, we did not have any significant unrecognized uncertain tax positions.

Note 10. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of June 30, 2017 and for the six month periods ended June 30, 2017 and 2016 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

Barfresh is a leader in the creation, manufacturing and distribution of ready to blend frozen beverages. The current portfolio of products includes smoothies, shakes and frappes. The Company’s products include portion controlled and ready to blend beverage ingredient packs or “beverage packs”. The beverage packs contain all of the solid ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt or ice cream), real fruit pieces, juices and ice – five ounces of water are added before blending. The Company’s products also include bulk “Easy Pour” ready to blend frozen beverages, which are manufactured in gallon containers and contain a concentrated product formula that is mixed “one to one” with water. The Company has also recently launched a “no sugar added” version of the bulk Easy Pour format that is specifically targeted for the USDA national school meal programs, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program.

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

The Company has conducted sales through several channels: through National Accounts; through an exclusive nationwide distribution agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into during July 2014; through a variety of national distributors that meet the exception to exclusivity in the Sysco contract, and through direct sales to customers (e.g., Penn State University).

The process of obtaining sales orders for National Accounts generally follows several steps, including product demonstration, product testing, and exclusive flavor development for the larger National Accounts. We are currently in various stages of product development and testing with a number of National Accounts and have launched in market tests with several major National Key accounts. The Company is focused on moving from in-market tests to national roll-out with those major National Key accounts.

In addition to the National Accounts, the Company sells to food distributors that supply products to the food services market place. The Company has an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by Sysco to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. All Barfresh products are included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive as to portion controlled products; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi-unit chain operators nominated distributor for our products. The agreement is not exclusive as to the bulk Easy Pour products.

The Company’s products have been included in Sysco’s “Cutting Edge Solutions” (“CES”) Platform since March of 2016, and are once again included in Sysco’s most recent CES Platform, announced during February of 2017. As part of this platform, our products receive national advertising and marketing, and will be considered a core product. All 72 of SYSCO’s Operating Companies (“OPCO”) will participate in the CES program, and will be evaluated on their success in moving the CES products.

On October 26, 2015, Barfresh signed an agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products are included as part of PepsiCo’s offerings to its significant customer base, which the Company expects to fast track our growth and expedite the test to market process. The agreement gives Barfresh access to PepsiCo’s one-thousand plus person foodservice sales team, with Barfresh products becoming part of PepsiCo’s customer presentations.

The Company has recently announced several important new customers. Specifically, the Company has realized successful placements in multiple foodservice channels such as Amusement, Recreation & National Parks, Casinos, Sports Venues & Events, Education and Business, driven in large part by its recently signed agreements with several national third party operators. This marks a pivotal change as the Company transitions from signing agreements to adding actual customers and realizing revenues from those agreements. Some of these new customer wins include Elitch Gardens Theme Park in Denver and multiple zoos across the country. Barfresh recently started selling into the Silver Nugget and the Four Seasons in Michigan, which is in addition to previous placements at Las Vegas-based properties and SLS Casino. The Company has also begun selling its products into major attractions such as NASA in Houston, the Hoover Dam Visitor’s Center, and prestigious race tracks in New York managed by third party operators. Within education and business, Barfresh is now being sold in universities such as Penn State University, Stanford, Colorado State, Florida State University and the University of Tennessee. Barfresh is also now selling product in many workplace and healthcare locations such as Houston’s Methodist Hospital and Parkland Hospital in Dallas, many of which are run by third party operators with which the Company has agreements.

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

Results of Operations

Results of Operation for Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2016

Revenue and cost of revenue

Revenue increased $69,825 (12.5%) from $559,172 in 2016 to $628,997 in 2017. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has gained momentum during the second quarter. Additionally, revenue from ongoing tests with National accounts was higher in the second quarter of 2017, as compared with the second quarter of 2016. Finally our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as the addition of new customers beyond the Sysco distribution network.

Cost of revenue for 2017 was $306,877 as compared to $277,934 in 2016. Our gross profit was $322,120 (51%) and $281,328 (50%) for 2017 and 2016, respectively. We anticipate that our gross profit percentage for the remainder of 2017 will be comparable to the percentage for the current quarter.

Operating expenses

Our operations during 2017 and 2016 were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $321,359 (11.8%) from $2,724,652 in 2016 to $2,403,293 in 2017, with the improvement primarily driven by lower personnel expenses resulting from the November 2016 realignment of our sales force. The following is a breakdown of our general and administrative expenses for the three months ended June 30, 2017 and 2016:

	three months ended	three months ended
	June 30, 2017	June 30, 2016	Difference
Personnel costs	$998,798	$1,444,627	$(445,829)
Stock based compensation/options	272,036	270,252	1,784
Legal and professional fees	143,218	81,639	61,579
Travel	135,539	153,229	(17,690)
Rent	33,557	26,500	7,057
Marketing and selling	146,584	209,393	(62,809)
Consulting fees	47,556	59,458	(11,902)
Director fees	18,796	25,000	(6,204)
Research and development	226,002	87,834	138,168
Shipping and Storage	169,115	119,892	49,223
Other expenses	212,092	246,828	(34,736)
	$2,403,293	$2,724,652	$(321,359)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $445,829 (30.9%) from $1,444,627 to $998,798. During the fourth quarter of 2016, we affected a restructuring of our sales force, whereby we eliminated 13 full time sales positions, and replaced the associated sales territory coverage with brokerage arrangements. This change has allowed our remaining sales force to more effectively focus on pursuing larger accounts, while our expanded brokerage network will support and expand our “up and down the street” business. This restructuring is the primary driver for the reduction in personnel costs in the second quarter.

We do not anticipate any further significant changes to our personnel organization during the balance of 2017.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the current quarter was in line with the prior quarter. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees increased $61,579 (75%) from $81,639 in 2016 to $143,218 in 2017. The increase was primarily due to a timing of legal services required. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses decreased $17,690 (11.5%) from $153,229 in 2016 to $135,539 in 2017. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the balance of this year will be consistent with the second quarter.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $10,996 per month. We have entered into a new lease for office space at 8383 Wilshire Boulevard, Beverly Hills, California. The new lease commenced on November 1, 2016 and expires March 31, 2019.

Marketing and selling expenses decreased $62,809 (30%) from $209,393 in 2016 to $146,584 in 2017. Lower marketing and selling expenses were primarily due to lower sample expense and lower point of sale expense.

Consulting fees decreased $11,902 (20%) from $59,458 in 2016 to $47,556 in 2017. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable

Director fees decreased $6,204 from $25,000 in 2016 to $18,796 in 2017. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $138,168 from $87,834 in 2016 to $226,002 in 2017. During the third quarter of 2016 we re-classified certain personnel expenses that had previously been included in Personnel Expense, to Research and Development. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The re-classification is shown in both the current period and the prior period. The increase in Research and Development Expense is being driven by an increased need for research and development services, as we continue to expand product offerings, both for our standard SKU’s, and for National Accounts, and experience increased commissioning costs at our third party production facility in Searcy, Arkansas.

Shipping and storage expense increased $49,223 (41%) from $119,892 in 2016 to $169,115 in 2017. Shipping and storage expense as a percentage of revenue increased from 21% in 2016 to 27% in 2017. The higher expense in 2017 is due to a number of factors, including movement of inventory to new forward warehouses as the Company expanded its business into Canada, movement of sample inventory into position for trade shows and customer demonstrations, and special situation ordering of raw materials for production and R&D runs. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $2,157,743 and $2,495,473 for 2017 and 2016, respectively.

Interest expense decreased from $14,142 in 2016 to zero in 2017. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, all of which were repaid prior to the current quarter.

We had net losses of $2,157,743 and $2,509,615 in 2017 and 2016, respectively.

Results of Operation for Six Months Ended June 30, 2017 as Compared to the Six Months Ended June 30, 2016

Revenue and cost of revenue

Revenue increased $106,670 (12.8%) from $834,497 in 2016 to $941,167 in 2017. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has gained momentum during the second quarter. Additionally, revenue from ongoing tests with National accounts was higher in the first six months of 2017, as compared with the first six months of 2016. Finally our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as the addition of new customers beyond the Sysco distribution network.

Cost of revenue for 2017 was $488,526 as compared to $418,670 in 2016. Our gross profit was $452,641 (48%) and $415,827 (50%) for 2017 and 2016, respectively. We anticipate that our gross profit percentage for the remainder of 2017 will be comparable to the percentage for the first six months of the year.

Operating expenses

Our operations during 2017 and 2016 were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $461,894 (8.7%) from $5,298,717 in 2016 to $4,836,823 in 2017, with the improvement primarily driven by lower personnel expenses resulting from the November 2016 realignment of our sales force. The following is a breakdown of our general and administrative expenses for the six months ended June 30, 2017 and 2016:

	six months ended	six months ended
	June 30, 2017	June 30, 2016	Difference
Personnel costs	$2,277,490	$2,939,623	$(662,133)
Stock based compensation/options	616,304	515,041	101,263
Legal and professional fees	256,232	233,039	23,193
Travel	228,400	289,987	(61,587)
Rent	87,798	41,947	45,851
Marketing and selling	265,242	325,697	(60,455)
Consulting fees	96,501	138,125	(41,624)
Director fees	56,296	50,000	6,296
Research and development	340,603	176,635	163,968
Shipping and Storage	233,269	205,851	27,418
Other expenses	378,688	382,772	(4,084)
	$4,836,823	$5,298,717	$(461,894)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $662,133 (22.5%) from $2,939,623 to $2,277,490. During the fourth quarter of 2016, we affected a restructuring of our sales force, whereby we eliminated 13 full time sales positions, and replaced the associated sales territory coverage with brokerage arrangements. This change has allowed our remaining sales force to more effectively focus on pursuing larger accounts, while our expanded brokerage network will support and expand our “up and down the street” business. This restructuring is the primary driver for the reduction in personnel costs in the first six months of 2017.

We do not anticipate any further significant changes to our personnel organization during the balance of 2017.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the first six months of 2017 was $616,304, and increase of $101,263, or 19.7%, as compared with the first six months of 2016, which was $515,041. The increase in stock based compensation expense was primarily due to additional stock option grants made to our employees during the fourth quarter of 2016. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees increased $23,193 (10%) from $233,039 in 2016 to $256,232 in 2017. The increase was primarily due to the need for additional legal and professional services as our business continues to grow. e anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses decreased $61,587 (21.2%) from $289,987 in 2016 to $228,400 in 2017. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the balance of this year will be consistent with the first six months of 2017.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $10,996 per month. We have entered into a new lease for office space at 8383 Wilshire Boulevard, Beverly Hills, California. The new lease commenced on November 1, 2016 and expires March 31, 2019.

Marketing and selling expenses decreased $60,455 (18.6%) from $325,697 in 2016 to $265,242 in 2017. Lower marketing and selling expenses were primarily due to lower sample expense, and lower spending for point of sale material.

Consulting fees decreased $41,624 (30.1%) from $138,125 in 2016 to $96,501 in 2017. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. Future consulting fees will be variable

Director fees increased $6,296 from $50,000 in 2016 to $56,296 in 2017. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $163,968 from $176,635 in 2016 to $340,603 in 2017. During the third quarter of 2016 we re-classified certain personnel expenses that had previously been included in Personnel Expense, to Research and Development. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The re-classification is shown in both the current period and the prior period. The increase in Research and Development Expense is being driven by an increased need for research and development services, as we continue to expand product offerings, both for our standard SKU’s, and for National Accounts, and experience increased commissioning costs at our third party production facility in Searcy, Arkansas.

Shipping and storage expense increased $27,418 (13.3%) from $205,851 in 2016 to $233,269 in 2017. Shipping and storage expense as a percentage of revenue was consistent between 2016 and 2017, at 24.7%. The higher expense in 2017 is due to a number of factors, including movement of inventory to new forward warehouses as the Company expanded its business into Canada, movement of sample inventory into position for trade shows and customer demonstrations, and special situation ordering of raw materials for production and R&D runs. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $4,516,783 and $4,981,697 for 2017 and 2016, respectively.

Interest expense decreased from $235,473 in 2016 to zero in 2017. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, all of which were repaid prior to the current quarter.

We had net losses of $4,516,783 and $5,217,170 in 2017 and 2016, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2017 we used cash for operations of $ 3,293,055 and also purchased equipment for $219,655.

During the six months ended June 30, 2016 we used $3,728,465 of cash for operations, and used $796,270 for the purchase of equipment.

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

The aggregate minimum requirements under non-cancelable leases as of June 30, 2017 is $286,082.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: August 14, 2017	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer (Principal Financial Officer)

