Form 10-Q
period 2017-09-30
BARFRESH FOOD GROUP INC.
filed 2017-11-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer (do not check if Smaller Reporting Company) [ ]	Smaller Reporting Company [X]
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

As of November 6, 2017, there were 118,428,967 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,548,107	$9,180,947
Accounts Receivable	611,468	131,088
Inventory	751,586	317,948
Prepaid expenses and other current assets	116,989	25,864
Total current assets	5,028,150	9,655,847
Property, plant and equipment, net of depreciation	1,726,963	1,494,478
Intangible asset, net of amortization	601,352	619,863
Deposits	48,144	53,202
Total Assets	$7,404,609	$11,823,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$401,606	$153,756
Accrued expenses	1,005,958	746,375
Deferred rent liability	907	165
Current portion of long term debt	3,849	3,849
Total current liabilities	1,412,320	904,145
Long Term Debt, net of current portion	6,079	8,958
Total liabilities	1,418,399	913,103

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 118,429,007 and 117,103,276 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	119	117
Additional paid in capital	37,508,364	35,829,627
Accumulated deficit	(31,522,273)	(24,919,457)
Total stockholders’ equity	5,986,210	10,910,287
Total Liabilities and Stockholders’ Equity	$7,404,609	$11,823,390

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenue, net	$679,952	$478,680	$1,621,119	$1,313,178
Cost of revenue	334,376	265,072	822,902	683,741
Gross profit	345,576	213,608	798,217	629,437

Operating expenses:
General and administrative	2,337,634	2,520,632	7,174,457	7,819,348
Depreciation and Amortization	93,975	51,645	226,576	150,452
Total operating expenses	2,431,609	2,572,277	7,401,033	7,969,800

Operating loss	(2,086,033)	(2,358,669)	(6,602,816)	(7,340,363)

Other expenses
Interest	-	7,677	-	243,150

Net (loss)	$(2,086,033)	$(2,366,346)	$(6,602,816)	$(7,583,513)

Per share information - basic and fully diluted:
Weighted average shares outstanding	118,382,934	95,857,003	117,790,039	93,256,264
Net (loss) per share	$(0.02)	$(0.02)	$(0.06)	$(.08)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
Net Cash used in operations	$(5,224,812)	$(5,590,671)

Cash flow from investing activities:
Investment in trademark	(27,684)	(56,028)
Purchase of equipment	(412,865)	(985,315)
Sale of equipment	-	26,374
Net Cash used in investing activities	(440,549)	(1,014,969)

Cash flow from financing activities:
Exercise of Warrants	35,400	414,997
Repayment of long term debt	(2,879)	(20,504)
Issuance of common stock and warrants for cash	-	5,686,992
Exercise of Options for cash	-	25,500
Net cash provided by financing activities	32,521	6,106,985

Net (decrease) in cash	(5,632,840)	(498,655)
Cash at beginning of period	9,180,947	1,986,004
Cash at end of period	$3,548,107	$1,487,349

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$6,143
Cash paid for income taxes	$-	$-

Non-cash financial activities
Common Stock issued for services	$185,810	$165,150
Common Stock issued on conversion of note	$-	$2,479,456
Common Stock issued on conversion of convertible note	$-	$319,507

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of Barfresh Food Group Inc. at September 30, 2017 and December 31, 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2017 and 2016 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2016 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at September 30, 2017 and December 31, 2016. However, we believe that the financial institution where the cash on deposit that exceeds $250,000 is financially sound and the risk of loss is minimal.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Inventory

Inventory consists of finished goods and is carried at the lower of cost or net realizable value on a first in first out basis.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At September 30, 2017 and 2016 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $107,324 and $101,304 for the three-month periods ended September 30, 2017 and 2016, respectively. We incurred $447,927 and $256,874 in research and development expenses for the nine-month periods ended September 30, 2017 and 2016, respectively.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

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

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. FASB ASU 2015-15 changes the disclosure requirements of uncertainties about an entity’s ability to continue as a going concern. FASB ASU2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after that date. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entities ability to continue as a going concern within one year after the date the financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt; (ii) management’s evaluation of the significance of those conditions or events in relation to the entities ability to meet those obligations; (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise the substantial doubt, and (iv) if management’s plans did not alleviate the substantial doubt, an explicit statement that there is a substantial doubt. These changes are reflected in the disclosure included in Note 10.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Note 2. Property Plant and Equipment

Major classes of property and equipment at September 30, 2017 and December 31, 2016 consist of the following:

	2017	2016
Furniture and fixtures	$1,524	$1,524
Equipment	1,833,791	1,605,317
Leasehold Improvements	4,886	4,800
Vehicles	29,696	29,696
	1,869,897	1,641,337
Less: accumulated depreciation	(577,243)	(396,863)
	1,292,654	1,244,474
Equipment not yet placed in service	434,309	250,004
Property and equipment, net of depreciation	$1,726,963	$1,494,478

We recorded depreciation expense related to these assets of $78,576 and $36,268 for the three-month periods ended September 30, 2017 and 2016, respectively and $180,380 and $104,367 for the nine- months periods ended September 30, 2017 and 2016, respectively.

Note 3. Intangible Assets

As of September 30, 2017, intangible assets consist of patent costs of $764,891, trademarks of $87,360 and accumulated amortization of $250,899.

As of December 31, 2016, intangible assets consist of patent costs of $750,640, trademarks of $73,925 and accumulated amortization of $204,702.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December 2025. The amount charged to expenses for amortization of the patent costs was $15,398 and $15,376 for the three months ended September 30, 2017 and 2016, respectively, and $46,196 and $46,085 for the nine months ended September 30, 2017 and 2016, respectively.

Estimated future amortization expense related to patents as of September 30, 2017, is as follows:

Total Amortization
Years ending December 31,
2017	$15,902
2018	63,610
2019	63,610
2020	63,610
2022	63,610
2023	63,610
Later years	116,430
$513,992

Note 4. Related Parties

As disclosed below in Note 7, members of management and directors have received shares of stock and options in exchange for services.

Note 5. Long term Debt

Long term debt at September 30, 2017 and December 31, 2016 consists of an installment agreement on one vehicle maturing in September 2020. The installment agreement bears no interest. Monthly payments are $320 per month.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

The annual maturities of long term debt are as follows:

For years ending December 31,
2017	$970
2018	3,849
2019	3,849
2020	1,260
$9,928

Note 6. Commitments and Contingencies

We lease office space under non-cancelable operating leases, which expires on March 31, 2019. The aggregate minimum requirements are as follows:

For years ending December 31,
2017	$37,545
2018	167,530
2019	43,462
$248,537

Note 7. Stockholders’ Equity

During the nine months ended September 30, 2017, we issued 178,733 shares of common stock, valued at $112,250, for services. In addition, we issued 439,977 options to purchase our common stock to certain member of the Board of Directors in lieu of cash payments for Director fees. The exercise price of the options ranged from $0.74 to $0.79 per share, vest immediately, and are exercisable for periods of 8 years. In addition, we issued 1,480,000 options to purchase our common stock to employees and executives. The exercise price of the options ranged from $0.61 to $0.68 per share, vest after 3 years, and are exercisable for periods of 8 years. We also issued 95,995 shares of our common stock, with a value of $73,560, to a member of our Board of Directors in lieu of cash payments for Director fees.

The fair value of the options ($266,000, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	8
Volatility (based on a comparable company)	81.8% - 89%
Risk Free interest rate	2.01% to 2.35%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.75 and $0.79 per share

During the same period, we cancelled 90,000 options to purchase our common stock.

Holders of 59,000 warrants, exercised those warrants for cash proceeds of $35,400. The holders of 950,000 options elected to exercise those options on a cashless basis and received 276,171 shares of our common stock.

Holders of 180,000 warrants, elected to exercise those warrants on a cashless basis and received 40,832 shares of our common stock.

The total amount of equity based compensation included in additional paid in capital for the three-month periods ended September 30, 2017 and 2016 was $575,224 and $270,252, respectively, and for the nine-month period ended September 30, 2017 and 2016, was $1,181,798 and $515,041, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2017:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding December 31, 2016	5,362,442	0.45 – 0.83	4.84
Issued	1,919,977	0.74 -0.79	7.75
Cancelled	(90,000)
Exercised	(950,000)
Outstanding, September 30, 2017	6,242,419	0.55 – 0.72	5.90

Exercisable, September 30, 2017	1,069,977	0.45 - 0.79	4.44	-

Note 8. Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2017:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	20,023,140	$ 0.25 - 1.50	1.20	$1,590,567
Warrants issued in connection with short-term notes payable	3,345,509	$ 0.45-$0.485	2.74	$64,583

Note 9. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of September 30, 2017, the estimated effective tax rate for the year will be zero.

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

For the nine-month periods ended September 30, 2017 and 2016, we did not have any interest and penalties associated with tax positions. As of September 30, 2017, we did not have any significant unrecognized uncertain tax positions.

Note 10. Liquidity

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. We currently have no debt. In addition, we have significantly reduced core operating costs beginning in 2016, including reducing the number of our employees from 44 to 30 over this time period. In addition, we plan to address this concern by raising additional capital through a loan or loans, and by continuing to reduce core operating expenses as required. While these plans have not yet been implemented, management has concluded that it is probable that they will be implemented within one year of the issuance of the financial statements, and that they will mitigate the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expect liquidity as planned.

Note 11. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements as of September 30, 2017 and for the nine month periods ended September 30, 2017 and 2016 and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

The Company has conducted sales through several channels: through National Accounts; through an exclusive nationwide distribution agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into during July 2014, and was recently extended for two years, and expanded to include bulk “Easy Pour” products; through a variety of national distributors that meet the exception to exclusivity in the Sysco contract, and through direct sales to customers (e.g., Penn State University).

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

The Company has recently announced placement of the no sugar added version of its bulk Easy Pour product at 30 middle and high school cafeterias in Pasco County, Florida, representing a student body of over 40,000. Within the education channel, Barfresh is now being sold in a number of leading universities including Penn State University, Stanford, Colorado State, Florida State University and the University of Tennessee. The Company also recently announced that it had entered into a contract with one of Canada’s leading third party food service provider to provide its bulk, Easy Pour product to 22 dining locations.

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

During November, 2016, the Company received an equity investment from Unibel, the majority shareholder of the Bel Group (“Unibel”). The Bel Group is headquartered in Paris, France, with global operations in 33 countries, 30 production sites on 4 continents and nearly 12,000 employees. Its many branded products, including The Laughing Cow®, Mini Babybel® and Boursin®, are sold in over 130 countries around the world. Pursuant to the securities purchase agreement, Unibel purchased 15,625,000 shares of common stock at $0.64 per share (“Shares”) and warrants to purchase 7,812,500 shares of common stock (“Warrants”) for aggregate gross proceeds to Barfresh of $10 million. The Warrants are exercisable for a term of five years at a per share price of $.88 for cash. Pursuant to the Investor Rights agreement, Barfresh has registered the Shares and the Warrants, and Unibel was granted a seat on the Barfresh Board. This strategic investment provides Barfresh with the necessary capital to drive revenue growth while leveraging Unibel’s more than 150 years of industrial expertise, innovative capabilities, world-class marketing and branding expertise to accelerate our growth in new and existing markets and product channels.

Currently we have 30 employees and 4 consultants. There are currently 19 employees and 1 consultant selling our products.

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

Results of Operations

Results of Operation for Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016

Revenue and cost of revenue

Revenue increased $201,272 (42%) from $478,680 in 2016 to $679,952 in 2017. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has continued to gain momentum during the balance of the year. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2017 was $334,376 as compared to $265,072 in 2016. Our gross profit was $345,576 (51%) and $213,408 (45%) for 2017 and 2016, respectively. We anticipate that our gross profit percentage for the remainder of 2017 will be approximately 50% .

Operating expenses

Our operations during 2017 and 2016 were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $182,998 (7.3%) from $ 2,520,632 in 2016 to $ 2,337,634 in 2017, with the improvement primarily driven by lower personnel expenses resulting from the November 2016 realignment of our sales force. The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2017 and 2016:

	three months ended	three months ended
	September 30, 2017	September 30, 2016	Difference
Personnel costs	$998,886	$1,386,141	$(387,255)
Stock based compensation/options	259,949	269,222	(9,273)
Legal and professional fees	103,729	129,346	(25,617)
Travel	84,694	157,746	(73,052)
Rent	42,674	31,977	10,697
Marketing and selling	188,038	108,166	79,872
Consulting fees	58,870	58,192	678
Director fees	100,000	25,000	75,000
Research and development	107,324	101,304	6,020
Shipping and Storage	235,683	113,674	122,009
Other expenses	157,787	139,864	17,923
	$2,337,634	$2,520,632	$(182,998)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $387,255 (28%) from $1,386,141 to $998,886. During the fourth quarter of 2016, we affected a restructuring of our sales force, whereby we eliminated 13 full time sales positions, and replaced the associated sales territory coverage with brokerage arrangements. This change has allowed our remaining sales force to more effectively focus on pursuing larger accounts, while our expanded brokerage network will support and expand our “up and down the street” business. This restructuring is the primary driver for the reduction in personnel costs in the third quarter. In addition, after the end of the third quarter, we affected a further restructuring of our sales force, whereby we eliminated an additional 5 full time sales position. We expect this further restructuring to result in estimated additional annualized savings of $700,000, bringing the total annualized savings resulting from these two sales force restructurings to $2.2 to $2.7 million

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the current quarter was in line with the prior quarter. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $25,617 (20%) from $129,346 in 2016 to $103,729 in 2017. The decrease was primarily due to a timing of legal services required. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses decreased $73,052 (46%) from $157,746 in 2016 to $84,694 in 2017. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the balance of this year will be lower than the third quarter expenses, as a result of reduced travel costs associated with the additional employees terminated after the end of the third quarter.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $10,996 per month. We have entered into a new lease for office space at 8383 Wilshire Boulevard, Beverly Hills, California. The new lease commenced on November 1, 2016 and expires March 31, 2019.

Marketing and selling expenses increased $$79,872 (74%) from $108,166 in 2016 to $188,038 in 2017. Higher marketing and selling expenses were primarily due to higher sales commissions associated with higher sales during the quarter.

Consulting fees were $58,870 in 2017, as compared with $58,192 in 2016. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the quarter. The need for future consulting services will be variable

Director fees increased $75,000 from $25,000 in 2016 to $100,000 in 2017. The increase was due to both the addition of a director during the fourth quarter of 2016, and the timing of recording fees. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $ 6,020 from $ 101,304 in 2016 to $ 107,324 in 2017. During the third quarter of 2016 we re-classified certain personnel expenses that had previously been included in Personnel Expense, to Research and Development. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The re-classification is shown in both the current period and the prior period.

Shipping and storage expense increased $ 122,009 (107%) from $ 113,674 in 2016 to $ 235,683 in 2017. Shipping and storage expense as a percentage of revenue increased from 24% in 2016 to 35% in 2017. The higher expense in 2017 is due to a number of factors, including the continued movement of inventory to new forward warehouses as the Company expanded its business into Canada, movement of sample inventory into position for trade shows and customer demonstrations, and special situation ordering of raw materials for production and R&D runs. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $2,086,033 and $2,358,669 for the three month periods ended September 30, 2017 and 2016, respectively.

Interest expense decreased from $7,677 in 2016 to zero in 2017. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, all of which were repaid prior to the current quarter.

We had net losses of $2,086,033 and $2,366,346 in the three month periods ended September 30, 2017 and 2016, respectively.

Results of Operation for Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016

Revenue and cost of revenue

Revenue increased $307,941 (23%) from $ 1,313,178 in 2016 to $ 1,621,119 in 2017. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has gained momentum during the second and third quarter. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as the addition of new customers beyond the Sysco distribution network.

Cost of revenue for 2017 was $ 822,902 as compared to $ 683,741 in 2016. Our gross profit was $ 798,217 (49%) and $ 629,437 (48%) for 2017 and 2016, respectively. We anticipate that our gross profit percentage for the remainder of 2017 will be approximately 50%.

Operating expenses

Our operations during 2017 and 2016 were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $644,891 (8.25%) from $7,819,348 in 2016 to $7,174,457 in 2017, with the improvement primarily driven by lower personnel expenses resulting from the November 2016 realignment of our sales force. The following is a breakdown of our general and administrative expenses for the nine months ended September 30, 2017 and 2016:

	nine months ended	nine months ended
	September 30, 2017	September 30, 2016	Difference
Personnel costs	$3,276,377	$4,351,271	$(1,074,894)
Stock based compensation/options	876,253	784,263	91,990
Legal and professional fees	359,961	362,385	(2,424)
Travel	313,094	447,733	(134,639)
Rent	130,472	73,925	56,547
Marketing and selling	453,280	433,863	19,417
Consulting fees	155,371	191,875	(36,504)
Director fees	156,296	75,000	81,296
Research and development	447,927	256,874	191,053
Shipping and Storage	468,952	319,525	149,427
Other expenses	536,474	522,634	13,840
	$7,174,457	$7,819,348	$(644,891)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $ 1,074,894 (25%) from $ 4,351,271 to $ 3,276,377. During the fourth quarter of 2016, we affected a restructuring of our sales force, whereby we eliminated 13 full time sales positions, and replaced the associated sales territory coverage with brokerage arrangements. This change has allowed our remaining sales force to more effectively focus on pursuing larger accounts, while our expanded brokerage network will support and expand our “up and down the street” business. This restructuring is the primary driver for the reduction in personnel costs in the first nine months of 2017. In addition, after the end of the third quarter of this year, we affected a further restructuring of our sales force, whereby we eliminated an additional 5 full time sales position. We expect this further restructuring to result in additional annualized savings of $700,000 bringing the total annualized savings resulting from these two sales force restructurings to $2.2 to $2.7 million

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the first nine months of 2017 was $ 876,253, an increase of $ 91,990, or 12%, as compared with the first nine months of 2016, which was $784,263. The increase in stock based compensation expense was primarily due to additional stock option grants made to our employees during the fourth quarter of 2016. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $ 2,424 (1%) from $ 362,385 in 2016 to $359,961 in 2017. We anticipate that legal fees related to our business and financing activities will increase as our business continues to grow.

Travel expenses decreased $ 134,689 (30%) from $ 447,733 in 2016 to $313,094 in 2017. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the balance of this year will continue to decline due the same factors impacting the first nine months of this year. .

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $10,996 per month. We have entered into a new lease for office space at 8383 Wilshire Boulevard, Beverly Hills, California. The new lease commenced on November 1, 2016 and expires March 31, 2019.

Marketing and selling expenses increased $ 19,417 (4.5%) from $ 433,863 in 2016 to $ 453,280 in 2017. Higher marketing and selling expenses were primarily due to higher sales commissions associated with higher sales revenue.

Consulting fees decreased $36,504 (19%) from $ 191,875 in 2016 to $155,371 in 2017. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. The need for future consulting services will be variable

Director fees increased $81,296 from $75,000 in 2016 to $156,296 in 2017. The increase in director fees is due to an increase in the number of non-employee directors. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $191,053 (74%) from $256,874 in 2016 to $447,927 in 2017. During the third quarter of 2016 we re-classified certain personnel expenses that had previously been included in Personnel Expense, to Research and Development. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The re-classification is shown in both the current period and the prior period. The increase in Research and Development Expense is being driven by an increased need for research and development services, as we continue to expand product offerings, both for our standard SKU’s, and for National Accounts, and experience increased commissioning costs at our third party production facility in Searcy, Arkansas.

Shipping and storage expense increased $149,427 (47%) from $319,525 in 2016 to $468,952 in 2017. Shipping and storage expense as a percentage of revenue was 29% for 2017, and 24% for 2016 The higher expense in 2017 is due to a number of factors, including movement of inventory to new forward warehouses as the Company expanded its business into Canada, movement of sample inventory into position for trade shows and customer demonstrations, and special situation ordering of raw materials for production and R&D runs. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $6,602,816 and $7,340,363 for the nine month periods ended 2017 and 2016, respectively.

Interest expense decreased from $243,150 in 2016 to zero in 2017. Interest primarily relates to convertible debt that was issued in November, 2015, and converted into stock during February, 2016, and short term notes that were issued in December 2013, all of which were repaid prior to the end of 2016.

We had net losses of $6,602,816and $7,583,513 in the nine month periods ended 2017 and 2016, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 2017 we used cash for operations of $ 5,224,812 , purchased equipment for $412,865, and incurred spending for trademarks in the amount $27,684.

During the nine months ended September 30, 2016 we used $5,590,671 of cash for operations, and used $985,315 for the purchase of equipment.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. We currently have no debt. In addition, we have significantly reduced core operating costs beginning in 2016, including reducing the number of our employees from 44 to 30 over this time period. In addition, we plan to address this concern by raising additional capital through a loan or loans, and by continuing to reduce core operating expenses as required. While these plans have not yet been implemented, management has concluded that it is probable that they will be implemented within one year of the issuance of the financial statements, and that they will mitigate the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expect liquidity as planned.

We lease office space under a non-cancelable operating lease, which expires March 31, 2019.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2017 is $248,537.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017.

Management has identified the following material weakness in our internal control over financial reporting:

●	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement internal control over financial reporting.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: November 14, 2017	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer (Principal Financial Officer)

