Form 10-K
period 2017-12-31
BARFRESH FOOD GROUP INC.
filed 2018-04-02
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large Accelerated filer [  ]          Accelerated filer [  ]          Non-accelerated filer [  ]          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2017 was $37,903,472.

As of March 8, 2018, there were 118,701,577 outstanding shares of common stock of the registrant.

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

PART I

Item 1. Business.

Business Overview

Barfresh is a leader in the creation, manufacturing and distribution of ready to blend frozen beverages. The current portfolio of products includes smoothies, shakes and frappes. Products are packaged in two distinct formats. The Company’s original single serve format features portion controlled and ready to blend beverage ingredient packs or “beverage packs”. The beverage packs contain all of the solid ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt or ice cream), real fruit pieces, juices and ice – five ounces of water are added before blending. The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has recently launched a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program.

Domestic and international patents and patents pending are owned by Barfresh, as well as related trademarks for all of the single serve products. Patent rights have been granted in 13 jurisdictions including the United States. In addition, the Company has purchased all of the trademarks related to the patented products.

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors. Barfresh’s primary broadline distribution arrangement is through an exclusive nationwide agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into during July 2014, and renewed for an additional two year term on October 2, 2017.

During 2016 and 2017 the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four of Barfresh’s single serve sku’s to approximately one thousand food service locations. Distribution of product to these locations through SYSCO will begin during April of 2018. This new agreement, marks the culmination of successful in market tests conducted at several locations, and makes Barfresh’s blended beverages available across many of the most attractive locations of the customer’s diverse customer base.

The Company also sells to broadline distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. Pursuant to that agreement, all Barfresh products are included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi- unit chain operator’s nominated distributor for our products. On October 2, 2017, the Sysco agreement was extended for an additional two year period, and expanded to cover bulk easy pour products, on a non-exclusive basis.

On October 26, 2015, Barfresh signed a five year agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products are included as part of PepsiCo’s offerings to its significant customer base. The agreement facilitates access to potential National customer accounts, through introductions provided by PepsiCo’s one-thousand plus person foodservice sales team. Barfresh products have become part of PepsiCo’s customer presentations at national trade shows and similar venues.

Barfresh utilizes contract manufacturers to manufacture all of its products in the United States. Production lines are currently operational at two locations. The first location is in Salt Lake City, which currently produces both bulk easy pour and single serve products. Annual production capacity with this contract manufacturer is 14 million units per year. The second location is with Yarnell Operations, LLC., a subsidiary of Shulze and Burch, located in Arkansas. The Yarnell’s agreement, which was signed during February, 2016, and secures the capacity to ramp up to an incremental production capacity of 100 million units. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

Our corporate office is located at 8383 Wilshire Blvd., Suite 750, Beverly Hills, CA 90211. Our telephone number is (310) 598-7113 and our website is www.barfresh.com.

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

Products

The Company’s products are made in two formats. The first is in portion controlled single serving beverage ingredient packs, suitable for smoothies, shakes and frappes that can also be utilized for cocktails and mocktails. These packs contain all of the ingredients necessary to make a smoothie, shake or frappe, including the ice. Simply add water, empty the packet into a blender, blend and serve. The second format is the bulk “Easy Pour” format. The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water.

THE barfresh™ PROCESS:

FROM FROZEN PACK:

1 Tear open frozen pack and pour ingredients into blender bowl

11oz. single serve pack

+

2 Add 5 ounces of water to blender bowl

5 oz.

water

+

3 Blend and serve

15 seconds in a blender

=

Whirl Class 16 oz. Blended Beverage

NO FREEZER ON THE LINE? NO PROBLEM:

1 Thaw frozen pack of ingredients in refrigerator. Once thawed, tear and pour liquid ingredients into blender bowl (use liquid within 3 days of thawing pack)

11oz. single serve pack

+

2 Add ¾ cup of ice (6.5 oz. weighted) to blender bowl

+

3 Blend and serve

15 seconds in a blender

=

Whirl Class 16 oz. Blended Beverage

BARFRESH BULK SOLUTION:

1

1 gallon of concentrate

+

1:1 ratio

2

1 gallon of water

+

3

STRAWBERRY BANANA
MANGO PINEAPPLE

=

Any Size Finished Smoothie

3

The following flavors are available as part of our standard portfolio of single serve products:

Barfresh Product Portfolio

Caribbean Smoothie

Sweet mango & tangy pineapple, all natural pear juice

Vanilla Shake

low fat vanilla bean ice cream, milk

Triple Berry Smoothie

Strawberries, blueberries, pineapple, and pear, raspberry, blueberry juice

Ingredient Line Guidelines: Smoothies

- Less than 300 calories
- Less than 6 grams of total fat
- Less than 2 grams of saturated fat Greater than 3 grams for fiber
- Greater than 8 grams of protein for yogurt smoothies
- Gluten Free; 99% Fat Free; Kosher

Mango Burst Smoothie

sweet, juicy mango, all natural apple juice

Caramel Macchiato Frappe

espresso coffee, caramel, low fat chocolate, ice cream, milk

Mocha Frappe

espresso coffee, low fat chocolate ice cream, milk

Strawberry Banana Smoothie

sweet strawberries & ripe bananas, low fat frozen yogurt, all natural pear juice

4

Some of the key benefits of the products for the end consumers that drink the products include:

●	From as little as 150 calories (per serving)

●	Real fruit in every smoothie

●	Dairy free options

●	Kosher approved

●	Gluten Free

Customer Marketing Material

A wide range of consumer marketing materials has been created to assist customers in selling blended beverages.

Marketing Support - Customizable

barfresh
WHIRL·CLASS
BLENDED DRINKS

STRAWBERRY BANANA
MANGO PINEAPPLE

Machine Wraps

new
SMOOTHIES AND FRAPPES

Drive Thru Menu

WHIRL
new
SMOOTHIES, SHAKES & FRAPPES

Stand-Up Boards

WHIRL

SMOOTHIES

Stand Up Banners

WHIRL
new

Table Cards, Counter Cards, Danglers

new
SMOOTHIES AND FRAPPES
REAL FRUIT | NOTHING ARTIFICIAL | FRESHLY BLENDED | GLUTEN FREE

Menu Boards

Building Wraps

Research and Development

The Company incurred research and development expenses for the year ended December 31, 2017 in the amount of $574,989 and for the year ended December 31, 2016 in the amount of $432,146. The increase in Research and Development expenses was primarily attributable to commissioning of new production lines at our contract manufacturer facilities, and increased activity in creating unique flavors for potential customers in our national account pipeline.

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

The Company believes that its single serve products afford a very significant competitive advantage based on ease of use, portion control, premium quality, and minimal capital investment required to enable a customer to begin to carry Barfresh beverage products. The Company also believes that its bulk “Easy Pour” product represents an attractive alternative delivery method for customers that serve high volume locations, where speed of service over extended periods is a critical requirement. The Company has recently launched a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program.

Intellectual Property

Barfresh owns the domestic and intellectual property rights to its products’ sealed pack of ingredients used in its single serve products.

In November 2011, the Company acquired patent applications filed in the United States (Patent Application number 11/660415) and Canada (Patent Application number 2577163) from certain related parties. The United States patent was originally filed on December 4, 2007 and it was granted during August of 2017. The Canadian patent was originally filed on August 16, 2005 and it was granted on May 27, 2014.

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

The Company utilizes contract manufacturers. Before entering into any manufacturing contracts, the Company determines that the manufacturer meets all government requirements.

Environmental Laws

The Company does not believe that it will be subject to any environmental laws, either state or federal. Any laws concerning manufacturing will be the responsibility of the contract manufacturer.

Employees

The Company currently has 30 employees and 3 consultants. There are currently 20 employees and 1 consultant selling our products. We have recently restructured our sales force, eliminating 18 full time positions over a twelve month period, while at the same time expanding our brokerage network.

Research and Development

The Company incurred research and development expenses for the year ended December 31, 2017, in the amount of $574,989, and for the year ended December 31, 2016 in the amount of $432,146. The increase in Research and Development expenses was primarily attributable to commissioning of new production lines at our contract manufacturer facilities, and increased activity in creating unique flavors for potential customers in our national account pipeline.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As such, our management has conducted this evaluation and, as of December 31, 2017, identified the following material weakness in the Company’s internal control over financial reporting:

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

Item 2. Properties.

Our principal executive offices are located at 8383 Wilshire Blvd., Suite 750, Beverly Hills, CA 90211. Beginning in September, 2016, We leased this office space pursuant to a sub-lease with the primary tenant for $10,997 per month, increasing to $11,327 per month as of November 1, 2017. As of March 1, 2018, We lease the same office space pursuant to a direct lease for $14,488 a month through March 31, 2019.

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

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)

December 31, 2017	0.70	0.52
September 30, 2017	0.82	0.52
June 30, 2017	0.82	0.57
March 31, 2017	0.83	0.52
December 31, 2016	0.83	0.56
September 30, 2016	0.76	0.55
June 30, 2016	0.86	0.55
March 31, 2016	0.91	0.72

Holders

At March 8, 2018, there were 118,701,577 shares of our common stock outstanding. Our shares of common stock are held by 100 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2017, with respect to equity securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	6,715,419	$0.63	8,084,581
Equity compensation plans not approved by security holders	-	$-	-

TOTAL	6,715,419	$0.63	8,084,581

Transfer Agent

Our transfer agent, Action Stock Transfer, is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, and its telephone number is (801) 274-1088.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal year ended December 31, 2017 and for the fiscal year ended December 31, 2016. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

 Barfresh is a leader in the creation, manufacturing and distribution of ready to blend frozen beverages. The current portfolio of products includes smoothies, shakes and frappes. Products are packaged in two distinct formats. The Company’s original single serve format features portion controlled and ready to blend beverage ingredient packs or “beverage packs”. The beverage packs contain all of the solid ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt or ice cream), real fruit pieces, juices and ice – five ounces of water are added before blending. The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has recently launched a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program.

Domestic and international patents and patents pending are owned by Barfresh, as well as related trademarks for all of the single serve products. Patent rights have been granted in 13 jurisdictions including the United States. In addition, the Company has purchased all of the trademarks related to the patented products.

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors. Barfresh’s primary broadline distribution arrangement is through an exclusive nationwide agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into during July 2014, and renewed for an additional two year term on October 2, 2017.

During 2016 and 2017 the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four of Barfresh’s single serve sku’s to approximately one thousand food service locations. Distribution of product to these locations through SYSCO will begin during April of 2018. This new agreement marks the culmination of successful in market tests conducted at several locations, and makes Barfresh’s blended beverages available across many of the most attractive locations of the customer’s diverse customer base.

The Company also sells to broadline distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. Pursuant to that agreement, all Barfresh products are included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi- unit chain operator’s nominated distributor for our products. On October 2, 2017, the Sysco agreement was extended for an additional two year period, and expanded to cover bulk easy pour products, on a non-exclusive basis.

On October 26, 2015, Barfresh signed a five year agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products are included as part of PepsiCo’s offerings to its significant customer base. The agreement facilitates access to potential National customer accounts, through introductions provided by PepsiCo’s one-thousand plus person foodservice sales team. Barfresh products have become part of PepsiCo’s customer presentations at national trade shows and similar venues.

Barfresh utilizes contract manufacturers to manufacture all of the products in the United States. Production lines are currently operational at two locations. The first location is in Salt Lake City, which currently produces both bulk easy pour and single serve products. Annual production capacity with this contract manufacturer is 14 million units per year. The second location is with Yarnell Operations, LLC., a subsidiary of Shulze and Burch, located in Arkansas. The Yarnell’s agreement, which was signed during February, 2016, and secures the capacity to ramp up to an incremental production capacity of 100 million units. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

The Company currently has 30 employees and 3 consultants. There are currently 20 employees and 1 consultant selling our products. We have recently restructured our sales force, eliminating 18 full time positions over a twelve month period, while at the same time expanding our brokerage network.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collection is reasonably assured. Revenue is recorded net of provisions for discounts and promotion allowances. Our products are sold on various terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail accounts, in accordance with written sales terms, net of provisions for discounts or allowances. Allowances for returns and discounts are made on a case-by-case basis. Historically, neither returns nor discounts have been material.

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

Results of Operations

Results of Operation for the Twelve Months Ended December 31, 2017 as Compared to the Twelve Months Ended December 31, 2016

Revenue and Cost of Revenue

Revenue for 2017 was $1,997,012 as compared to $1,457,499 in 2016, an increase of 37%. Our business grew through the continuing expansion of our business relationship with Sysco Corporation (“Sysco”), a major broad line food distributor. We began shipping to Sysco in July 2014, and by early 2016 had our products in all 72 of Sysco’s Operating Companies. Our business also grew as a result of the introduction of our Bulk Easy Pour product during early 2017.

Cost of revenue for 2017 was $1,085,575 as compared to $772,827 in 2016. Our gross profit was $911,437 or 46%, for 2017 and $684,672 or 47% for 2016. We anticipate that our gross profit percentage will improve in the future, as our business gains scale and as we expand our manufacturing operations.

Operating Expenses

Our operations during 2017 were directed towards increasing sales and creating and finalizing customized flavors for potential customers. The increase in our business relationship with Sysco, and the expansion of our product offerings to include Bulk Easy Pour, drove an increase in our selling, marketing, and general and administrative expenses. During the fourth quarter of 2016, and during the fourth quarter of 2017, we re-aligned our sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees.

Primarily as a result of re-aligning our sales force, general and administrative expenses decreased from $10,415,933 in 2016 to $9,492,094 in 2017, a decrease of $923,839, or 9%.

Following is a breakdown of our selling, marketing and general and administrative expenses for 2017 and 2016.

	Twelve months ended	Twelve months ended
	December 31, 2017	December 31, 2016	Change
Personnel costs	$4,260,946	$5,560,502	$(1,299,556)	(23)%
Stock based compensation/options	1,360,688	1,133,149	227,539	20%
Legal and professional fees	465,737	425,781	39,956	9%
Travel	422,284	605,920	(183,636)	(30)%
Rent	142,572	96,151	46,421	48%
Marketing and selling	696,253	730,142	(33,889)	(5)%
Consulting fees	203,721	242,668	(38,947)	(16)%
Director fees	206,296	165,227	41,069	25%
Research and development	574,989	432,146	142,843	33%
Shipping Expense and storage	619,871	407,247	212,624	52%
Other expenses	538,737	617,000	(78,262)	(13)%
	$9,492,094	$10,415,933	$(923,838)	(9)%

Personnel cost represents the cost of employees including salaries, employee benefits, car allowances, and employment taxes, and continues to be our largest expense. Personnel costs decreased 23%, or $1,299,556, from $5,560,502 in 2016 to $4,260,946 in 2017. During the fourth quarters of 2016 and 2017, we re-aligned our sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. When taking into consideration start dates for new employees, and separation dates for those employees who left our workforce, we had 43 full time equivalent employees during 2016. At December 31, 2017, we had 30 full time employees, as compared to 34 at December 31, 2016. We do not anticipate any significant change in personnel during 2018.

Stock based compensation is used as an incentive to attract new employees and to compensate and retain existing employees. Stock based compensation includes stock issued and stock options granted to employees and certain non-employees, increased $227,539 (20%) from $1,133,149 in 2016 to $1,360,688 in 2017 IN PART TO offset SALARY REDUCTIONS. The fair value of the stock grants is based on the trading value of our shares on the date of the grants and are being amortized over applicable vesting periods. We anticipate making additional grants in the future.

Legal and professional fees, which include accounting and legal services, increased $39,956 (9%) from $425,781 in 2016 to $465,737 in 2017. We anticipate legal fees related to ongoing legal compliance to remain comparable in 2018.

Travel and entertainment expenses decreased $183,636 (30%) from $605,920 in 2016 to $422,284 in 2017. The decrease is due to the re-alignment of our sales force and the related decrease in the number of personnel traveling on company business.

Rent expense increased $46,421 from $96,151 in 2016 to $142,572 in 2017. Rent expense is primarily incurred for our Headquarters location in Beverly Hills, California. During September of 2016 we relocated our Headquarters location to larger sub-leased premises in Beverly Hills, where the monthly rent of $10,997, increased to $11,327 on November 1, 2017. We have entered into a direct lease on the same premises beginning on March 1, 2018, expiring March 31, 2019, at a monthly rent of $14,488.

Marketing and selling expenses decreased $33,889 (5%), from $730,142 in 2016, to $696,253 in 2017. Lower marketing and selling expenses were primarily due to lower personnel expense and lower sample expense.

Consulting fees decreased from $242,668 in 2016 to $203,721 in 2017, a decrease of $38,947 or 16%. We anticipate consulting costs to continue to decline during 2018.

Director fees for 2017 were $206,296 as compared with $165,227 in 2016. The increase is primarily due to the full year effect of an increase of the number of our directors during the second half of 2016. We currently pay our non-employee directors $50,000 per year. These fees can either be paid in cash, or in stock or stock options, at the election of the director.

The Company incurred research and development expenses for the year ended December 31, 2017, in the amount of $574,989 and for the year ended December 31, 2016 in the amount of $432,146. During the quarter ended September 30, 2016, we re-classified certain personnel expenses that had previously been included in personnel expense, to Research and Development. These expenses relate primarily to the services performed by our Director of Manufacturing and Product Development, and supporting consultant expenses. The re-classification is shown in both the current period and the prior period. The increase in Research and Development expenses was primarily attributable to increased activity in creating unique flavors for potential customers in our national account pipeline. We anticipate this cost continuing in future periods, at an increased rate as compared with 2017.

Shipping and storage expense increased $212,624 (52%), from $407,247 in 2016 to $619,871 in 2017. Shipping and storage expense as a percentage of revenue increased from 28% in 2016 to 31% in 2017. The higher expense in 2017 is due to a number of factors, including the continued movement of inventory to new forward warehouse as the company expanded its business into Canada, and building of inventory levels in preparation for expected national account launch in early 2018.

Other expenses consist of ordinary operating expenses such as office, telephone, insurance, and other similar expenses. These expenses directly correlate to our overall business activity. We expect these expenses to continue to increase during 2018 as our business grows.

Operating loss was $8,911,540 in 2017, and $9,939,875 in 2016.

Interest expense was zero in 2017, as compared with $250,850 in 2016. Interest expense for 2016 relates to $2,670,000 of convertible debt that was issued during September of 2015, the majority of which was converted to equity during the first quarter of 2016. The stated interest rate on the convertible debt issued during September of 2015 was 10%.

Net loss was $8,911,540 in 2017, and $10,190,725 in 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had a working capital surplus of $1,774,719, as compared with a working capital surplus of $8,751,702 at December 31, 2016. The reduction in working capital surplus is primarily due to the reduction in cash raised from investing activities, partially offset by a reduction of cash used in operations, and a significant increase in inventory levels.

During the twelve month period ended December 31, 2017, we used cash of $7,334,239 in operations, $535,196 for the purchase of equipment, net of sales of equipment, and $29,179 for patents and trademarks

Our liquidity needs will depend on how quickly we are able ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control and reduce fixed overhead expense.

During 2016 we issued 28,277,329 shares of our common stock (“Shares”) and warrants to purchase 14,033,438 Shares (“Warrants”) for aggregate gross proceeds to the Company of $18,812,690. Of these total amounts 24,598,674 Shares were issued for cash of $16,457,150; 3,502,327 Shares were issued for Conversion of Debt in the amount of $2,242,692; and 176,328 Shares were issued in settlement of debt in the amount of $112,849. Of the total 14,033,438 Warrants issued during 2016, 3,877,186 are priced at $1,00; 7,812,500 are priced at $0.88, and 2,343,752 are priced at $0.75. The 2016 financing activity occurred in three separate private placements with accredited investors. In the first transaction, we issued 7,754,373 Shares and five year Warrants priced at $1.00 to purchase up to 3,877,186 Shares, for aggregate gross proceeds to the Company of $6,203,498. The first transaction consists of two components: a new equity raise in the amount of $3,570,000 and the conversion into common equity of $2,633,498 of principal and interest of convertible promissory notes previously issued during the fourth quarter of 2016. In the second transaction, we sold 4,687,504 Shares and five year Warrants priced at $.75 to purchase up to 2,343,752 Shares, for aggregate gross proceeds to the Company of $3,000,000. In the third transaction we sold 15,625,000 Shares, and five year Warrants priced at $.88 to purchase up to 7,812,500 shares for aggregate gross proceeds to the Company of $10,000,000. During 2016 we also converted $52,613 of debt into 210,455 shares of stock, related to a note that was settled for most investors during 2015.

We did not issue any additional securities or debt during 2017.

On February 14, 2018, we announced the private placement of convertible notes with gross proceeds of $4.1 million The closing shall be no later than five (5) business days after receipt of notice from the Company that it has achieved certain milestones establishing significant sales to national accounts. One milestone is that the Company shall have entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations This first milestone was achieved on March 8, 2018. The other milestone is that the Company shall have entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 2,500 new locations.

Upon achievement of the first milestone, 60% of the principal amount of the convertible notes will be available to the Company, with the balance of 40% upon achievement of the second milestone. The Company intends to use the proceeds from this financing to fund the manufacture of inventory, to purchase equipment, and for general corporate purposes.

The convertible notes are unsecured and have (i) a two-year term, (ii) a 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investor’s may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. If any principal amount remains outstanding after the one-year anniversary of the closing, investors will be granted an additional warrant with identical terms. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock. On March 5, 2018, the Company issued a Promissory Note to an existing investor, in the amount of $250,000. The unsecured note bears interest at 12%, and has a 6 month term Proceeds are being used to fund the short term working capital needs of the Company. The Company plans to refinance this note upon maturity.

Our operations to date have been financed by the sale of securities, the issuance of convertible debt and the issuance of short-term debt, including related party advances. If we are unable to generate sufficient cash flow from operations with the capital raised we will be required to raise additional funds either in the form of EQUITY or in the form of debt. There are no assurances that we will be able to generate the necessary capital to carry out our current plan of operations.

We lease office space under a non-cancellable operating sub-lease, which expired February 28, 2018, and we have entered into a direct lease for the same premises covering the period March 1, 2018 to March 31, 2019. The aggregate minimum requirements under the non-cancellable sub-lease and direct lease as of December, 31 2017 is $210,992.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	37	President, Chief Executive Officer and Chairman
Joseph S. Tesoriero	63	Chief Financial Officer
Steven Lang	64	Director
Arnold Tinter	72	Secretary and Director
Joseph M. Cugine	56	Director
Alice Elliot	60	Director
Alexander H. Ware	55	Director
Isabelle Ortiz-Cochet	56	Director

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

Alexander H. Ware was appointed as director of the company on July 13, 2016. Until recently, Mr. Ware served as the Executive Vice President & Chief Financial Officer of Buffalo Wild Wings since October 2016. Mr. Ware previously served as Executive Chairman of MStar Holding Corporation. Mr. Ware served as Interim Chief Executive Officer for MStar Holding Corporation in 2013. Prior to his time at MStar Holding Corporation, he served as a Senior Advisor and previously as Executive Vice President of Strategic Development of Pohlad Companies, a family office, from 2010 to 2015. Starting in 1994, he served in increasing capacities at PepsiCo, then PepsiAmericas, Inc. culminating as Executive Vice President & Chief Financial Officer from 2005 to 2010. Previously, he was Senior Associate at Booz Allen Hamilton, Inc. from 1990-1994. Mr. Ware received his Bachelor of Arts degree in Economics from Hampden-Sydney College and his Master of Business Administration from the Darden Graduate School of Business at University of Virginia. Mr. Ware currently serves on the board of MStar Holding Corporation and on the advisory board of Stonearch Capital.

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

Board Committees

We currently have an audit committee, a compensation committee and a nominating and governance committee. The members of the audit committee are Arnold Tinter, Steven Lang and Riccardo Delle Coste. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. Steven Lang is an independent member of the audit committee, as defined above. In the future we expect to have an audit committee comprised of all independent members. The members of the compensation committee are Arnold Tinter, Alice Elliot and Riccardo Delle Coste. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The members of the nominating committee are Arnold Tinter, Alice Elliot and Steven Lang. The nominating and governance committee is primarily responsible for overseeing corporate governance and for identifying, evaluating and recommending individuals to serve as directors of the company.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the fiscal year ended December 31, 2017 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

●	Joseph Cugine, late filing of Form 4
●	Joseph Tesoriero, late filing of Form 4
●	Isabelle Ortiz-Cochet, late filing of Form 4
●	Alexander H. Ware, late filing of Form 4
●	Alice Elliot, late filing of Form 4
●	Steve Lang, late Form 4
●	Riccardo Delle Coste, late Form 4

Item 11. Executive Compensation.

The following table summarizes all compensation for the fiscal years ending December 31, 2017 (“2017”) and December 31, 2016 (“2016”) received by our “Named Executive Officers”:

Name and Principal Position	Period	Salary ($)		Bonus (1) ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Riccardo Delle Coste, Chief Executive Officer	2017	350,000	(2)	-		-		105,000	(3)			10,800	(4)	455,000
	2016	364,583		43,750		57,118	(5)	158,750	(6)			11,700	(4)	624,201

Joseph Cugine, President, Barfresh Corp. Inc. a wholly owned subsidiary	2017	300,000	(7)		-		-	105,000	(8)					405,000
	2016	300,000		25,137		32,818	(9)	139,382	(10)					497,337

Joseph Tesoriero, Chief Financial Officer	2017	290,000	(11)	-			-	253,364	(12)					543,364
	2016	290,000		19,488		25,443	(13)	95,646	(14)					430,577

1.	Represents discretionary bonuses for fiscal year 2015 that were paid during fiscal year 2016.

2.	Of the salary earned, $294,135 was paid and $55,865 was deferred.

3.	Represents a stock option grant 250,000 options shares issued 9/15/17 with an exercise price of $0.55, which vest ratably over the next three years and are exercisable until 9/15/25.

4.	Represents the car allowance paid to Mr. Delle Coste

5.	Represents 121,527 shares of restricted stock valued the trading price on the date of grant. The shares were granted on 11/25/16 and vest ratably each year until 2019.

6.	Represents two stock option grants: (1) 250,000 options shares issued 5/25/2016, with an exercise price of $0.61, which vest ratably over the next three years and are exercisable until 5/25/2024 and (2) 125,000 options issued on 11/25/2016, with an exercise price of $0.72, which vest ratably over the next three years and are exercisable until 11/25/2024.

7.	Of the salary earned, $252,115was paid and $47,885 was deferred.

8.	Represents a stock option grant 250,000 options shares issued 9/15/17 with an exercise price of $0.55, which vest ratably over the next three years and are exercisable until 9/15/25.

9.	Represents 69,825 shares of restricted valued the trading price on the date of grant. The shares were granted on 12/12/2016 and vest ratably each year until 2019.

10.	Represents two stock option grants: (1) 250,000 options shares issued 5/25/2016, with an exercise price of $0.61, which vest ratably over the next three years and are exercisable until 5/25/2024 and (2) 125,000 options issued on 11/25/2016, with an exercise price of $0.72, which vest ratably over the next three years and are exercisable until 11/25/2024.

11.	Of the salary earned, $243,711was paid and $46,289 was deferred.

12.	Represents two stock option grants: (1) 300,000 options shares issued 7/5/17, with an exercise price of $0.77, which vest ratably over the next three years and are exercisable until 7/5/2025 and (2) 175,000 options issued on 9/15/2017, with an exercise price of $0.55, which vest ratably over the next three years and are exercisable until 9/5/25.

13.	Represents 54,133 shares of restricted stock valued using the Black-Scholes pricing model. The shares were granted on 12/12/ 2016 and vest ratably until 2019.

14.	Represents two stock option grants: (1) 175,000 options issued on 5/25/2016, with an exercise price of $0.61, which vest ratably over the next three years and are exercisable until 5/25/2024 and (2) 54,567 options issued on 11/25/2016, with an exercise price of $0.72, which vest ratably over the next three years and are exercisable until 11/25/2024.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards							Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Riccardo Delle Coste	300,000	(1)			0.45	1/21/20
	83,333	(2)	166,667	(2)	0.61	5/25/24
	41,667	(3)	83,333	(3)	0.72	11/25/24
	250,000	(4)			0.55	9/15/25
							81,018	47,801

Joseph Cugine	300,000	(5)	300,000		0.50	5/1/23
	83,333	(2)	166,667		0.61	5/25/24
	27,930	(3)	42,124		0.72	11/25/24
	250,000	(4)			0.55	9/15/25

							546,550	322,465

Joseph Tesoriero	250,000	(5)	250,000		0.82	5/1/23
	58,333	(2)	116,667		0.61	5/25/24
	18,189	(3)	36,378		0.72	11/25/24
	175,000	(4)			0.55	9/15/25
							286,089	168,793

1.	Fully vested.

2.	Vest in equal increments on 5/25/2017, 5/25/2018 and 5/25/2019.

3.	Vest in equal increments on 11/25/2017, 11/25/2018, and 11/25/2019.

4.	Vest in equal increments on 9/15/18, 9/15/19, and 9/15/20.

5.	Vest in equal increments on 5/1/2017 and 5/1/2018.

Compensation of Directors

The following table summarizes the compensation paid to our directors that were not employees for the fiscal year ended December 31, 2017. A director who is a Company employee does not receive any compensation for service as a director. The compensation received by directors that are employees of the Company is shown above in the summary compensation table. We reimburse all directors for expenses incurred in their capacity as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Arnold Tinter	50,000							70,000	(1)	120,000
Steven Lang				50,000	(2)					50,000
Alice Elliot				50,000	(3)					50,000
										50,000
Alex Ware		50,000	(4)							50,000
Isabelle Ortiz-Cochet				50,000	(5)					50,000

(1)	Represents consulting fees paid to Mr. Tinter.

(2)	Mr. Lang elected to receive $25,000 in cash and 40,843 Stock Options in lieu of cash.

(3)	Ms. Elliot elected to receive 81,075 Stock Options in lieu of cash.

(4)	Mr. Ware elected to receive 95,995 shares of Stock in lieu of cash.

(5)	Ms. Ortiz-Cochet elected to receive Stock Options in lieu of cash.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 8, 2018 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 8, 2018. As of March 8, 2018, the Company had 118,701,577 shares of common stock outstanding. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 8, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 8, 2018, for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

	Common Stock
Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class o/s
Riccardo Delle Coste (2) (3) (4) (5) (6) (7)	20,585,085	17.24%

Steven Lang (8) (9) (10) (11)	19,917,082	16.71%

Joseph Tesoriero (12) (13) (14)	681,263	0.57%

Arnold Tinter (15) (16)	950,000	0.80%

Joe Cugine (17) (18) (19)	1,823,291	1.53%

Alice Elliot (20) (21) (22) (23) (24)	918,701	0.77%

Alexander Ware (25) (26) (27)	379,973	0.32%

Isabelle Ortiz-Cochet (28) (29) 2 Allee De Longchamp Suresnes, France	112,809	0.09%

All directors and officers as a group (8 persons)	45,368,204	37.32%

Unibel 2 Allee De Longchamp Suresnes, France 92150 (30)	23,437,500	18.53%

IBEX Investors LLC (fka) Lazarus Investment Partners LLLP 3200 Cherry Creek South Drive Suite 670 Denver, CO 80209 (31)	16,242,766	13.27%

Wolverine Asset Management, LLC (“WAM”) 175 West Jackson Blvd. Suite 340 Chicago, IL 60604 (32) (33)	6,501,600	5.39%

1	The address of those listed, except as noted is c/o Barfresh Food Group Inc., 8383 Wilshire Blvd., Beverly Hills, CA 90211.

2	Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company.

3	Includes 19,471,779 shares owned by R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

4	Includes 405,000 shares underlying options granted.

5	Includes 166,667 shares underlying warrants issued in connection with a promissory note the holder of which was R.D. Capital Holdings PTY Ltd. And of which Riccardo Delle Coste is deemed to be a beneficial owner.

6	Includes 25,000 shares underlying warrants issued in connection with a promissory note the holder of which was R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

7	Includes 76,130 shares underlying warrants issued in connection with the purchase of common shares, the holder of which was R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

8	Mr. Lang is a Director of the Company.

9	Includes 19,072,451 shares owned by Sidra Pty Limited of which Steven Lang is deemed to be a beneficial owner

10	Includes 356,990 shares underlying options granted

11	Includes 282,646 shares underlying warrants issued in connection with a promissory note the holder of which is Sidra PTY Limited

12	Mr. Tesoriero is the Chief Financial Officer of the Company.

13	Includes 308,333 shares underlying options granted.

14	Includes 76,629 shares underlying warrants issued in connection with a promissory note and conversion thereof.

15	Mr. Tinter is the Secretary and a Director of the Company

16	Includes 150,000 shares underlying options granted

17	Mr. Cugine is President of a subsidiary of the Company and a Director

18	Includes 397,857 shares underlying options granted.

19	Includes 96,020 shares underlying warrants issued in connection with purchase of common shares.

20	Ms. Elliot is a Director of the Company

21	Includes 360,000 shares owned by Elliot-Herbst LP of which Alice Elliot is deemed to be a beneficial owner

22	Includes 64,599 shares owned by Elliot-Herbst Family LLC of which Ms. Elliot is deemed to be a beneficial owner.

23	Includes 314,499 shares underlying options granted

24	Includes 130,000 shares underlying warrants issued in connection with purchase of common shares

25	Mr. Ware is a Director of the Company

26	Includes 301,848 shares owned by The Alexander Ware Revocable Trust of which Mr. Ware is deemed to be a beneficial owner

27	Includes 78,125 shares underlying warrants issued to The Alexander Ware Revocable Trust in connection with purchase of common stock.

28	Ms. Ortiz-Cochet is a Director of the Company

29	Includes 33,603 shares underlying options granted.

30	Includes 7,812,500 shares underlying warrants issued in connection with the purchase of common stock.

31	Includes 3,733,333 shares underlying warrants issued in connection with the purchase of common stock.

32	Wolverine Asset Management, LLC (“WAM”) is the investment manager of Wolverine Flagship Fund Trading Limited and has voting and dispositive power over these securities. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc., the general partner of Wolverine Holdings.

33	Includes 2,000,000 shares underlying warrants issued in connection with the purchase of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of fiscal 2017 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

There were no related party transactions for the year ended December 31, 2017, that meet the criteria described in the paragraph above.

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

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended December 31, 2017 and December 31, 2016 were as follows.

	2017	2016
Audit fees	$66,439	$53,208
Audit related fees
Tax fees	13,300	13,700
All other fees
Total	$79,739	$66,908

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

Audit Fees. The aggregate fees billed for the years end December 31, 2017 and December 31, 2016 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. Eide Bailly LLP did not provide us with audit related services for the years ended December 31, 2017 or December 31, 2016, that are not reported under Audit Fees.

Tax Fees. The aggregate tax fees billed for the year end December 31, 2017 and December 31, 2016 were related to the preparation of corporate income tax returns.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the years ended December 31, 2017 or December 31, 2016.

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

BARFRESH FOOD GROUP INC.

Date: April 2, 2018	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	April 2, 2018
Riccardo Delle Coste	(Principal Executive Officer)

/s/ Joseph Tesoriero	Chief Financial Officer	April 2, 2018
Joseph Tesoriero	(Principal Financial Officer)

/s/ Steven Lang	Director	April 2, 2018
Steven Lang

/s/ Arnold Tinter	Director	April 2, 2018
Arnold Tinter

/s/ Joseph M. Cugine	Director	April 2, 2018
Joseph M. Cugine

/s/ Alice Elliot	Director	April 2, 2018
Alice Elliot

/s/ Isabelle Ortiz-Cochet	Director	April 2, 2018
Isabelle Ortiz-Cochet

/s/ Alexander H. Ware	Director	April 2, 2018
Alexander Ware

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated January 10, 2012 by and among Moving Box Inc., Andreas Wilcken, Jr., Barfresh Inc. and the shareholders of Barfresh Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed January 17, 2012

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed January 17, 2012)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.5	Form of Series PA Warrant (incorporated by reference to Exhibit 4.5 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.6	Form of Series CN Warrant (incorporated by reference to Exhibit 4.6 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.7	Form of Series EN Warrant (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.8	Form of Series E Warrant (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-203340) as filed April 10, 2015)

4.9	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed February 16, 2015)

4.10	Form of Series H Warrant (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.11	Form of Series I Warrant (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.12	Form of Convertible Promissory Note dated January 29, 2016 by Barfresh Food Group Inc. in favor of certain investors (incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.13	Form of warrant dated December 1, 2013 (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.14	Form of Series K Warrant (incorporated by reference to Exhibit 4.14 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

4.15 4.16 4,17

Form of Series J Warrant (incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

Form of Series L Warrant*

Form of 10% Convertible Debenture*

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

39

10.21

Executive Employment Agreement by and between Barfresh Food Group, Inc. and Joseph S. Tesoriero dated May 18, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report Form 10-K filed July 7, 2015)+

10.22	Form of Securities Purchase Agreement dated [ ], 2018 by and between Barfresh Food Group, Inc. and certain investors*

21.1	Subsidiaries *

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)*

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)*

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance.
101.XSD	XBRL Schema.
101.PRE	XBRL Presentation.
101.CAL	XBRL Calculation.
101.DEF	XBRL Definition.
101.LAB	XBRL Label.

*	Filed herewith
+	Compensatory plan

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

Barfresh Food Group Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Barfresh Food Group, Inc.
Beverly Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Barfresh Food Group, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Barfresh Food Group Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as Barfresh Food Group Inc.’s auditor since 2012.

/s/ Eide Bailly LLP

Denver, Colorado

March 30, 2018

Barfresh Food Group Inc.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,304,916	$9,180,947
Accounts receivable	301,012	131,088
Inventory	1,415,495	317,948
Prepaid expenses and other current assets	24,496	25,864
Total current assets	3,045,919	9,655,847
Property, plant and equipment, net of depreciation	1,760,890	1,494,478
Intangible assets, net of amortization	586,943	619,863
Deposits	39,369	53,202
Total Assets	$5,433,121	$11,823,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$421,176	$153,756
Accrued expenses	849,529	746,375
Deferred rent liability	495	165
Current portion of long term debt	-	3,849
Total current liabilities	1,271,200	904,145
Long term Debt, net of current portion	0	8,958
Total liabilities	1,271,200	913,103

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 118,690,527 and 117,103,276 shares issued and outstanding at December 31, 2017 and 2016, respectively	119	117
Additional paid in capital	37,992,799	35,829,627
Accumulated (deficit)	(33,830,997)	(24,919,457)
Total stockholders’ equity	4,161,921	10,910,287
Total Liabilities and Stockholders’ Equity	$5,433,121	$11,823,390

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

	For the year ended	For the year ended
	December 31, 2017	December 31, 2016
Revenue	$1,997,012	$1,457,499
Cost of revenue	1,085,575	772,827
Gross profit	911,437	684,672

Operating expenses:
General and administrative	9,492,094	10,415,933
Depreciation and Amortization	330,883	208,614
Total operating expenses	9,822,977	10,624,547

Operating loss	(8,911,540)	(9,939,875)

Other expenses
Interest	-	250,850

Net (loss)	$(8,911,540)	$(10,190,725)

Per share information - basic and fully diluted:
Weighted average shares outstanding	117,748,411	95,557,640
Net (loss) per share	$(0.08)	$(0.11)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group, Inc.

Statement of Stockholders’ Equity

For the Period from January 1, 2016 to December 31, 2017

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2016	86,186,453	$87	$15,798,337	$(14,728,732)	$1,069,692
Issuance of stock for cash, net of expenses of $750,019	24,598,674	24	15,707,106	-	15,707,130
Exercise of warrants	2,464,017	2	714,998	-	715,000
Exercise of options	50,000	-	25,500	-	25,500
Conversion of debt into stock	3,502,327	4	2,242,688	-	2,242,692
Debt settled for stock	176,328	-	112,849	-	112,849
Issuance of stock for services	125,477	-	95,000	-	95,000
Equity based compensation	-	-	1,133,149	-	1,133,149
Net (loss) for the year				(10,190,725)	(10,190,725)
Balance December 31, 2016	117,103,276	$117	35,829,627	(24,919,457)	10,910,287
Exercise of warrants	232,005	-	35,400		35,400
Exercise of options	276,171	-	-		-
Issuance of stock for services	178,733	1	112,250		112,251
Equity based compensation	900,342	1	2,015,522		2,015,523
Net (loss) for the year				(8,911,540)	(8,911,540)
Balance December 31, 2017	118,690,527	$119	$37,992,799	$(33,830,997)	$4,161,921

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2017		For the nine month ended December 31, 2016
Cash flow from operating activities:
Net (loss)		$(8,911,540)	$(10,190,725)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation		268,784	147,131
Equity based compensation		1,550,718	1,133,149
Amortization of intellectual property		62,099	61,483
Interest related to debt discount		-	180,707
Loss on sale of property and equipment		-	63,751
Stock issuance for service		112,250	95,000
Change in operating assets and liabilities
Accounts receivable		(169,924)	(102,492)
Inventory		(1,097,547)	10,012
Prepaid expenses		1,368	4,660
Deposits		13,833	(36,751)
Accounts payable		267,420	21,952
Accrued expenses		567,960	589,025
Deferred rent		330	(1,690)
Net cash (used in) operations		(7,334,249)	(8,024,788)

Cash flow from investing activities:
Purchase of fixed assets		(535,196)	(1,053,498)
Proceeds from sale of equipment		-	36,910
Investment in patent and trademarks		(29,179)	(64,089)
Net cash (used in) investing activities		(564,375)	(1,080,677)

Cash flow from financing activities:
Issuance of common stock and warrants for cash		35,400	16,457,150
Equity issuance costs		-	(750,020)
Exercise of warrant and options		-	740,500
Repayment of short term notes payable -related party		-	(100,000)
Repayment of long term debt		(12,807)	(47,222)
Net cash provided by financing activities		22,593	16,300,408

Net increase (decrease) in cash		(7,876,031)	7,197,943
Cash and cash equivalents at beginning of period		9,180,947	1,986,004
Cash and cash equivalents at end of period		$1,304,916	$9,180,947

Supplemental disclosure of cash flow information:
Cash paid for interest		$-	$23,370
Cash paid for income taxes		$-	$-

Non-cash financing activities:
Common stock issued for services, and conversion of debt	$		$2,450,541
Settlement of liability with Equity awards		464,806

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2017 and 2016. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

Level 2 - Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses and notes payable. The carrying value of our financial instruments approximates their fair value due to their relative short maturities.

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of December 31, 2017, and 2016, there is no allowance for doubtful accounts. There was no bad debt expense for the years ended December 31, 2017 and 2016.

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

Furniture and fixtures: 5 years

Manufacturing Equipment: 7 years

Leasehold improvements: 2 years

Vehicles 5 years

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collection is reasonably assured. Revenue is recorded net of provisions for discounts and promotion allowances. Our products are sold on various terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery. We recognize revenue upon receipt of our products by our distributors and retail accounts, in accordance with written sales terms, net of provisions for discounts or allowances. Allowances for returns and discounts are made on a case-by-case basis. Historically, neither returns nor discounts have been material.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $574,989 and $432,146, in research and development expenses for the years ended December 31, 2017 and 2016, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”). Rent expense is charged to expense beginning with the occupancy date. Deferred rent was $495 and $165 at December 31, 2017 and 2016, respectively, and will be charged to rent expense over the life of the lease. Total amount of rent expense incurred in 2017 was $142,572 and in 2016 was $96,151.

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

For the years ended December 31, 2017 and 2016 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2017 and 2016 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

The Company has evaluated the effect of the standard on our financial statements, and based on our evaluation, we do not expect there to be material impact to our financial statement.

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

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. FASB ASU 2015-15 changes the disclosure requirements of uncertainties about an entity’s ability to continue as a going concern. FASB ASU2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after that date. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entities ability to continue as a going concern within one year after the date the financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt; (ii) management’s evaluation of the significance of those conditions or events in relation to the entities ability to meet those obligations; (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise the substantial doubt, and (iv) if management’s plans did not alleviate the substantial doubt, an explicit statement that there is a substantial doubt. These changes are reflected in the disclosure included in Note 10.

Note 2. Property Plant and Equipment

Major classes of property and equipment at December 31, 2017 and 2016 consist of the following:

	2017	2016
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment	1,952,538	1,605,317
Leasehold Improvements	4,886	4,800
Vehicles	29,696	29,696
	1,988,644	1,641,337
Less: accumulated depreciation	(665,657)	(396,863)
	1,322,987	1,244,474
Equipment not yet placed in service	437,903	250,004
Property and equipment, net of depreciation	$1,760,890	$1,494,478

We recorded depreciation expense related to these assets of $268,784 and $147,131 for the year ended December 31, 2017 and 2016, respectively.

Note 3. Intangible Assets

As of December 31, 2017, intangible assets consist of patent costs of $764,891, trademarks of $88,853 and accumulated amortization of $266,801

As of December 31, 2016, intangible assets consist of patent costs of $750,640, trademarks of $73,925 and accumulated amortization of $204,702.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $62,099 and $61,483 for the year ended December 31, 2017 and 2016, respectively.

Estimated future amortization expense related to intangible property as of December 31, 2017, is as follows:

Total Amortization
Years ending December 31,
2018	$63,610
2019	63,610
2020	63,610
2021	63,610
2022	63,610
Later years	180,040
$498,090

Note 4. Related Parties

As disclosed below in Note 6, members of management and directors have received shares of stock and options in exchange for services.

Note 5. Commitments and Contingencies

We lease office space under non-cancelable operating leases, which expires on March 31, 2019. The aggregate minimum requirements are as follows:

For years ending December 31,
2018	$167,530
2019	43,462
$210,992

Note 6. Stockholders’ Equity

During the year ended December 31, 2016, the holder of warrants to purchase shares of common stock exercised their rights and purchased 1,250,000 shares of common stock for an aggregate price of $715,000. In addition, the holders of 620,000 warrants exercised their right to a cash-less conversion and received 1,214,017 shares.

Also, during the year ended December 31, 2016 we issued 64,599 shares of stock to a member of our board of directors in lieu of $50,000 in director fees due and 60,878 shares of common stock in lieu of cash for legal fees. We valued the shares based on the trading value on the date issued.

In addition, during the year ended December 31, 2016 we issued 50,000 shares of stock at a price of $0.51 per share in exchange for outstanding options.

During the year ended December 31, 2016, we issued 1,893,442 options to purchase our common stock to employees of the Company. In addition, we cancelled 56,000 options to purchase our common stock. The exercise price of the options ranged from $0.6129 to $0.83 per share and are exercisable for a period of 8 years and have varying vesting periods of up to three years.

The fair value of the options ($883,490 in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below, and are being expensed over the vesting period of each option.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	74.09% to 82.65%
Risk Free interest rate	1.24% to 1.73%
Dividend yield (on common stock)	-

During the year ended December 31, 2017, we issued 178,733 shares of common stock, valued at $112,250 for services. In addition, we issued 439,977 options to purchase our common stock to certain member of the Board of Directors in lieu of cash payments for Director fees. The exercise price of the options ranged from $0.77 to $0.79 per share, vest immediately, and are exercisable for periods of 8 years. In addition, we issued 1,485,000 options to purchase our common stock to employees and executives. The exercise price of the options ranged from $0.55 to $0.68 per share, vest after 3 years, and are exercisable for periods of 8 years. We also issued 95,995 shares of our common stock, with a value of $73,560, to a member of our Board of Directors in lieu of cash payments for Director fees.

The fair value of the options issued ($999,682, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	73.9% to 89%
Risk Free interest rate	2.01% to 2.35%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.75 and $0.79 per share

During the same period, we cancelled 122,000 options to purchase our common stock.

Holders of 59,000 warrants, exercised those warrants for cash proceeds of $35,400. The holders of 950,000 options elected to exercise those options on a cashless basis and received 276,171 shares of our common stock.

Holders of 1,049,847 warrants, elected to exercise those warrants on a cashless basis and received 173,005 shares of our common stock.

The total amount of equity-based compensation included in additional paid in capital for the years ended December 31, 2017 and 2016 was $1,550,718 and $1,133,149, respectively,

The following is a summary of outstanding stock options issued to employees and directors as of December 31 2017:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2016	4,075,000	.45 -.87		-
Issued	1,893,442	.61 -.83
Cancelled	(56,000)
Exercised	(50,000)
Outstanding December 31, 2016	5,862,442	.45-.87
Issued	1,924,977	.40-.79
Cancelled	(122,000)
Exercised	(950,000)
Outstanding December 31, 2017	6,715,419	.40-.87	5.93

Exercisable, December 31m 2017	2,855,878	.40-.87	4.96	-

Note 7. Outstanding Warrants

The following is a summary of all outstanding warrants as of December 31, 2017:

	Number of Warrants	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	23,789,808	.50 - 1.00	0.63	-
Warrants issued in connection with private placement of notes	2,626,667	.45 - 1.00	2.00	$64,583

Note 8. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2017 and 2016 is summarized below:

	2017	2016
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(746,700)	(2,878,000)
State	(117,200)	(279,300)
Total deferred	(863,900)	(3,157,300)
Change in valuation allowance	$863,900	$3,157,300

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2017	2016
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Permanent Difference	(5.46%)	-%
Effect of rate change	(41.53%)	-%
Effect of change in valuation allowance	9.69%	(37.3%)
	-%	-%

Components of the net deferred income tax assets at December 31, 2017 and 2016 were as follows:

	2017	2016
Net operating loss carryover	$6,902,200	$7,766,100
Valuation allowance	(6,902,200)	(7,766,100)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $6,902,200 and $7,766,100 allowance at December 31, 2017 and 2016, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The reduction in the valuation allowance for the current period is $863,900.

As of December 31, 2017, we have a net operating loss carry forward of approximately $28,404,200. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2030	$1,000
2031	$63,800
2032	$345,900
2033	$1,840,300
2034	$2,324,100
2035	$2,987,300
2036	$5,061,700
2037	$8,464,700
2038	$7,315,400

As of December 31, 2017, we did not have any significant unrecognized uncertain tax positions.

 Note 9. Business Segments and Customer Concentrations.

During the years ended December 31, 2017 and 2016, we operated in one segment.

The following is a breakdown of customers representing more than 5% of sales for the year ended December 31, 2017:

	Revenue from customer	Percentage of total revenue
Customer A	$1,243,341	62.3%
Customer B	140,028	7.02%
Customer C	110,497	5.54%
	$1,493,866	74.88%

The following is a breakdown of customers representing more than 10% of sales for the year ended December 31, 2016:

	Revenue from customer	Percentage of total revenue
Customer A	$1,194,960	82.0%
Customer B	161,363	11.1%
	$1,356,323	93.1%

Note 10. Liquidity

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-K. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. As of December 31, 2017, we had no debt. On February 14, 2018, we announced the private placement of convertible notes with gross proceeds of $4.1 million. The funding of that note occurs upon the achievement of certain milestones establishing significant sales to national accounts. One milestone is that the Company shall have entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations. The first milestone was achieved on March 8, 2018. According to the terms of the Convertible Note, 60% of the gross proceeds, or $2.5 million, was received by the Company within five business days of that Milestone 1 achievement. The other milestone is that the Company shall have entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 2,500 new locations. We expect the second Milestone to occur during 2018. On March 5, 2018, the Company issued a Promissory Note to an existing investor, in the amount of $250,000. The unsecured note bears interest at 12%, and has a 6 month term Proceeds are being used to fund the short term working capital needs of the Company. The Company plans to refinance this note upon maturity. In addition, we have significantly reduced core operating costs beginning in 2016, including reducing the number of our employees from 44 to 30 over this time period. Members of the senior management team have deferred a portion of their salaries during 2017, and are continuing to defer a portion of their salaries in 2018. Management is prepared to take further similar actions to reduce or defer fixed overhead should that become necessary. Management has concluded that it is probable that the combination of the above described financings which have already been achieved and are about to be achieved, along with the described measures available to reduce or defer fixed overhead, alleviate the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

Note 11. Subsequent Events

On February 14, 2018, we announced the private placement of convertible notes with gross proceeds of $4.1 million The closing shall be no later than five (5) business days after receipt of notice from the Company that it has achieved certain milestones establishing significant sales to national accounts. One milestone is that the Company shall have entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations. The first milestone was achieved on March 8, 2018. The other milestone is that the Company shall have entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 2,500 new locations.

Upon achievement of the first milestone, 60% of the principal amount of the convertible notes will be available to the Company, with the balance of 40% upon achievement of the second milestone. The Company intends to use the proceeds from this financing to fund the manufacture of inventory, to purchase equipment, and for general corporate purposes.

The convertible notes are unsecured and have (i) a two-year term, (ii) a 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investor’s may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. If any principal amount remains outstanding after the one-year anniversary of the closing, investors will be granted an additional warrant with identical terms. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock.

On March 5, 2018, the Company issued a Promissory Note to an existing investor, in the amount of $250,000. The unsecured note bears interest at 12%, and has a 6 month term Proceeds are being used to fund the short term working capital needs of the Company. The Company plans to refinance this note upon maturity.

