Form 10-Q
period 2018-03-31
BARFRESH FOOD GROUP INC.
filed 2018-05-15
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

[X] Yes [  ] No

As of May 9, 2018, there were 118,789,733 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,391,901	$1,304,916
Accounts Receivable	349,935	301,012
Inventory	1,546,051	1,415,495
Prepaid expenses and other current assets	107,114	24,496
Total current assets	4,440,001	3,045,919
Property, plant and equipment, net of depreciation	2,179,005	1,760,890
Intangible asset, net of amortization	573,334	586,943
Deposits	39,369	39,369
Total Assets	$7,231,709	$5,433,121

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$531,826	$421,176
Accrued expenses	1,315,175	849,529
Deferred rent liability	-	495
Notes Payable	250,000	-
Total current liabilities	2,097,001	1,271,200
Convertible note - related party, net of discount	554,432	-
Convertible note, net of discount	1,175,601	-
Derivative Liabilities	1,014,323	-
Total liabilities	4,841,357	1,271,200

Commitments and contingencies (Note 7, 8, 12)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 118,789,733 and 118,690,527 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	119	119
Additional paid in capital	38,560,122	37,992,799
Accumulated deficit	(36,169,889)	(33,830,997)
Total stockholders’ equity	2,390,352	4,161,921
Total Liabilities and Stockholders’ Equity	$7,231,709	$5,433,121

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Revenue, net	$623,071	$312,170
Cost of revenue	278,466	181,649
Gross profit	344,605	130,521

Operating expenses:
General and administrative	2,094,664	2,433,530
Depreciation and Amortization	112,467	56,031
Total operating expenses	2,207,131	2,489,561

Operating loss	(1,862,526)	(2,359,040)

Other expenses
Loss from derivative liability	444,736	-
Interest	30,876	-

Net (loss)	$(2,338,138)	$(2,359,040)

Per share information - basic and fully diluted:
Weighted average shares outstanding	118,682,325	117,251,662
Net (loss) per share	$(0.02)	$(0.02)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Net Cash used in operations	$(1,491,691)	$(1,614,825)

Cash flow from investing activities:
Investment in trademark	(2,293)	(5,132)
Purchase of equipment	(172,231)	(146,440)
Sale of equipment	-	940
Net Cash used in investing activities	(174,524)	(150,632)

Cash flow from financing activities:
Exercise of Warrant	-	35,401
Issuance of short term notes	250,000	-
Issuance of convertible notes, net of issuance costs	2,503,200	-
Repayment of long term debt	-	(960)
Net cash provided by financing activities	2,753,200	34,441

Net increase (decrease) in cash	1,086,985	(1,731,016)
Cash at beginning of period	1,304,916	9,180,947
Cash at end of period	$2,391,901	$7,449,931

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Discount on convertible notes (warrants & derivative)	$790,135	$-
Property, plant and equipment included in accounts payable	342,448

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of Barfresh Food Group Inc. at March 31, 2018 and December 31, 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended March 31, 2018 and 2017 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at March 31, 2018 and December 31, 2017. However, we believe that the financial institution where the cash on deposit that exceeds $250,000 is financially sound and the risk of loss is minimal.

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

Our financial instruments consist of accounts receivable, accounts payable, accrued expenses, notes payable and derivative liabilities. The carrying value of our financial instruments approximates fair value.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

Furniture and fixtures: 5 years

Equipment: 7 years

Leasehold improvements: 2 years

Vehicle: 5 years

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains ownership of promised goods. The Company adopted this standard at the beginning of fiscal year 2018, with no significant impact to its financial position or results of operations, using the modified retrospective method. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods. The Company applies the following five steps:

1)	Identify the contract with a customer
A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable. For the Company, the contract is the approved sales order, which may also be supplemented by other agreements that formalize various terms and conditions with customers.

2)	Identify the performance obligation in the contract
Performance obligations promised in a contract are identified based on the goods or that will be transferred to the customer. For the Company, this consists of the delivery of frozen beverages, which provide immediate benefit to the customer.

3)	Determine the transaction price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods, and is generally stated on the approved sales order. Variable consideration, which typically includes volume-based rebates or discounts, are estimated utilizing the most likely amount method.

4)	Allocate the transaction price to performance obligations in the contract Since our contracts contain a single performance obligation, delivery of frozen beverages, the transaction price is allocated to that single performance obligation.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

5)	Recognize Revenue when or as the Company satisfies a performance obligation
The Company recognizes revenue from the sale of frozen beverages when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfillment costs and presented in distribution, selling and administrative costs.

The company evaluated the requirement to disaggregate revenue, and concluded that substantially all of its revenue comes from a single product, frozen beverages.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $190,341 and $114,601 for the three-month periods ended March 31, 2018 and 2017, respectively.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC Topic 840, Leases (“ASC 840”).

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of any derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as gain/loss from derivative liability. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. We analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Recent pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards not yet effective may have an impact on our results of operations and financial position.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

Note 2. Property Plant and Equipment

Major classes of property and equipment at March 31, 2018 and December 31, 2017 consist of the following:

	2018	2017
Furniture and fixtures	$1,524	$1,524
Equipment	2,456,190	1,952,538
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	2,492,296	1,988,644
Less: accumulated depreciation	(762,221)	(665,657)
	1,730,075	1,322,987
Equipment not yet placed in service	448,930	437,903
Property and equipment, net of depreciation	$2,179,005	$1,760,890

We recorded depreciation expense related to these assets of $96,564 and $40,632 for the three-month periods ended March 31, 2018 and 2017, respectively.

Note 3. Intangible Assets

As of March 31, 2018, intangible assets consist of patent costs of $764,891, trademarks of $91,146 and accumulated amortization of $282,703.

As of December 31, 2017, intangible assets consist of patent costs of $764,891, trademarks of $88,853 and accumulated amortization of $266,801.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December 2025. The amount charged to expenses for amortization of the patent costs was $15,903 and $15,399 for the three months ended March 31, 2018 and 2017, respectively.

Estimated future amortization expense related to patents as of March 31, 2018, is as follows:

Total Amortization
Years ending December 31,
2018	47,708
2019	63,610
2020	63,610
2021	63,610
2022	63,610
Later years	180,040
$482,188

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 4. Related Parties

As disclosed below in Note 6, members of management and directors invested in company’s convertible notes; and in Note 7, members of management and directors have received shares of stock and options in exchange for services.

Note 5. Short-Term Notes Payable

In March 31, 2018, we closed an offering of $250,000 in short-term notes payable. The short-term notes bear 12% interest per annum with maturity date in September 2018.

Note 6. Convertible Notes

During the three months needed March 31, 2018, we closed an offering of $2,527,500 in convertible notes, of this which, management, directors and significant shareholders have invested $810,000. The convertible notes bear 10% interest per annum and are due and payable on March 14, 2020. The notes are convertible at any time prior to the due date into our common stock at conversion price of $0.88 per share or 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. In addition, the interest is convertible at any time prior to the due dates into our common stock at conversion price of 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. There were 1,331,583 warrants issued, in conjunction with the convertible note offering.

The fair value of the warrants, $0.17 per share ($220,548 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions.

Expected life	3
Volatility (based on a comparable company)	54.816%
Risk Fee interest rate	2.41%
Dividend yield (on common stock)	-

Interest expense for the three months ended March 31, 2018, includes direct interest of $11,772, amortization of debt discount of $16,967.

March 31, 2018
Convertible notes	$2,527,500
Less: Debt discount (warrant value)	(220,548)
Less: Debt discount (derivative value)	(569,587)
Less: Debt discount (issuance costs paid)	(24,300)
Add: Debt discount amortization	16,967
$1,730,032

Note 7. Derivative Liabilities

As discussed in Note 6, Convertible Notes, the Company issued convertible notes payable that provide variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock, therefore the number of shares of common stock issuable upon conversion of the promissory note is indeterminate.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized current derivative liabilities of $569,587 at March 14, 2018. The change in fair value of the derivative liabilities resulted in a loss of $444,736 for the three months ended March 31, 2018, which has been reported as loss on fair value of derivative liability in the statements of operations.

The fair value of the derivative liability was calculated using the Black-Scholes opt model using the following assumptions.

	March 14, 2018	March 31, 2018
Expected life	2.00	1.96
Volatility (based on a comparable company)	49.00%	51.14%
Risk Fee interest rate	2.41%	2.39%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2017 to March 31, 2018:

For the year ended December 31, 2017	$-
Initial value	569,587
Change in value March 31, 2018	444,736
For the period ended March 31, 2018	$1,014,323

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of March 31, 2018.

	Level 1	Level 2	Level 3	Total
Expected life	$-	-	1,014,323	$1,014,323

Note 8. Commitments and Contingencies

We lease office space under non-cancelable operating leases, which expires on March 31, 2019. The aggregate minimum requirements are as follows:

For years ending December 31,
2018	130,389
2019	43,462
$173,851

Note 9. Stockholders’ Equity

During the three months ended March 31, 2018, we issued 99,206 shares of common stock, valued at $50,000, for services. In addition, we issued 109,065 options to purchase our common stock to certain member of the Board of Directors in lieu of cash payments for Director fees. The exercise price of the options is at $0.50 per share, vest immediately, and are exercisable for periods of 8 years.

The fair value of the options ($42,068, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	8
Volatility (based on a comparable company)	79.54%
Risk Free interest rate	2.48% to 2.54%
Dividend yield (on common stock)	-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The shares of our common stock were valued at the trading price on the date of grant, $0.39 per share

During the same period, we cancelled 360,183 options to purchase our common stock.

The total amount of equity based compensation included in additional paid in capital for the three-month periods ended March 31, 2018 and 2017 was $246,775 and $344,268, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2018:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding December 31, 2017	6,715,419	0.45 – 0.87	5.69	-
Issued	109,065	0.50 – 0.50	7.80
Cancelled	(360,183)	0.50 – 0.81
Exercised	-
Outstanding, March 31, 2018	6,464,301	0.45 – 0.87	5.73	-

Exercisable, March 31, 2018	2,964,943	0.40 - 0.87	4.80	-

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of March 31, 2018:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	23,189,808	$0.50 - $1.00	2.55	$-
Warrants issued in connection with private placement of notes	2,626,667	$0.45 - $1.00	1.76	$64,583
Warrants issued in connection with convertible note	2,261,915	$0.60 - $0.88	2.96	$-

Note 11. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2018, the estimated effective tax rate for the year will be zero.

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

For the three-month periods ended March 31, 2018 and 2017, we did not have any interest and penalties associated with tax positions. As of March 31, 2018, we did not have any significant unrecognized uncertain tax positions.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 12. Liquidity

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. We have significantly reduced core operating costs beginning in 2016, including reducing the number of our employees from 44 to 28 over this time period. In addition, we have addressed this concern by raising additional capital through a loan or loans, and by continuing to reduce core operating expenses as required. In addition, we plan to raise additional capital through additional loans, and to further reduce core operating expenses as required. While these plans have not yet been implemented, management has concluded that it is probable that they will be implemented within one year of the issuance of the financial statements, and that they will mitigate the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expect liquidity as planned.

Note 13. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc. This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has recently launched a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. In addition, the Company recently received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and has begun to sell its bulk Easy Pour product into a number of military bases in the United States.

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

During 2016 and 2017 the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four of Barfresh’s single serve sku’s to approximately one thousand food service locations. Distribution of product to these locations through SYSCO began during April of 2018. This new agreement, which marks the culmination of successful in market tests conducted at several locations, and makes Barfresh’s blended beverages available across many of the most attractive locations of the customer’s diverse customer base.

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

During November, 2016, the Company received an equity investment from Unibel, the majority shareholder of the Bel Group (“Unibel”). The Bel Group is headquartered in Paris, France, with global operations in 33 countries, 30 production sites on 4 continents and nearly 12,000 employees. Its many branded products, including The Laughing Cow®, Mini Babybel® and Boursin®, are sold in over 130 countries around the world. Pursuant to the securities purchase agreement, Unibel purchased 15,625,000 shares of common stock at $0.64 per share (“Shares”) and warrants to purchase 7,812,500 shares of common stock (“Warrants”) for aggregate gross proceeds to Barfresh of $10 million. The Warrants are exercisable for a term of five years at a per share price of $.88 for cash. Pursuant to the Investor Rights agreement, Barfresh has registered the Shares and the Warrants, and Unibel was granted a seat on the Barfresh Board. This strategic investment provided Barfresh with necessary capital while leveraging Unibel’s more than 150 years of industrial expertise, innovative capabilities, world-class marketing and branding expertise to accelerate our growth in new and existing markets and product channels.

On February 14, 2018, we announced the private placement of convertible notes with gross proceeds of $4.1 million The closing shall be no later than five (5) business days after receipt of notice from the Company that it has achieved certain milestones establishing significant sales to national accounts. One milestone is that the Company shall have entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations. The first milestone was achieved on March 8, 2018, and according to the terms of the note the Company has received 60% of the principal amount. The remaining 40% of the principal amount will be received upon achieving a second milestone, which is entering into a material agreement or series of related agreements with a national account for the sale of its products into approximately 2,500 new locations.

The convertible notes are unsecured and have (i) a two-year term, (ii) a 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investor’s may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. If any principal amount remains outstanding after the one-year anniversary of the closing, investors will be granted an additional warrant with identical terms. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock. After the initial private placement, investors were offered the opportunity to accelerate the issuance of the additional warrant by increasing their convertible note investment by 10% to 20%. After the close of the first quarter, a number of investors took advantage of this acceleration opportunity, resulting in an increase in the amount of the total convertible note by $ 177,300 and the issuance of 930,332 additional warrants.

Currently we have 28 employees and 3 consultants. There are currently 18 employees and 1 consultant selling our products.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains ownership of promised goods. The Company adopted this standard at the beginning of fiscal year 2018, with no significant impact to its financial position or results of operations, using the modified retrospective method. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods. The Company applies the following five steps:

1)	Identify the contract with a customer
A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable. For the Company, the contract is the approved sales order, which may also be supplemented by other agreements that formalize various terms and conditions with customers.

2)	Identify the performance obligation in the contract
Performance obligations promised in a contract are identified based on the goods or that will be transferred to the customer. For the Company, this consists of the delivery of frozen beverages, which provide immediate benefit to the customer.

3)	Determine the transaction price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods, and is generally stated on the approved sales order. Variable consideration, which typically includes volume-based rebates or discounts, are estimated utilizing the most likely amount method.

4)	Allocate the transaction price to performance obligations in the contract
Since our contracts contain a single performance obligation, delivery of frozen beverages, the transaction price is allocated to that single performance obligation.

5)	Recognize Revenue when or as the Company satisfies a performance obligation
The Company recognizes revenue from the sale of frozen beverages when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfillment costs and presented in distribution, selling and administrative costs.

The company evaluated the requirement to disaggregate revenue, and concluded that substantially all of its revenue comes from a single product, frozen beverages.

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

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of any derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as gain/loss from derivative liability. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. We analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Results of Operations

Results of Operation for Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017

Revenue and cost of revenue

Revenue increased $310,901 (99%) from $312,170 in 2017 to $623,071 in 2018. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has continued to gain momentum during the balance of the year. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2018 was $278,466 as compared to $181,649 in 2017. Our gross profit was $344,605 (55.3%) and $130,521 (41.8%) for 2018 and 2017, respectively. This improvement was driven by a number factors, including leverage due to larger scale of production and product mix. We anticipate that our gross profit percentage for the remainder of 2018 will be approximately 50%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $338,866 (14%) from $2,433,530 in 2017 to $2,094,664 in 2018, with the improvement primarily driven by lower personnel expenses resulting from the realignment of our sales force. The following is a breakdown of our general and administrative expenses for the three months ended March 31, 2018 and 2017:

	three months ended March 31,	three months ended March 31,
	2018	2017	Difference
Personnel costs	$897,803	$1,278,692	$(380,889)
Stock based compensation/options	246,775	344,268	(97,493)
Legal and professional fees	107,371	113,014	(5,643)
Travel	83,848	92,861	(9,013)
Rent	53,906	54,241	(335)
Marketing and selling	160,380	118,658	41,722
Consulting fees	17,734	48,945	(31,211)
Director fees	62,500	37,500	25,000
Research and development	190,341	114,601	75,740
Shipping and Storage	166,071	64,154	101,917
Other expenses	107,934	166,596	(58,662)
	$2,094,664	$2,433,530	$(338,866)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $380,889 (30%) from $1,278,692 to $897,803. During the fourth quarters of 2016 and 2017, we realigned ours sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. When taking into consideration start dates for new employees, and separation dates for those employees who left our workforce, we had 43 full time employees during 2016, and at March 31, 2018 we had 28 full time employees. We expect these restructurings to result in estimated annualized savings of $2.2 to $2.7 million

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the current quarter was $246,775, a decrease of $97,493, or 28%, from the year ago quarter expense of $344,268. The decrease is primarily due to the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $5,643 (5%) from $113,014 in 2017 to $107,371 in 2018. The decrease was primarily due to a timing of legal services required. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses decreased $9,013 (10%) from $92,861 in 2017 to $83,848 in 2018. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the balance of this year will be comparable to the current quarter.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $14,488 per month. We lease office space at 8383 Wilshire Boulevard, Beverly Hills, California pursuant to a new lease that commenced on November 1, 2016 and expires March 31, 2019.

Marketing and selling expenses increased $41,277 (35%) from $118,658 in 2017 to $160,380 in 2018. Higher marketing and selling expenses were primarily due to higher sales agent commissions associated with higher sales during the quarter.

Consulting fees were $17,734 in 2018, as compared with $48,945 in 2017. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the quarter. The need for future consulting services will be variable.

Director fees increased $25,000 from $37,500 in 2017 to $62,500 in 2018. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $75,740, (66%) from $114,601 in 2017 to $190,341 in 2018. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The increase in research and development expense was primarily driven by the commissioning of manufacturing facilities.

Shipping and storage expense increased $101,917 (159%) from $64,154 in 2017 to $166,071 in 2018. Shipping and storage expense as a percentage of revenue increased from 20% in 2017 to 26% in 2018. The higher expense in 2018 is due to a number of factors, including the continued movement of inventory to new forward warehouses as the Company expanded its business into Canada, and building of inventory levels in preparation for expected national account launch in early 2018. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $1,862,526 and $2,359,040 for the three month periods ended March 31, 2018 and 2017, respectively. The improvement of $496,515, or 21%, was primarily due to higher gross profit margin on higher sales, and lower G&A expenses.

Interest expense in the first quarter of 2018 is $30,876. Interest relates to convertible debt in the amount of $2,527,500 that was issued on March 14, 2018, which bears interest at 10%, and to a note payable in the amount of $250,000 that was issued on March 5, 2018, which bears interest at 12%. Interest expense includes amortization of $16,967 of the value of warrants issued with the convertible debt.

We had net losses of $2,338,138 and $2,359,040 in the three month periods ended March 31, 2018 and 2017.

Liquidity and Capital Resources

During the three months ended March 31, 2018, we used cash for operations of $1,491,691, purchased equipment for $172,231, and incurred spending for trademarks in the amount $2,293. We raised cash from issuance of convertible notes, net of issuance cost, in the amount of $2,503,200 plus issuance of short term note in the amount of $250,000.

During the three months ended March 31, 2017, we used $1,614,825 of cash for operations, $146,440 for the purchase of equipment, and $5,132 for trademarks.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. We have significantly reduced core operating costs beginning in 2016, including reducing the number of our employees from 44 to 28 over this time period. In addition, we plan to address this concern by raising additional capital through an additional loan or loans, and by continuing to reduce core operating expenses as required. While these plans have not yet been implemented, management has concluded that it is probable that they will be implemented within one year of the issuance of the financial statements, and that they will mitigate the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expect liquidity as planned.

We lease office space under a non-cancelable operating lease, which expires March 31, 2019.

The aggregate minimum requirements under non-cancelable leases as of March 31, 2018 is $173,851.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: May 15, 2018	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer
(Principal Financial Officer)

