Form 10-Q/A
period 2018-03-31
BARFRESH FOOD GROUP INC.
filed 2018-05-30
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This form 10Q/A is filed solely for the purpose of correcting a typographical error on the cover page. The wrong box was checked. The registrant is NOT a shell company.

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

BARFRESH FOOD GROUP INC.

Date: May 30, 2018	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2018	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer
(Principal Financial Officer)

