Form 10-Q
period 2018-06-30
BARFRESH FOOD GROUP INC.
filed 2018-08-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

[  ] Yes [X] No

As of August 8, 2018, there were 120,756,547 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$853,868	$1,304,916
Accounts Receivable	486,318	301,012
Inventory	1,418,321	1,415,495
Prepaid expenses and other current assets	42,895	24,496
Total current assets	2,801,402	3,045,919
Property, plant and equipment, net of depreciation	2,170,924	1,760,890
Intangible asset, net of amortization	561,200	586,943
Deposits	39,369	39,369
Total Assets	$5,572,895	$5,433,121

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$598,922	$421,176
Accrued expenses	1,105,110	849,529
Deferred rent liability	-	495
Notes Payable	250,000	-
Total current liabilities	1,954,032	1,271,200
Long term liabilities:
Accrued Interest	78,672	-
Convertible note - related party, net of discount	590,665	-
Convertible note, net of discount	1,261,952	-
Derivative Liabilities	886,883	-
Total liabilities	4,772,204	1,271,200

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 119,572,513 and 118,690,527 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	120	119
Additional paid in capital	38,785,245	37,992,799
Accumulated deficit	(37,984,674)	(33,830,997)
Total stockholders’ equity	800,691	4,161,921
Total Liabilities and Stockholders’ Equity	$5,572,895	$5,433,121

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2018 and 2017

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue	$1,086,166	$628,997	$1,709,237	$941,167
Cost of revenue	519,688	306,877	798,154	488,526
Gross profit	566,478	322,120	911,083	452,641

Operating expenses:
General and administrative	2,229,262	2,403,293	4,323,925	4,836,823
Depreciation and Amortization	149,623	76,570	262,090	132,601
Total operating expenses	2,378,885	2,479,863	4,586,015	4,969,424

Operating loss	(1,812,407)	(2,157,743)	(3,674,932)	(4,516,783)

Other (income)/expenses
(Gain)/loss from derivative liability	(196,841)	-	247,896	-
Interest	199,220	-	230,096	-
Total other expense	2,379	-	477,992	-

Net (loss)	$(1,814,786)	$(2,157,743)	$(4,152,924)	$(4,516,783)

Per share information - basic and fully diluted:
Weighted average shares outstanding	119,009,293	117,732,465	118,845,319	117,493,592
Net (loss) per share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Net Cash (used for) Operating Activities	(2,732,466)	(3,293,056)

Investing Activities
Purchase of property and equipment	(678,287)	(219,655)
Proceeds from sale of equipment	37,968	-
Purchase of Intangibles	(6,062)	(5,434)
Net Cash (used for) Investing Activities	(646,381)	(225,089)

Financing Activities
Exercise of Warrant	-	35,400
Issuance of short term notes	250,000	-
Issuance costs of convertible notes	(27,001)	-
Issuance of convertible notes	2,704,800	-
Repayment of long term debt	-	(1,920)
Net Cash from Financing Activities	2,927,799	33,480

Net Change in Cash and Cash Equivalents	(451,048)	(3,484,665)

Cash and Cash Equivalents, Beginning of Year	1,304,916	9,180,947

Cash and Cash Equivalents, End of Year	$853,868	$5,696,282

Non Cash
Discount on convertible notes (warrants & derivative)	966,989	-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of Barfresh Food Group Inc. at June 30, 2018 and December 31, 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended June 30, 2018 and 2017 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at June 30, 2018 and December 31, 2017. However, we believe that the financial institution where the cash on deposit that exceeds $250,000 is financially sound and the risk of loss is minimal.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable, convertible notes and derivative liabilities. The carrying value of our financial instruments approximates fair value, except for the derivative liability in which carrying value is fair value.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At June 30, 2018 and 2017 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $153,329 and $226,002 for the three-month periods ended June 30, 2018 and 2017, respectively, and $343,670 and $340,603 for the six-month periods ended June 30, 2018 and 2017, respectively.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

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

Note 2. Property Plant and Equipment

Major classes of property and equipment at June 30, 2018 and December 31, 2017 consist of the following:

	2018	2017
Furniture and fixtures	$1,524	$1,524
Equipment	2,500,256	1,952,538
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	2,536,362	1,988,644
Less: accumulated depreciation	(860,773)	(665,657)
	1,675,589	1,322,987
Equipment not yet placed in service	495,335	437,903
Property and equipment, net of depreciation	$2,170,924	$1,760,890

We recorded depreciation expense related to these assets of $133,721 and $61,172 for the three-month periods ended June 30, 2018 and 2017, respectively and $230,285 and $101,804 for the six months ended June 30, 2018 and 2017, respectively.

Note 3. Intangible Assets

As of June 30, 2018, intangible assets consist of patent costs of $764,891, trademarks of $94,915 and accumulated amortization of $298,606.

As of December 31, 2017, intangible assets consist of patent costs of $764,891, trademarks of $88,853 and accumulated amortization of $266,801.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December 2025. The amount charged to expenses for amortization of the patent costs was $15,902 and $15,398 for the three months ended June 30, 2018 and 2017, respectively, and $31,805 and $30,797 for the six months ended June 30, 2018 and 2017, respectively.

Estimated future amortization expense related to patents as of June 30, 2018, is as follows:

Total Amortization
Years ending December 31,
2018	31,805
2019	63,610
2020	63,610
2021	63,610
2022	63,610
Later years	180,040
$466,285

Note 4. Related Parties

As disclosed below in Note 6, members of management and directors invested in company’s convertible notes; and in Note 7, members of management and directors have received shares of stock and options in exchange for services.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 5. Short-Term Notes Payable

In March 31, 2018, we closed an offering of $250,000 in a short-term note payable. The short-term note bear 12% interest per annum with an original maturity date in September 2018 which subsequent to June 30, 2018 was extended to December 31, 2018.

Note 6. Convertible Notes

During the three months needed March 31, 2018, we closed an offering of $2,527,500 in convertible notes, of which, management, directors and significant shareholders have invested $810,000. The convertible notes bear 10% interest per annum and are due and payable on March 14, 2020. The notes are convertible at any time prior to the due date into our common stock at conversion price of $0.88 per share or 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. In addition, the interest is convertible at any time prior to the due dates into our common stock at conversion price of 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no event lower than $0.60 per share. There were 1,331,583 warrants issued, in conjunction with the convertible note offering.

The fair value of the warrants, $0.17 per share ($220,548 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions.

Expected life	3
Volatility	54.816%
Risk Fee interest rate	2.41%
Dividend yield (on common stock)	-

During the three months ended June 30, 2018, we offered investors in our March 2018 Convertible Note (“Series CN Notes”) the opportunity to accelerate the issuance of certain warrants associated with the CN Notes. Pursuant to the acceleration offer, Series CN Notes investors who invested an additional 10% to 20% of the Series CN Note amount, immediately received an additional 25% warrant coverage on their initial CN Note investment, which would otherwise have been issued after one year. During the current quarter we closed the CN Note acceleration offer in the amount of $177,300 in convertible notes, of which, management, directors and significant shareholders have invested $30,000. The CN Note acceleration offer convertible notes bear 10% interest per annum and are due and payable on March 14, 2020. The notes are convertible at any time prior to the due date into our common stock at conversion price of $0.88 per share or 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. In addition, the interest is convertible at any time prior to the due dates into our common stock at conversion price of 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. There were 937,373 warrants issued, in conjunction with the CN Note acceleration offer convertible note offering.

The fair value of the warrants, $0.25 per share ($235,519 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions.

Expected life	3
Volatility	55.49%
Risk Fee interest rate	2.45%
Dividend yield (on common stock)	-

The value of $105,199 was recorded as a debt discount related to the issuance of the warrants as using the fair value would cause the debt discount to exceed the gross proceeds received.

June 30, 2018
Convertible notes	$2,704,800
Less: Debt discount (warrant value)	(325,747)
Less: Debt discount (derivative value)	(638,988)
Less: Debt discount (issuance costs paid)	(27,000)
Add: Debt discount amortization	139,552
$1,852,617

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 7. Derivative Liabilities

As discussed in Note 6, Convertible Notes, during the current quarter the Company issued Series CN Note acceleration offer convertible notes payable that provide variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock, therefore the number of shares of common stock issuable upon conversion of the promissory note is indeterminate.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a current derivative liability of $569,587 at March 14, 2018 related to the Series CN Convertible notes and $69,400 at April 11, 2018 related to the Series CN Notes Warrant Acceleration. The derivative liability was revalued at June 30, 2018 with a value of $886,883. The change in fair value of the derivative liability resulted in a gain of $196,841 for the three months ended June 30, 2018, and a loss of $247,896 for the six months ended June 30, 2018, which has been reported as loss on fair value of derivative liability in the statements of operations.

The fair value of the derivative liability was calculated using the Black-Scholes opt model using the following assumptions.

	14-Mar-18	11-Apr-18	30-Jun-18
Expected life	2	1.96	1.71
Volatility	49%	53.93%	52.22%
Risk Fee interest rate	2.41%	2.32%	2.52%
Dividend yield (on common stock)	-	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2017 to June 30, 2018:

December 31, 2017	$-
Initial value - March 14, 2018	569,587
Initial value - April 11, 2018	69,400
Change in value	247,896
For the period ended June 30, 2018	$886,883

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of June 30, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	-	886,883	$886,883

Note 8. Commitments and Contingencies

We lease office space under non-cancelable operating leases, which expires on March 31, 2019. The aggregate minimum requirements are as follows:

For years ending December 31,
2018	86,926
2019	43,462
$130,388

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 9. Stockholders’ Equity

During the three months ended June 30, 2018, we issued 782,821 shares of common stock, of which 675,000 shares of common stock was issued in pursuant of executive employee contract, and 109,065 shares was issued related to employee stock options.

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2018:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding December 31, 2017	6,715,419	0.45 – 0.87	5.69	-
Issued	109,065	0.50 – 0.50	7.80
Cancelled	(743,516)	0.50 – 0.81
Exercised	-
Outstanding, June 30, 2018	6,080,968	0.45 – 0.87	5.51	-

Exercisable, June 30, 2018	3,478,350	0.40 - 0.87	4.71	-

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of June 30, 2018:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	23,189,808	$0.50 - $1.00	2.33	$-
Warrants issued in connection with private placement of notes	2,626,667	$0.45 - $1.00	1.51	$64,583
Warrants issued in connection with convertible note	2,261,915	$0.60 - $0.88	2.71	$-

Note 11. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of June 30, 2018, the estimated effective tax rate for the year will be zero.

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

For the six-month periods ended June 30, 2018 and 2017, we did not have any interest and penalties associated with tax positions. As of June 30, 2018, we did not have any significant unrecognized uncertain tax positions.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 12. Liquidity

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. We have significantly reduced core operating costs beginning in 2016, including reducing the number of our employees from 44 to 28 over this time period. After the end of the second quarter of 2018, we eliminated an additional three full time sales positions. During the first six months of 2018, we have entered into numerous contracts in the educational and military channels, which will result in increased revenue over the coming quarters. In addition, we have addressed this concern by raising additional capital through a loan or loans, and by continuing to reduce core operating expenses as required. In addition, we plan to raise additional capital through additional loans, and to further reduce core operating expenses as required. While some of these plans have not yet been implemented, management has concluded that it is probable that all of these plans can be implemented within one year of the issuance of the financial statements, and that they will mitigate the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expect liquidity as planned.

Note 13. Subsequent Events

Management has evaluated all activity and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

After the close of the second quarter, we extended the exercise date on warrants that were scheduled to expire by July 26, 2018. As part of the warrant extension transaction, the company received a cash warrant exercise amount of $550,000, and the Company issued 1,100,000 shares of common stock to the warrant holder, at an exercise price of .50 cents a share. The Company extended the maturity date on the holder’s remaining 1,800,000 by three years, adjusted the exercise price of those warrants to .53 cents, and converted those warrants into cash only warrants. In addition, the Company used $50,000 of those proceeds to repay $50,000 of the short term note payable, and the note holder agreed to extend the maturity date of the note from September 12, 2018 to December 31 2018.

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

The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has recently launched a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. The Company’s bulk “Easy Pour” product is currently sold to more than 200 school locations throughout the United States. In addition, the Company recently received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and has begun to sell its bulk Easy Pour product into a number of military bases in the United States. The Company’s products are currently sold to more than 45 military locations throughout the United States.

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

The Company also sells to broadline distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend single serve smoothies, shakes and frappes. Pursuant to that agreement, all Barfresh products are included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi- unit chain operator’s nominated distributor for our products. On October 2, 2017, the Sysco agreement was extended for an additional two year period, and expanded to cover bulk easy pour products, on a non-exclusive basis.

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

On February 14, 2018, we announced the private placement of convertible notes with the potential of gross proceeds up of $4.1 million The closing shall be no later than five (5) business days after receipt of notice from the Company that it has achieved certain milestones establishing significant sales to national accounts. One milestone is that the Company shall have entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations. The first milestone was achieved on March 8, 2018, and according to the terms of the note the Company has received 60% of the principal amount. The remaining 40% of the principal amount will be received upon achieving a second milestone, which is entering into a material agreement or series of related agreements with a national account for the sale of its products into approximately 2,500 new locations.

The convertible notes are unsecured and have (i) a two-year term, (ii) a 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investor’s may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. If any principal amount remains outstanding after the one-year anniversary of the closing, investors will be granted an additional warrant with identical terms. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock. After the initial private placement, investors were offered the opportunity to accelerate the issuance of the additional warrant by increasing their convertible note investment by 10% to 20%. After the close of the first quarter, a number of investors took advantage of this acceleration opportunity, resulting in an increase in the amount of the total convertible note by $ 177,300 and the issuance of 937,373 additional warrants.

Currently we have 25 employees and 3 consultants. There are currently 15 employees and 1 consultant selling our products.

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

Results of Operations

Results of Operation for Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017

Revenue and cost of revenue

Revenue increased $457,169 (73%) from $628,997 in 2017 to $1,086,166 in 2018. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has continued to gain momentum during the balance of 2018, especially in the school and Military channels. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2018 was $519,688 as compared to $306,877 in 2017. Our gross profit was $566,478 (52.2%) and $322,120 (51.2%) for 2018 and 2017, respectively. The strong gross profit margin is attributable to a number factors, including leverage due to larger scale of production and product mix. We anticipate that our gross profit percentage for the remainder of 2018 will be approximately 50%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $174,031 (7%) from $2,403,293 in the second quarter of 2017 to $2,229,262 in the second quarter of 2018, with the improvement primarily driven by lower personnel expenses resulting from the ongoing realignment of our sales force. The following is a breakdown of our general and administrative expenses for the three months ended June 30, 2018 and 2017:

	three months ended June 30,	three months ended June 30,
	2018	2017	Difference
Personnel costs	$839,866	$998,798	$(158,930)
Stock based compensation/options	117,670	272,036	(154,366)
Legal and professional fees	132,353	143,218	(10,865)
Travel	127,312	135,539	(8,227)
Rent	46,677	33,557	13,120
Marketing and selling	305,634	146,584	159,050
Consulting fees	17,925	47,556	(29,631)
Director fees	50,000	18,796	31,204
Research and development	153,329	226,002	(72,673)
Shipping and Storage	293,274	169,115	124,159
Other expenses	145,222	212,092	(66,870)
	$2,229,262	$2,403,293	$(174,031)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $158,930 (16%) from $998,798 to $839,868. During the fourth quarters of 2016 and 2017, we realigned ours sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. When taking into consideration start dates for new employees, and separation dates for those employees who left our workforce, we had 43 full time employees during 2016, and at June 30, 2018 we had 28 full time employees. We expect these restructurings to result in estimated annualized savings of $2.2 to $2.7 million. After the close of the second quarter 2018, we eliminated three additional positions in our sales force, resulting in approximately $300,000 of additional annualized savings.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the current quarter was $117,670, a decrease of $154,366, or 57%, from the year ago quarter expense of $272,036. The decrease is primarily due to the reductions in our work force and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $10,865 (8%) from $143,218 in 2017 to $132,353 in 2018. The decrease was primarily due to a timing of legal services required. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses decreased $8,227 (6%) from $135,539 in 2017 to $127,312 in 2018. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that quarterly travel expenses for the balance of this year will be about $15,000 lower than the current quarter due to the additional work force reduction that occurred after the close of the second quarter.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $14,488 per month. We lease office space at 8383 Wilshire Boulevard, Beverly Hills, California pursuant to a new lease that commenced on November 1, 2016 and expires March 31, 2019.

Marketing and selling expenses increased $159,050 (109%) from $146,584 in 2017 to $305,634 in 2018. Higher marketing and selling expenses were primarily due to higher sales agent commissions associated with higher sales during the quarter.

Consulting fees were $17,925 in 2018, as compared with $47,556 in 2017. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the quarter. The need for future consulting services will be variable.

Director fees increased $31,204 from $18,796 in 2017 to $50,000 in 2018. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $72,673, (32%) from $226,002 in 2017 to $153,329 in 2018. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The reduction in research and development expense was primarily driven by lower commissioning expense at manufacturing facilities in the current quarter, as our manufacturing processes have continued to mature.

Shipping and storage expense increased $124,159 (73%) from $169,115 in 2017 to $293,794 in 2018. Shipping and storage expense as a percentage of revenue was comparable at 27% in both 2017 and in 2018. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $1,812,407 and $2,157,743 for the three month periods ended June 30, 2018 and 2017, respectively. The improvement of $345,336, or 16%, was primarily due to higher gross profit margin on higher sales, and lower G&A expenses.

Interest expense for the three months ended June 30, 2018 is $199,220. Interest relates to convertible debt in the amount of $2,527,500 that was issued on March 14, 2018, which bears interest at 10%, and to a note payable in the amount of $250,000 that was issued on March 5, 2018, which bears interest at 12%, and to acceleration notes in the amount of $177,300, issued on April 11,2018, which bear interest at 10%. Interest expense includes amortization of $124,840 of the value of warrants issued with the convertible debt.

We had net losses of $1,814,786 and $2,157,743 in the three month periods ended June 30, 2018 and 2017.

Results of Operation for Six Months Ended June 30, 2018 as Compared to the Six Months Ended June 30, 2017

Revenue and cost of revenue

Revenue increased $768,070 (82%) from $941,167 in 2017 to $1,709,237 in 2018. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 which has continued to gain momentum during the first half of 2018, especially in the school and Military channels. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2018 was $798,154 as compared to $488,526 in 2017. Our gross profit was $911,083 (53%) and $452,641 (48%) for 2018 and 2017, respectively. We anticipate that our gross profit percentage for the remainder of 2018 will be approximately 50%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $512,898 (11%) from $4,836,823 in the first half of 2017 to $4,323,925 in the first half of 2018, with the improvement primarily driven by lower personnel expenses resulting from the realignment of our sales force. The following is a breakdown of our general and administrative expenses for the six months ended June 30, 2018 and 2017:

	six months ended June 30,	six months ended June 30,
	2018	2017	Difference
Personnel costs	$1,737,671	$2,277,490	$(539,819)
Stock based compensation/options	364,445	616,304	(251,859)
Legal and professional fees	239,724	256,232	(16,508)
Travel	211,160	228,400	(17,240)
Rent	100,583	87,798	12,785
Marketing and selling	466,014	265,242	200,772
Consulting fees	35,659	96,501	(60,842)
Director fees	112,500	56,296	56,204
Research and development	343,670	340,603	3,067
Shipping and Storage	459,345	233,269	226,076
Other expenses	253,154	378,688	(125,534)
	$4,323,925	$4,836,823	$(512,898)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $539,819 (24%) from $2,277,490 to $1,737,671. During the fourth quarters of 2016 and 2017, we realigned ours sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. When taking into consideration start dates for new employees, and separation dates for those employees who left our workforce, we had 43 full time employees during 2016, and at June 30, 2018 we had 28 full time employees. We expect these restructurings to result in estimated annualized savings of $2.2 to $2.7 million. After the close of the second quarter 2018, we eliminated three additional positions in our sales force, resulting in approximately $300,000 of additional annualized savings.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the six months ended June 30, 2018 was $364,445, a decrease of $251,859, or 41%, from the year ago period expense of $616,304. The decrease is primarily due to the reductions in our work force and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $16,508 (6%) from $256,232 in 2017 to $239,724 in 2018. The decrease was primarily due to a timing of legal services required. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses decreased $17,240 (8%) from $228,400 in 2017 to $211,160 in 2018. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the balance of this year will be about $30,000 lower than the first half of this year due to the additional work force reduction.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $14,488 per month. We lease office space at 8383 Wilshire Boulevard, Beverly Hills, California pursuant to a new lease that commenced on November 1, 2016 and expires March 31, 2019.

Marketing and selling expenses increased $200,772 (76%) from $265,242 in 2017 to $466,014 in 2018. Higher marketing and selling expenses were primarily due to higher sales agent commissions associated with higher sales during the period.

Consulting fees were $35,659 in 2018, as compared with $96,501 in 2017. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the period. The need for future consulting services will be variable.

Director fees increased $56,204 from $56,296 in 2017 to $112,500 in 2018. Annual director fees are $50,000 per non-employee director.

Research and development expenses increased $3,067 (1%) from $340,603 in 2017 to $343,670 in 2018. These expenses relate to the services performed by our Director of Manufacturing and Product Development, consultants supporting that employee, and certain commissioning expenses at our contract manufacturing locations

Shipping and storage expense increased $226,076 (97%) from $233,269 in 2017 to $459,345 in 2018. Shipping and storage expense as a percentage of revenue was comparable at 25% in 2017 and 27% in 2018. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $3,674,932 and $4,516,783 for the six month periods ended June 30 2018 and 2017, respectively. The improvement of $841,851, or 19%, was primarily due to higher gross margin percent on higher sales, and lower G&A expenses.

Interest expense for the six months ended June 30, 2018 was $230,096. Interest relates to convertible debt in the amount of $2,527,500 that was issued on March 14, 2018, which bears interest at 10%, and to a note payable in the amount of $250,000 that was issued on March 5, 2018, which bears interest at 12%, and to acceleration notes in the amount of $177,300, issued on April 11, 2018, which bear interest at 10%. Interest expense includes amortization of $141,807 of the value of warrants issued with the convertible debt.

We had net losses of $4,152,424 and $4,516,783 in the six month periods ended June 30, 2018 and 2017.

Liquidity and Capital Resources

During the six months ended June 30, 2018, we used cash for operations of $2,732,466, purchased equipment for $678,287, and incurred spending for trademarks in the amount $6,062. We raised cash from issuance of convertible notes, net of issuance cost, in the amount of $2,677,799 plus we issued a short term note in the amount of $250,000.

During the six months ended June 30, 2017, we used $3,293,056 of cash for operations, $219,655 for the purchase of equipment, and $5,434 for trademarks.

After the close of the second quarter, we extended the exercise date on warrants that were scheduled to expire by July 26, 2018. As part of the warrant extension transaction, the company received a cash warrant exercise amount of $550,000, and the Company issued 1,100,000 shares of common stock to the warrant holder, at an exercise price of .50 cents a share. The Company extended the maturity date on the holder’s remaining 1,800,000 by three years, adjusted the exercise price of those warrants to .53 cents, and converted those warrants into cash only warrants. In addition, the Company used $50,000 of those proceeds to repay $50,000 of the short term note payable, and the note holder agreed to extend the maturity date of the note from September 12, 2018 to December 31 2018.

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

The aggregate minimum requirements under non-cancelable leases as of June 30, 2018 is $130,388.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: August 14, 2018	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2018	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer (Principal Financial Officer)

