Form 10-Q
period 2018-09-30
BARFRESH FOOD GROUP INC.
filed 2018-11-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

[  ] Yes [X] No

As of November 13, 2018, there were 120,756,812 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$316,014	$1,304,916
Accounts Receivable	656,728	301,012
Inventory	1,082,665	1,415,495
Prepaid expenses and other current assets	95,111	24,496
Total current assets	2,150,518	3,045,919
Property, plant and equipment, net of depreciation	2,413,003	1,760,890
Intangible assets, net of amortization	545,558	586,943
Deposits	39,369	39,369
Total Assets	$5,148,448	$5,433,121

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$718,633	$421,176
Accrued expenses	1,224,427	849,529
Deferred rent liability	-	495
Notes Payable	200,000	-
Total current liabilities	2,143,060	1,271,200
Long term liabilities:
Accrued Interest	162,941	-
Convertible note - related party, net of discount	613,095	-
Convertible note, net of discount	1,361,071	-
Derivative Liabilities	892,794	-
Total liabilities	5,172,961	1,271,200

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 120,756,547 and 118,690,527 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	121	119
Additional paid in capital	39,859,625	37,992,799
Accumulated deficit	(39,884,259)	(33,830,997)
Total stockholders’ equity	(24,513)	4,161,921
Total Liabilities and Stockholders’ Equity	$5,148,448	$5,433,121

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2018 and 2017

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue	$1,620,214	$679,952	$3,329,451	$1,621,119
Cost of revenue	723,719	334,376	1,521,873	822,902
Gross profit	896,495	345,576	1,807,578	798,217

Operating expenses:
General and administrative	2,139,064	2,337,634	6,462,989	7,174,457
Depreciation and Amortization	164,602	93,975	426,692	226,576
Total operating expenses	2,303,666	2,431,609	6,889,681	7,401,033

Operating loss	(1,407,171)	(2,086,033)	(5,082,103)	(6,602,816)

Other (income)/expenses /loss from derivative liability	5,911	-	253,807	-
Warrant modification	290,300	-	290,300	-
Interest	196,201	-	426,297	-
Total other expense	492,412	-	970,404	-

Net (loss)	$(1,899,583)	$(2,086,033)	$(6,052,507)	$(6,602,816)

Per share information - basic and fully diluted:
Weighted average shares outstanding	120,431,103	118,382,934	119,432,657	117,790,039
Net (loss) per share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Net Cash (used for) Operating Activities	(3,536,246)	(5,224,812)

Investing Activities
Purchase of property and equipment	(912,102)	(412,865)
Proceeds from sale of equipment	37,968	-
Purchase of Intangibles	(6,322)	(27,684)
Net Cash (used for) Investing Activities	(880,456)	(440,549)

Financing Activities
Exercise of Warrant	550,000	35,400
Issuance of short term notes	250,000	-
Repayment of short term notes	(50,000)	-
Issuance costs of convertible notes	(27,000)	-
Issuance of convertible notes	2,704,800	-
Repayment of long term debt	-	(2,879)
Net Cash from Financing Activities	3,427,800	32,521

Net Change in Cash and Cash Equivalents	(988,902)	(5,632,840)

Cash and Cash Equivalents, Beginning of Year	1,304,916	9,180,947

Cash and Cash Equivalents, End of Year	$316,014	$3,548,107

Non Cash
Discount on convertible notes (warrants & derivative)	964,734	-
Property, plant and equipment included in Accounts Payable	156,964	-

See the accompanying notes to the condensed consolidated financial statements

Note 1. Basis of Presentation and Significant Accounting Policies

Throughout this report, the terms “our”, “we”, “us” and the “Company” refer to Barfresh Food Group Inc., including its subsidiaries. The accompanying unaudited condensed consolidated financial statements of Barfresh Food Group Inc. at September 30, 2018 and December 31, 2017 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make our financial statements not misleading have been included. The results of operations for the periods ended September 30, 2018 and 2017 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2017 balance sheet has been derived from our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at September 30, 2018 and December 31, 2017. However, we believe that the financial institution where the cash on deposit that exceeds $250,000 is financially sound and the risk of loss is minimal.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At September 30, 2018 and 2017 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $150,299 and $107,324 for the three-month periods ended September 30, 2018 and 2017, respectively, and $493,969 and $447,927 for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

Note 2. Property Plant and Equipment

Major classes of property and equipment at September 30, 2018 and December 31, 2017 consist of the following:

	2018	2017
Furniture and fixtures	$1,524	$1,524
Equipment	2,867,159	1,952,538
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	2,903,266	1,988,644
Less: accumulated depreciation	(1,009,472)	(665,657)
	1,893,794	1,322,987
Equipment not yet placed in service	519,210	437,903
Property and equipment, net of depreciation	$2,413,003	$1,760,890

We recorded depreciation expense related to these assets of $148,700 and $78,576 for the three-month periods ended September 30, 2018 and 2017, respectively and $378,985 and $180,380 for the nine months ended September 30, 2018 and 2017, respectively.

Note 3. Intangible Assets

As of September 30, 2018, intangible assets consist of patent costs of $764,891, trademarks of $95,175 and accumulated amortization of $314,508.

As of December 31, 2017, intangible assets consist of patent costs of $764,891, trademarks of $88,853 and accumulated amortization of $266,801.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December 2025. The amount charged to expenses for amortization of the patent costs was $15,902 and $15,398 for the three months ended September 30, 2018 and 2017, respectively, and $47,707 and $46,196 for the nine months ended September 30, 2018 and 2017, respectively.

Estimated future amortization expense related to patents as of September 30, 2018, is as follows:

Total Amortization
Years ending December 31,
2018	15,903
2019	63,610
2020	63,610
2021	63,610
2022	63,610
Later years	180,040
$450,383

Note 4. Related Parties

As disclosed below in Note 6, members of management and directors invested in company’s convertible notes; and in Note 7, members of management and directors have received shares of stock and options in exchange for services.

Note 5. Short-Term Notes Payable

In March 31, 2018, we closed an offering of $250,000 in a short-term note payable. The short-term note bears 12% interest per annum with an original maturity date in September 2018 which was extended to December 31, 2018. During the three months ended September 30, 2018, the Company paid down $50,000 of the short term note, the balance of the note payable is $200,000.

Note 6. Convertible Notes

During the three months ended March 31, 2018, we closed an offering of $2,527,500 in convertible notes, of which, management, directors and significant shareholders have invested $810,000. The convertible notes bear 10% interest per annum and are due and payable on March 14, 2020. The notes are convertible at any time prior to the due date into our common stock at conversion price of $0.88 per share or 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. In addition, the interest is convertible at any time prior to the due dates into our common stock at conversion price of 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no event lower than $0.60 per share. There were 1,331,583 warrants issued, in conjunction with the convertible note offering.

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

September 30, 2018
Convertible notes	$2,704,800
Less: Debt discount (warrant value)	(325,747)
Less: Debt discount (derivative value)	(638,988)
Less: Debt discount (issuance costs paid)	(27,000)
Add: Debt discount amortization	261,101
$1,974,166

Future maturity of convertible notes are as follow:

Total Convertible Notes
Years ending December 31,
2018	-
2019	-
2020	2,704,800
2021	-
2022	-
$2,704,800

Note 7. Derivative Liabilities

As discussed in Note 6, Convertible Notes, the Company issued Series CN Note acceleration offer convertible notes payable that provide variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock, therefore the number of shares of common stock issuable upon conversion of the promissory note is indeterminate.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a current derivative liability of $569,587 at March 14, 2018 related to the Series CN Convertible notes and $69,400 at April 11, 2018 related to the Series CN Notes Warrant Acceleration. The derivative liability was revalued at September 30, 2018 with a value of $892,794. The change in fair value of the derivative liability resulted in a loss of $5,911 for the three months ended September 30, 2018, and a loss of $253,807 for the nine months ended September 30, 2018, which has been reported as loss on fair value of derivative liability in the statements of operations.

The fair value of the derivative liability was calculated using the Black-Scholes opt model using the following assumptions.

	14-Mar-18	11-Apr-18	30-Sep-18
Expected life	2	1.96	1.45
Volatility	49%	53.93%	62.51%
Risk Fee interest rate	2.41%	2.32%	2.81%
Dividend yield (on common stock)	-	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2017 to September 30, 2018:

December 31, 2017	$-
Initial value - March 14, 2018	569,587
Initial value - April 11, 2018	69,400
Change in value	253,807
For the period ended September 30, 2018	$892,794

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of September 30, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	-	892,794	$892,794

Note 8. Commitments and Contingencies

We lease office space under non-cancelable operating leases, which expires on March 31, 2019. The aggregate minimum requirements are as follows:

For years ending December 31,
2018	43,463
2019	43,463
$86,926

Note 9. Stockholders’ Equity

During the nine months ended September 30, 2018, we issued 183,240 shares of common stock, valued at $100,000, and, and we issued 227,111 options to purchase our common stock to certain members of the Board of Directors in lieu of cash payments for Director fees. The exercise price of the options is $0.50 per share, vesting is immediate, and they are exercisable for 8 years. In addition, we issued 1,305,000 options to purchase our common stock to employees and executives. The exercise price of the options ranged from $0.52 per share, vest after 3 years, and are exercisable for periods of 8 years.

The fair value of the options was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility	59.82% to 69.87%
Risk Free interest rate	2.78% to 2.82%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.39 and $0.595 per share

During the same period, we cancelled 759,516 options to purchase our common stock.

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2018:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding December 31, 2017	6,715,419	0.45 – 0.87	5.69	-
Issued	1,532,111	0.50 – 0.50	7.55
Cancelled	(759,516)	0.50 – 0.81
Exercised	-
Outstanding, September 30, 2018	7,488,014	0.45 – 0.87	5.75	-

Exercisable, September 30, 2018	3,596,396	0.40 - 0.87	4.56	-

As of September 30, 2018, the Company has $1,440,039 of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 5.75 years.

The total amount of equity based compensation expense for the three-month periods ended September 30, 2018 and 2017 was $209,082 and $359,949, respectively, and for the nine-month period ended September 30, 2018 and 2017, was $686,027 and $1,032,549, respectively.

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2018:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	21,276,808	$0.50 - $1.00	2.54	$-
Warrants issued in connection with private placement of notes	2,626,667	$0.45 - $1.00	1.25	$64,583
Warrants issued in connection with convertible note	2,261,915	$0.60 - $0.88	2.45	$-

During the three month period ended September 30, 2018 we extended the exercise date on warrants that were scheduled to expire by July 26, 2018. As part of the warrant extension transaction, the company received a cash warrant exercise amount of $550,000, and the Company issued 1,100,000 shares of common stock to the warrant holder, at an exercise price of .50 cents a share. The Company extended the maturity date on the holder’s remaining 1,800,000 by three years, adjusted the exercise price of those warrants to .53 cents, and converted those warrants into cash only warrants. The warrant modification was revalued at July 31, 2018 with a value of $452,308. The difference in fair value immediately before and after the modification of the warrant resulted in a loss of $290,300.

Note 11. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of September 30, 2018, the estimated effective tax rate for the year will be zero.

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

For the nine-month periods ended September 30, 2018 and 2017, we did not have any interest and penalties associated with tax positions. As of September 30, 2018, we did not have any significant unrecognized uncertain tax positions.

Note 12. Liquidity

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. We have significantly reduced core operating costs beginning in 2016, including reducing the number of our employees from 44 to 24 over this time period. In addition, we plan to address this concern by raising additional capital. While these plans to raise additional capital have not yet been implemented, management has concluded that it is probable that they will be implemented within one year of the issuance of the financial statements, and that they will mitigate the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expect liquidity as planned.

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

The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. The Company is currently in contract to sell its bulk Easy Pour products into over 300 schools. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and is currently in contract to sell its bulk Easy Pour products into over fifty military bases in the United States.

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

During 2016 and 2017 the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four of Barfresh’s single serve sku’s.

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

On February 14, 2018, we announced the private placement of convertible notes with gross proceeds of $4.1 million The closing of the first 60% of this amount occurred between March 12 and 22, 2018, after notice was issued by the Company that it had entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations. The remaining 40% of the principal amount will be received upon achieving a second milestone, which is entering into a material agreement or series of related agreements with a national account for the sale of its products into approximately 2,500 new locations.

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

Currently we have 24 employees and 2 consultants. There are currently 14 employees and 1 consultant selling our products.

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

Results of Operations

Results of Operation for Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017

Revenue and cost of revenue

Revenue increased $940,262 (138%) from $679,952 in 2017 to $1,620,214 in 2018. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has continued to gain momentum during 2018. Our products continue to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2018 was $723,219 as compared to $334,376 in 2017. Our gross profit was $896,495 (55.3%) and $345,576 (50.8%) for 2018 and 2017, respectively. This improvement was driven by a number factors, including leverage due to larger scale of production and product mix. We anticipate that our gross profit percentage for the remainder of 2018 will be comparable to the current quarter.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $198,570 (8.5%) from $2,337,634 in 2017 to $2,139,064 in 2018, with the improvement primarily driven by lower personnel expenses resulting from the realignment of our sales force. The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2018 and 2017:

	three months ended September 30,	three months ended September 30,
	2018	2017	Difference
Personnel costs	$724,101	$998,886	$(274,785)
Stock based compensation/options	134,082	259,949	(125,867)
Legal and professional fees	87,170	103,729	(16,559)
Travel	107,223	84,694	22,529
Rent	46,614	42,674	3,940
Marketing and selling	382,587	188,038	194,549
Consulting fees	17,450	58,870	(41,420)
Director fees	75,000	100,000	(25,000)
Research and development	150,299	107,324	42,975
Shipping and Storage	259,164	235,683	23,481
Other expenses	155,374	157,787	(2,413)
	$2,139,064	$2,337,634	$(198,570)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $274,785 (28%) from $998,886 to $724,101. During the fourth quarters of 2016 and 2017, we realigned ours sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. When taking into consideration start dates for new employees, and separation dates for those employees who left our workforce, we had 43 full time employees during 2016, and we currently have 24 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the current quarter was $134,082, a decrease of $125,785, or 48%, from the year ago quarter expense of $259,949. The decrease is primarily due to reductions in our workforce and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $16,559 (16%) from $103,729 in 2017 to $87,170 in 2018. The decrease was primarily due to a timing of legal services required. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses increased $22,529 (27%) from $84,694 in 2017 to $107,223 in 2018. The increase is primarily due to the net effect of the decrease in travel costs associated with terminated employees, offset by the increase in per employee travel costs as remaining employees have been asked to cover larger territories. We anticipate that travel expenses for the balance of this year will be comparable to the current quarter.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $14,488 per month. We lease office space at 8383 Wilshire Boulevard, Beverly Hills, California pursuant to a new lease that commenced on November 1, 2016 and expires March 31, 2019.

Marketing and selling expenses increased $194,549 (103%) from $188,038 in 2017 to $382,587 in 2018. Higher marketing and selling expenses were primarily due to higher sales agent commissions associated with higher sales during the quarter.

Consulting fees were $17,450 in 2018, as compared with $58,870 in 2017. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the quarter. The need for future consulting services will be variable.

Director fees decreased $25,000 from $100,000 in 2017 to $75,000 in 2018. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $42,975, (40%) from $107,324 in 2017 to $150,299 in 2018. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. These activities are primarily directed towards to development of new products.

Shipping and storage expense increased $23,481 (10%) from $235,683 in 2017 to $259,164 in 2018. Shipping and storage expense as a percentage of revenue decreased from 35% in 2017 to 16% in 2018. This improvement is primarily due to the growth of the scale of our business, and the corresponding cost savings associated with freight movement. We anticipate that shipping and storage expense as a percentage of sales will continue to reduce during the balance of the year, as the Company continues to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $1,407,171 and $2,086,033 for the three month periods ended September 30, 2018 and 2017, respectively. The improvement of $678,862, or 32.5%, was primarily due to higher gross profit margin on higher sales, and lower G&A expenses.

Interest expense in the third quarter of 2018 is $196,201. Interest relates to convertible debt in the amount of $2,527,500 that was issued on March 14, 2018, which bears interest at 10%, and to a note payable in the amount of $200,000 that was issued on March 5, 2018, which bears interest at 12%. Interest expense includes amortization of $121,508 of the value of warrants issued with the convertible debt.

The change in fair value of the derivative liability resulted in a loss of $5,911 for the three months ended September 30, 2018, and the warrant modification expense was $290,300.

We had net losses of $1,899,583 and $2,086,033 in the three month periods ended September 30, 2018 and 2017.

Results of Operation for Nine Months Ended September 30, 2018 as Compared to the Nine Months Ended September 30, 2017

Revenue and cost of revenue

Revenue increased $1,708,372 (105%) from $ 1,621,119 in 2017 to $ 3,329,451 in 2018. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has continued to gain momentum during 2018. Our products continue to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2018 was $ 1,521,873 as compared to $ 822,902 in 2017. Our gross profit was $ 1,807,578 (54.3%) and $ 798,217 (49.2%) for 2018 and 2017, respectively. We anticipate that our gross profit percentage for the remainder of 2018 will be approximately 50%.

Operating expenses

Our operations during 2018 and 2017 were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $711,468 (10%) from $7,174,457 in 2017 to $6,462,989 in 2018, with the improvement primarily driven by lower personnel expenses resulting from the realignment of our sales force. The following is a breakdown of our general and administrative expenses for the nine months ended September 30, 2018 and 2017:

	nine months ended September 30,	nine months ended September 30,
	2018	2017	Difference
Personnel costs	$2,461,772	$3,276,377	$(814,605)
Stock based compensation/options	498,527	876,253	(377,726)
Legal and professional fees	326,894	359,961	(33,067)
Travel	318,383	313,094	5,289
Rent	147,197	130,472	16,725
Marketing and selling	848,601	453,280	395,321
Consulting fees	53,109	155,371	(102,262)
Director fees	187,500	156,296	31,204
Research and development	493,969	447,927	46,042
Shipping and Storage	718,509	468,952	249,557
Other expenses	408,528	536,474	(127,946)
	$6,462,989	$7,174,457	$(711,468)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $ 814,605 (24.9%) from $3,276,377 to $ 2,461,772. During 2016 and 2017, we affected restructurings of our sales force, whereby we eliminated full time sales positions, and replaced the associated sales territory coverage with brokerage arrangements. This change has allowed our remaining sales force to more effectively focus on pursuing larger accounts, while our expanded brokerage network will support and expand our “up and down the street” business.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the first nine months of 2018 was $ 498,527 a decrease of $ 377,726, or 43%, as compared with the first nine months of 2017, which was $876,523. The decrease in stock based compensation expense was primarily due to reductions in our workforce and the timing of equity grants The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $ 33,067 (9.2%) from $ 359,961 in 2017 to $326,894 in 2018. We anticipate that legal fees related to our business and financing activities will increase as our business continues to grow.

Travel expenses increased $ 5,289 (1.7%) from $ 313,094 in 2017 to $318,383 in 2018. The change is primarily due to the net effect of a reduction in travel costs associated with terminated employees, offset by an increase in per employee travel costs as remaining employees have been assigned larger territories. We anticipate that travel expenses for the balance of this year will be comparable to the quarterly expense for the first nine months of this year. .

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $14,488 per month. We have entered into a new lease for office space at 8383 Wilshire Boulevard, Beverly Hills, California. The new lease commenced on November 1, 2016 and expires March 31, 2019.

Marketing and selling expenses increased $ 395,321 (87.2%) from $ 453,280 in 2017 to $ 848,601 in 2018. Higher marketing and selling expenses were primarily due to higher sales commissions associated with higher sales revenue.

Consulting fees decreased $102,262 (65.8%) from $ 155,371 in 2017 to $53,109 in 2018. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. The need for future consulting services will be variable

Director fees increased $31,204 from $156,296 in 2017 to $187,500 in 2018. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $46,042 (10.3%) from $447,927 in 2017 to $493,969 in 2018. The increase in Research and Development Expense is being driven by an increased need for research and development services, as we continue to expand product offerings, both for our standard SKU’s, and for National Accounts, and commissioning costs at our third party production facility in Searcy, Arkansas.

Shipping and storage expense increased $249,547 (53.2%) from $468,952 in 2017 to $718,509 in 2018. Shipping and storage expense as a percentage of revenue was 21.5% for the first nine months of 2018 and 28.9% for the first nine months of 2017. The higher expense in the first nine months of 2018 is primarily due to expansion of our business. We anticipate that shipping and storage expense as a percentage of sales will continue to reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $5,082,103 and $6,602,816 for the nine month periods ended September 30, 2018 and 2017, respectively.

Interest expense was $426,297 for the nine month period ended September 30, 2018. We did not have any interest expense for the nine month period ended September 30, 2017. Interest primarily relates to convertible debt that was issued during March of 2018. Interest expense includes amortization of $263,356 of the value of warrants issued with the convertible debt.

The change in fair value of the derivative liability resulted in a loss of $253,807 for the nine months ended September 30, 2018, and the warrant modification expense was $290,300.

We had net losses of $6,052,507 and $6,602,816 in the nine month periods ended September 30, 2018 and 2017, respectively

Liquidity and Capital Resources

During the nine months ended September 30, 2018, we used cash for operations of $3,536,246, purchased equipment for $912,102, and incurred spending for trademarks in the amount $6,322. Equipment purchased during the nine months ended September 30, 2018 includes blenders, freezers and bulk product blending machines, which are located at the end customer location. No manufacturing equipment was purchased during this period.

We raised cash from the exercise of warrants in the amount of $550,000, and used $50,000 of those proceeds to partially repay a short term note that had originally been issued in the amount of 250,000. We also raised cash from the issuance of convertible notes, net of issuance costs, in the amount of $2,677,800.

During the nine months ended September 30, 2017, we used $5,224,812 of cash for operations, $412,865 for the purchase of equipment, and $27,684 for trademarks. Equipment purchased during the nine months ended September 30, 2017 includes blenders, freezers and bulk product blending machines, which are located at the end customer location, as well as manufacturing equipment.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. We have significantly reduced core operating costs beginning in 2016, including reducing the number of our employees from 44 to 24 over this time period. In addition, we plan to address this concern by raising additional capital. While these plans to raise additional capital have not yet been implemented, management has concluded that it is probable that they will be implemented within one year of the issuance of the financial statements, and that they will mitigate the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expect liquidity as planned.

We lease office space under a non-cancelable operating lease, which expires March 31, 2019.

The aggregate minimum requirements under non-cancelable leases as of September 30, 2018 is $86,926.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: November 14, 2018	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer (Principal Financial Officer)

