Form 10-K
period 2018-12-31
BARFRESH FOOD GROUP INC.
filed 2019-04-01
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010, California	90211
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2018 was $36,367,146

As of March 25, 2019, there were 130,085,820 outstanding shares of common stock of the registrant.

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

AVAILABLE INFORMATION

We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, and we file quarterly reports on Form 10Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, proxy statements and other required information and reports with the SEC.

You can read our SEC filings, including the registration statement, over the Internet at the SEC’s website at www.sec.gov at no cost. You may also request a copy of these filings, at no cost, by writing us at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010 or calling us at (310) 598-7113.

We also maintain a website at www.barfresh.com/us/, at which you may access these materials free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information contained on or accessible through our website is not a part of this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only.

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

The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. The Company is currently in contract to sell its bulk Easy Pour products into over three hundred schools. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and is currently in contract with and selling its bulk Easy Pour products into over one hundred military bases in the United States.

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

During 2016 and 2017 the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four of Barfresh’s single serve sku’s. On November 14, 2018, the Company announced that it had received approval for multiple products to be rolled out to a national restaurant chain with over 2,500 locations.

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

Our corporate office is located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010. Our telephone number is (310) 598-7113 and our website is www.barfresh.com.

Corporate History and Background

The Company, which was incorporated in Delaware on February 25, 2010, was originally formed to produce movies. As the result of the reverse merger, more fully described below, the Company is now engaged in the manufacturing and distribution of ready to blend frozen beverages, including smoothies, shakes and frappes.

Reorganization and Recapitalization

During January, 2012, the Company entered into a series of transactions pursuant to which Barfresh Inc., a Colorado corporation (“Barfresh NV”), was acquired, spun-out prior operations to the former principal shareholder, completed a private offering of securities for an aggregate purchase price of approximately $1,000,000, conducted a four for one forward stock split and changed the name of the Company. The following describes the steps of this reorganization:

●	Acquisition of Barfresh NV. We acquired all of the outstanding capital stock of Barfresh NV in exchange for the issuance of 37,333,328 shares of our $0.000001 par value common stock pursuant to a Share Exchange Agreement between us, our former principal shareholder, Barfresh NV and the former shareholders of Barfresh NV. As a result of this transaction, Barfresh NV became our wholly owned subsidiary and the former shareholders of Barfresh NV became our controlling shareholders.

●	Spinout of prior business. Immediately prior to the acquisition of Barfresh NV, we spun-out our previous business operations to a former officer, director and principal shareholder, in exchange for all of the shares of our common stock held by that person. Such shares were cancelled immediately following the acquisition.

●	Financing transaction. Immediately following the acquisition of Barfresh, we sold an aggregate of 1,333,332 shares of our common stock and five-year warrants to purchase 1,333,332 shares of common stock at a per share exercise price of $1.50 in a private offering for gross proceeds of $999,998, less expenses of $26,895.

●	Change of name. Subsequent to the merger, we changed the name of the Company from Moving Box Inc. to Barfresh Food Group Inc. Barfresh Food Group Inc., has two direct subsidiaries; Barfresh Corporation, Inc, (formerly known as Smoothie, Inc.) and Barfresh, Inc.

●	Forward stock split. Subsequent to the merger, we conducted a four for one forward stock split of the Company’s common stock.

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

5

The following flavors are available as part of our standard portfolio of single serve

The following flavors are available as part of our standard portfolio of bulk products:

7

Some of the key benefits of the products for the end consumers that drink the products include:

●	From as little as 150 calories (per serving)

●	Real fruit in every smoothie

●	Dairy free options

●	Kosher approved

●	Gluten Free

Customer Marketing Material

A wide range of consumer marketing materials has been created to assist customers in selling blended beverages.

Research and Development

The Company incurred research and development expenses for the year ended December 31, 2018 in the amount of $674,224 and for the year ended December 31, 2017 in the amount of $574,989. The increase in Research and Development expenses was primarily attributable to increased activity in creating unique flavors for potential customers in our national account pipeline.

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

● Portion pack products: These products contain only the fruit and yogurt and require the addition of juice or milk and ice. The dominant competitor is General Mills’ Yoplait Smoothies.

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

Employees

The Company currently has 26 employees and 3 consultants. There are currently 14 employees selling our products.

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

It is difficult to predict the timing and amount of our sales because our distributors and national accounts may not be required to place minimum orders with us.

Our distributors are not required to place minimum monthly or annual orders for our products. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and partners may make orders that are larger than we have historically been required to fill. Shortages in inventory levels, supply of raw materials or other key supplies could negatively affect us.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spend and the risk of obsolete inventory. If we fail to manage our inventory to meet demand, we could damage our relationships with our retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results.

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

Item 2. Properties.

Our principal executive offices are located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010. Beginning in April 2019, we leased this office space pursuant to a direct lease for $6,457 per month through March 31, 2023.

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

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)

December 31, 2018	0.77	0.57
September 30, 2018	0.61	0.41
June 30, 2018	0.70	0.60
March 31, 2018	0.67	0.36
December 31, 2017	0.70	0.52
September 30, 2017	0.82	0.52
June 30, 2017	0.82	0.57
March 31, 2017	0.83	0.52

Holders

At March 25, 2019, there were 130,085,820 shares of our common stock outstanding. Our shares of common stock are held by 101 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2018, with respect to equity securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	7,428,014	$0.55	7,371,986
Equity compensation plans not approved by security holders	-	$-	-

TOTAL	7,428,014	$.55	7,371,986

Transfer Agent

Our transfer agent, Action Stock Transfer, is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, and its telephone number is (801) 274-1088.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal year ended December 31, 2018 and for the fiscal year ended December 31, 2017. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. The Company is currently in contract to sell its bulk Easy Pour products into over three hundred schools. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and is currently in contract to sell its bulk Easy Pour products into over one hundred military bases in the United States.

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

During 2016 and 2017 the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four of Barfresh’s single serve sku’s. On November 14, 2018, the Company announced that it had received approval for multiple products to be rolled out to a national restaurant chain with over 2,500 locations.

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

On February 14, 2018, the Company announced the private placement of convertible notes with gross proceeds of $4.1 million The closing of the first 60% of this amount occurred between March 12 and 22, 2018, after notice was issued by the Company that it had entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations. The remaining 40% of the principal amount was to be received upon achieving a second milestone, which is entering into a material agreement or series of related agreements with a national account for the sale of its products into approximately 2,500 new locations. During November of 2018 the Company and several of the Convertible Note investors agreed to amend the definition of Milestone 2 to allow for the funding the remaining 40% of the principal amount upon the Company receiving approval from a National Restaurant Chain with over 2,500 for the rollout of its products. Such approval was received during the fourth quarter of 2018, and the Company received an additional $1.4 million of convertible note proceeds.

The convertible notes are unsecured and have (i) a two-year term, (ii) a 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investor’s may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. If any principal amount remains outstanding after the one-year anniversary of the closing, investors will be granted an additional warrant with identical terms. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock. After the initial private placement, investors were offered the opportunity to accelerate the issuance of the additional warrant by increasing their convertible note investment by 10% to 20%. After the close of the first quarter, a number of investors took advantage of this acceleration opportunity, resulting in an increase in the amount of the total convertible note by $177,300 and the issuance of 930,332 additional warrants. During the fourth quarter, four of the convertible note investors elected to convert their notes into stock, with a total of $453,000 of convertible debt, plus accrued interest being converted into stock.

During the fourth quarter of 2018, one investor exercised 833,333 N warrants for cash, at $0.45 per share. $221,918 of the proceeds of that transaction were used to pay down a short term note payable, held by the same investor, in the amount of $200,000, plus accrued interest. The balance of the proceeds of the N warrant exercise, in the amount of $153,082 were received by the Company.

During the first quarter of 2019, the Company completed additional funding efforts, including a Private Placement Offering for common shares priced at $0.60 per share, resulting in the receipt of capital investment in the amount of $2.4 million and the issuance of 3,833,333 shares. In addition, during the first quarter of 2019 the Company offered to reduce the exercise price on its I Warrants from $1 to $0.60, for a limited time. During the time this offer was open, I Warrant holders converted 2,841,454 warrants at $0.60, resulting in the receipt of capital investment in the amount of $1.7 million.. In addition, during the first quarter of 2019, one investor exercised G series warrants, resulting in the receipt of capital investment in the amount of $180,000, and the issuance of 300,000 shares. In total, during the first quarter of 2019 the Company has raised $4.3 million and issued 7,141,454 shares, and no additional warrants.

Currently we have 26 employees and 3 consultants. There are currently 14 employees selling our products.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers”, revenue is recognized when a customer obtains ownership of promised goods. The Company adopted this standard at the beginning of fiscal year 2018, with no significant impact to its financial position or results of operations, using the modified retrospective method. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods. The Company applies the following five steps:

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

Results of Operations

Revenue and cost of revenue

Revenue increased $2,238,147 (112%) from $1,997,012 in 2017 to $4,235,159 in 2018. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has continued to gain momentum during 2018. Our products continue to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2018 was $2,090,495 as compared to $1,107,341 in 2017. Our gross profit was $2,144,664 (51%) and $889,671 (45%) for 2018 and 2017, respectively. This improvement was driven by a number factors, including leverage due to larger scale of production and product mix. We anticipate that our gross profit percentage for 2019 will be comparable to that of 2018.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $1,678,669 (18%) from $9,492,094 in 2017 to $7,813,425 in 2018, with the improvement primarily driven by lower personnel expenses resulting from the realignment of our sales force. The following is a breakdown of our general and administrative expenses for the years 2018 and 2017.

	Twelve months ended	Twelve months ended
	December 31, 2018	December 31, 2017	Change
Personnel costs	$3,027,548	$4,260,946	$(1,233,398)	(29)%
Stock based compensation/options	498,768	1,360,688	(861,920)	(63)%
Legal and professional fees	463,991	465,737	(1,746)	0%
Travel	432,140	422,284	9,856	2%
Rent	201,100	142,572	58,528	41%
Marketing and selling	750,059	696,253	53,806	8%
Consulting fees	60,359	203,721	(143,362)	(70)%
Director fees	241,000	206,296	34,704	17%
Research and development	674,224	574,989	99,235	17%
Shipping Expense and storage	864,871	619,871	245,000	40%
Other expenses	599,365	538,737	(60,627)	11%
	$7,813,425	$9,492,094	$(1,678,669)	(18)%

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes for the years 2018 and 2017 and continues to be our largest cost. Personnel cost decreased $1,233,398 (29%) from $4,260,946 to $3,027,548. During the fourth quarters of 2016 and 2017, we realigned ours sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. At year end 2017 we had 30 full time employees, and we currently have 26 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees. Stock compensation for the current year was $498,768, a decrease of $861,920, or 63%, from the year ago expense of $1,360,688. The decrease is primarily due to reductions in our workforce and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees were relatively flat between 2018 and 2017, with a small decrease $1,746, from $465,737 in 2017 to $463,991 in 2018. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses increased $9,856 (2%) from $422,284 in 2017 to $432,140 in 2018. The increase is primarily due to the net effect of the decrease in travel costs associated with terminated employees, offset by the increase in per employee travel costs as remaining employees have been asked to cover larger territories. We anticipate that travel expenses for 2019 will be comparable to the current year.

Rent expense is primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $14,488 per month. During 2018 we leased office space at 8383 Wilshire Boulevard, Beverly Hills, California pursuant to a lease that commenced on November 1, 2016 and expired March 31, 2019. Effective April 1, 2019, we have entered into a new lease for office space located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010.

Marketing and selling expenses increased $53,806 (8%) from $696,253 in 2017 to $750,059 in 2018. Higher marketing and selling expenses were primarily due to higher sales agent commissions associated with higher sales during the year.

Consulting fees decreased $143,362 (70%), from $203,721 in 2017, to $60,359 in 2018. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the both 2018 and 2017. The need for future consulting services will be variable.

Director fees increased $34,704 (17%) from $206,296 in 2017 to $241,000 in 2018. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $99,235, (17%) from $574,989 in 2017 to $674,224 in 2018. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. These activities are primarily directed towards to development of new products.

Shipping and storage expense increased $245,000 (40%) from $619,871 in 2017 to $864,871 in 2018. Shipping and storage expense as a percentage of revenue decreased from 31% in 2017 to 20% in 2018. This improvement is primarily due to the growth of the scale of our business, and the corresponding cost savings associated with freight movement. We anticipate that shipping and storage expense as a percentage of sales will continue to reduce in the future, as the Company continues to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $6,180,080 in 2018 and $8,911,540 in 2017. The improvement of $2,731,460 or 31%, was primarily due to higher gross profit margin on higher sales, and lower G&A expenses.

Interest expense for 2018 is $764,813 relates to “Milestone 1” convertible debt in the amount of $2,704,800 that was issued on March 14, 2018, which bears interest at 10%, “Milestone 2” convertible debt in the amount of $1,363,200, that was issued on November 30, 2018, which bears interest at 10%, and to a note payable in the amount of $250,000 that was issued on March 5, 2018. Of the Milestone 1 convertible debt, $453,000 of principal, and the accrued interest thereon, was converted into stock during the fourth quarter of 2018. The principal and accrued interest on the Note Payable in the amount of $250,000 was repaid during the fourth quarter of 2018. Interest expense for 2018 includes amortization of $519,707 of the value of warrants issued with the Milestone 1 and Milestone 2 convertible debt.

The change in fair value of the derivative liability resulted in a loss of $87,630 for the year ended December 31, 2018. This results from the netting of a loss of $198,454 from the change in value of the derivative, partially offset by gain on the conversion to stock of convertible notes during the fourth quarter of 2018.

The warrant modification was revalued at July 31, 2018 with a value of $452,308. The difference in fair value immediately before and after the modification of the warrant resulted in a loss of $290,300.

We had net losses of $7,322,823 and $8,911,540 for the years 2018 and 2017, respectively. This reduction in net loss, in the amount of $1,588,717, or 18%, is primarily attributable to the same factors that drove the improvement in operating losses, partially offset by certain non-cash charges, including higher interest, warrant modification, and loss from derivative liability, in 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had a working capital surplus of $652,360 as compared with a working capital surplus of $1,774,719 at December 31, 2017. The reduction in working capital surplus is primarily due to the reduction in cash raised from investing activities, and significant increases in current liabilities, partially offset by a reduction of cash used in operations.

During the twelve month period ended December 31, 2018, we used cash of $4,128,284 in operations, $1,106,574 for the purchase of equipment, net of proceeds of $37,967 for sale of equipment, and $14,456 for patents and trademarks

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control and reduce fixed overhead expense.

On February 14, 2018, the Company announced the private placement of convertible notes with gross proceeds of $4.1 million The closing of the first 60% of this amount occurred between March 12 and 22, 2018, after notice was issued by the Company that it had entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations. The remaining 40% of the principal amount was to be received upon achieving a second milestone, which is entering into a material agreement or series of related agreements with a national account for the sale of its products into approximately 2,500 new locations. During November of 2018 the Company and several of the Convertible Note investors agreed to amend the definition of Milestone 2 to allow for the funding the remaining 40% of the principal amount upon the Company receiving approval from a National Restaurant Chain with over 2,500 for the rollout of its products. Such approval was received during the fourth quarter of 2018, and the Company received an additional $1.4 million of convertible note proceeds.

The convertible notes are unsecured and have (i) a two-year term, (ii) a 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investor’s may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. If any principal amount remains outstanding after the one-year anniversary of the closing, investors will be granted an additional warrant with identical terms. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock. After the initial private placement, investors were offered the opportunity to accelerate the issuance of the additional warrant by increasing their convertible note investment by 10% to 20%. After the close of the first quarter, a number of investors took advantage of this acceleration opportunity, resulting in an increase in the amount of the total convertible note by $177,300 and the issuance of 930,332 additional warrants. During the fourth quarter, four of the convertible note investors elected to convert their notes into stock, with a total of $453,000 of convertible debt, plus accrued interest being converted into stock.

During the fourth quarter of 2018, one investor exercised 833,333 N warrants for cash, at $0.45 per share. $221,918 of the proceeds of that transaction were used to pay down a short term note payable, held by the same investor, in the amount of $200,000, plus accrued interest. The balance of the proceeds of the N warrant exercise, in the amount of $153,082 were received by the Company.

During the first quarter of 2019, the Company completed additional funding efforts, including a Private Placement Offering for common shares priced at $0.60 per share, resulting in the receipt of capital investment in the amount of $2.4 million and the issuance of 3,833,333 shares. In addition, during the first quarter of 2019 the Company offered to reduce the exercise price on its I Warrants from $1 to $0.60, for a limited time. During the time this offer was open, I Warrant holders converted 2,841,454 warrants at $0.60, resulting in the receipt of capital investment in the amount of $1.7 million. In addition, during the first quarter of 2019, one investor exercised G series warrants, resulting in the receipt of capital investment in the amount of $180,000, and the issuance of 300,000 shares. In total, during the first quarter of 2019 the Company has raised $4.3 million and issued 7,141,454 shares, and no additional warrants.

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

We have entered into a direct lease for a new premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum requirements under the non-cancellable direct lease as of April 2019 is $309,929.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Remediation of Previously Identified Material Weakness

Management previously identified and disclosed a material weakness in our internal control over financial reporting at December 31, 2017, which related to inadequate segregation of duties, due to an inadequate number of personnel to properly implement controls over financial reporting. As of December 31, 2018, management sufficiently completed its remediation of this material weakness by taking the following actions:

●	Implementation of a formal quarterly and annual closing checklist, with clearly identified review process

●	Establishment and implementation of detailed Operating Manual covering all key Company processes

●	Utilization of commercially available positive pay check process to mitigate risk of bank fraud

●	Implementation of on-line approval process for approval and signing of all customer contracts

●	Establishment of formal approval process for equipment ordering, and separation of responsibility for approval process from equipment ordering process

●	Separation of duties for receiving customer orders for products, and issuing customer invoices

●	Establishment of a Company-wide Code of Conduct

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

Except for those remedial actions described above, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Amendment to Employment Contract

The Company and Joseph S. Tesoriero, our Chief Financial Officer, amended Mr. Tesoriero’s employment agreement, dated March 18, 2015, to reduce Mr. Tesoriero’s time commitment and compensation by 60% to more effectively address the Company’ current needs. In connection with this change, which takes effect on April 1, 2019, the Company plans to bring on additional resources at the staff accounting and finance level.

Resignation of Director

Effective March 31, 2019, Alice Elliot has resigned from the Board of Directors of Barfresh Food Group, Inc. Ms. Elliot has been a Director at Barfresh since October 15, 2014. The rapid growth of The Elliot Group, a global retained executive search firm where Ms. Elliot is Chief Executive Officer and founder, requires a growing amount of Ms. Elliot’s time, and therefore the Board has accepted her resignation. There are no disagreements between Ms. Elliot and the Barfresh Board, and the Barfresh Board wishes Ms. Elliot every success as she continues to build The Elliot Group. With the departure of Ms. Elliot from the Barfresh board, Barfresh now has six directors, four of whom have been determined by the Barfresh board to be independent.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	40	President, Chief Executive Officer and Chairman
Joseph S. Tesoriero	64	Chief Financial Officer
Steven Lang	66	Director
Arnold Tinter	73	Secretary and Director
Joseph M. Cugine	56	Director
Alexander H. Ware	56	Director
Isabelle Ortiz-Cochet	57	Director

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

Qualifications: Mr. Lang has over 40 years of experience in business, accounting, law and finance and served as Chairman of an Australian public company.

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary of the Company on January 10, 2012. Mr. Tinter resigned his position as Chief Financial Officer on May 18, 2015 served temporarily as Principal Accounting Officer. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc., is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He has been the chief financial officer and a director of other public companies: From 2012 to 2016, LifeApps Digital Media Inc. and Arvana Inc. From 2006 to 2010 he was the chief financial officer of Spicy Pickle Franchising, Inc. In all of the companies his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. From 2015 to May the present, he served as chief financial officer of Bambu Franchising LLC, LLC, a privately held company that is a franchisor of Vietnamese themed shoppes that serve drinks and deserts. Prior to 1990, Mr. Tinter was chief executive officer of Source Venture Capital, a holding company with investments in the gaming, printing and retail industries. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

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

Alexander H. Ware was appointed as director of the company on July 13, 2016. Since September 2018, Mr. Ware has served as President of Foodsby, Inc., a fast-growing meal ordering platform for office buildings. Previously, Mr. Ware served as the Interim President, Executive Vice President & Chief Financial Officer of Buffalo Wild Wings from2016 to 2018. From 2012 to 2016, Mr. Ware was Executive Chairman of MStar Holding Corporation. Mr. Ware served as Interim Chief Executive Officer for MStar Holding Corporation in 2013. Prior to his time at MStar, he served as a Senior Advisor and previously as Executive Vice President of Strategic Development of Pohlad Companies, a family office, from 2010 to 2015. Starting in 1994, he served in increasing capacities at PepsiCo, then PepsiAmericas, Inc. culminating as Executive Vice President & Chief Financial Officer from 2005 to 2010. Previously, he was a Senior Associate at Booz Allen Hamilton, Inc. from 1990-1994. Mr. Ware received his Bachelor of Arts degree in Economics from Hampden-Sydney College and his Master of Business Administration from the Darden Graduate School of Business at University of Virginia. Mr. Ware currently serves on the board of MStar Holding Corporation and on the advisory board of Stonearch Capital.

Qualifications: Mr. Ware brings over 30 years of experience in leadership, strategic planning and business portfolio management.

Isabelle Ortiz-Cochet was appointed as director of the Company on December 16, 2016. She is the Chief Investment Officer for Unibel, parent company of Bel Group. Bel is an international France-based group, a world leader in branded cheese business and fruit pouches, with brands such as Laughing Cow, Mini-Babybel, Boursin or GoGo Squeez. In that position since January 2016, Ms. Ortiz-Cochet drives Unibel diversification strategy, and leads the investment portfolio development. She was previously VP Strategic Development at Bel Group Form September 2013 to December 2015. From 2007 to 2013, based out of Bel’s New York office, Ms. Ortiz-Cochet led the development of long term strategies in North and South America, as well as Marketing strategy in the region. Prior to that position, she held a number of leadership positions in marketing and global strategy at Bel out of the Paris office, at French, European and corporate levels. Isabelle began her career with Kimberly Clark in France. Isabelle earned a master degree from ESSEC Business School in France, and an executive MBA from HEC Business School, France.

Pursuant to the investor rights agreement between Barfresh and Unibel dated November 23, 2016, Unibel is entitled to appoint one director to the board of directors of Barfresh, which director is entitled to sit on each committee of the board of directors selected by the Unibel, unless Unibel has beneficial ownership of less than: (i) 75.0% of its Shares; and (ii) 5.0% of the company’s issued and outstanding common stock. Unibel has designated Isabelle Ortiz-Cochet as its board designee. Barfresh has agreed to call shareholder meetings whenever necessary to ensure Unibel’s designee is elected as a director. At any time that Unibel’s designee is not a director, Unibel’s designee will be entitled to be a board observer. Riccardo Delle Coste, Steven Lang and their respective affiliates have agreed to vote their shares in favor of Unibel’s designee.

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

The Company entered into an executive employment agreement with Joseph S. Tesoriero on May 18, 2015, pursuant to which he agreed to serve as Chief Financial Officer. Pursuant to the employment agreement, Mr. Tesoriero received a base salary of $250,000 and performance bonuses of 75% of his base salary, based upon performance targets determined by the Board of Directors. In addition, Mr. Tesoriero was granted 350,000 shares of common stock of Barfresh and 8-year options to purchase up to 500,000 shares of common stock of Barfresh. One-half of each of the share and option grants vests on each of the second and third anniversaries of the date of commencement of Mr. Tesoriero’s employment. Mr. Tesoriero also receives 8-year performance options to purchase up to an additional 350,000 shares on an annual basis. All shares and options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

Effective April 1, 2019, the Company and Mr. Tesoriero entered into an amendment to his employment agreement reducing Mr. Tesoriero’s time commitment and compensation by 60%, in order to more effectively address the Company’s current needs.

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until the earlier of resignation or removal.

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We determined, as of December 31, 2018, that five of our seven directors are independent, which constitutes a majority. One of our directors, Alice Elliot, subsequently resigned effective March 31, 2019, reducing the current number of directors to six, four of which are independent.

Board Committees

We currently have an audit committee, a compensation committee and a nominating and governance committee. The members of the audit committee are Arnold Tinter, Steven Lang and Riccardo Delle Coste. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. Steven Lang and Arnold Tinter are independent members of the audit committee, as defined above. In the future we expect to have an audit committee comprised of all independent members. The members of the compensation committee are Arnold Tinter and Riccardo Delle Coste. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The members of the nominating committee are Arnold Tinter and Steven Lang. The nominating and governance committee is primarily responsible for overseeing corporate governance and for identifying, evaluating and recommending individuals to serve as directors of the company.

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

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the fiscal year ended December 31, 2018 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

●	Joseph Cugine, late filing of Form 4
●	Joseph Tesoriero, late filings of Form 4 (two transactions)
●	Isabelle Ortiz-Cochet, late filings of Form 4 (two transactions)

●	Alexander H. Ware, late filings of Form 4 (two transactions)
●	Alice Elliot, late filings of Form 4 (three transactions)
●	Steve Lang, late filings of Form 4
●	Riccardo Delle Coste, late filings of Form 4

Each late filing reported one transaction unless otherwise indicated. None of our officers or directors submitted Form 5 filings.

Item 11. Executive Compensation.

Name and Principal Position	Period	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Riccardo Delle Coste, Chief Executive Officer	2018	350,000	(1)	-	-	92,500	(2)			10,800	(4)	453,300
	2017	350,000	(1)	-	-	105,000	(3)			10,800	(4)	455,000

Joseph Cugine, President, Barfresh Corp. Inc. a wholly owned subsidiary	2018	143,750	(5)	-	-	92,500	(6)					236,250
	2017	300,000	(5)	-		105,000	(7)					405,000

Joseph Tesoriero, Chief Financial Officer	2018	290,000	(8)	-	-	92,500	(9)					382,500
	2017	290,000		-	-	253,364	10)					543,364

1.	Of the salary earned, in 2018 $164,096 was paid and $185,904 was deferred and in 2017 $294,135 was paid ad $55,865 was deferred.

2.	Represents a stock option grant 250,000 options shares issued 7/25/2018 with an exercise price of $0.52, which vest ratably over the next three years and are exercisable until 7/25/2026.

3.	Represents a stock option grant 250,000 options shares issued 9/15/17 with an exercise price of $0.55, which vest ratably over the next three years and are exercisable until 9/15/25.

4.	Represents the car allowance paid to Mr. Delle Coste

5.	Of the salary earned, in 2018 $82,115 was paid and $61,635 was deferred and in 2017 $252,115 was paid and $47,885 was deferred.

6.	Represents a stock option grant 250,000 options shares issued 7/25/2018 with an exercise price of $0.52, which vest ratably over the next three years and are exercisable until 7/25/2026.

7.	Represents a stock option grant 250,000 options shares issued 9/15/17 with an exercise price of $0.55, which vest ratably over the next three years and are exercisable until 9/15/25.

8.	Of the salary earned, in 2018 $142,379 was paid and $147,621 was deferred and in 2017 $243,711 was paid and $46,289 was deferred.

9.	Represents a stock option grant 250,000 options shares issued 7/25/2018 with an exercise price of $0.52, which vest ratably over the next three years and are exercisable until 7/25/2026.

10.	Represents two stock option grants: (1) 300,000 options shares issued 7/5/17, with an exercise price of $0.77, which vest ratably over the next three years and are exercisable until 7/5/2025 and (2) 175,000 options issued on 9/15/2017, with an exercise price of $0.55, which vest ratably over the next three years and are exercisable until 9/5/25.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards							Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Riccardo Delle Coste	300,000	(1)			0.45	1/21/20
	166,666	(2)	83,334	(2)	0.61	5/25/24
	83,333	(3)	41,667	(3)	0.72	11/25/24
	83,333	(4)	166,667	(4)	0.55	9/15/25
			250,000	(5)	0.52	7/26/26
							40,509	27,951

Joseph Cugine	600,000	(1)			0.50	5/1/23
	83,333	(2)	166,667	(2)	0.61	5/25/24
	27,930	(3)	42,124	(3)	0.72	11/25/24
	83,3330	(4)	166,667	(4)	0.55	9/15/25
			250,000	(5)	0.52	7/26/26
							23,275	16,059

Joseph Tesoriero	500,000	(1)			0.82	5/1/23
	58,333	(2)	116,667	(2)	0.61	5/25/24
	100,000	(6)	200,000	(6)	0.77	7/15/25
	36,378	(3)	18,189	(3)	0.72	11/25/24
	58,333	(4)	116,667	(4)	0.55	9/15/25
			250,000	(5)	1.52	7/26/26

							286,089	168,793

1.	Fully vested.

2.	Vest in equal increments on 5/25/2017, 5/25/2018 and 5/25/2019.

3.	Vest in equal increments on 11/25/2017, 11/25/2018, and 11/25/2019.

4.	Vest in equal increments on 9/15/18, 9/15/19, and 9/15/20.

5.	Vest in equal increments on 7/15/18, 7/15/19, and 7/15/19.

6.	Vest in equal increments on 7/26/19, 7/26/20, and 7/26/21.

Compensation of Directors

The following table summarizes the compensation paid to our directors that were not employees for the fiscal year ended December 31, 2018. A director who is a Company employee does not receive any compensation for service as a director. The compensation received by directors that are employees of the Company is shown above in the summary compensation table. We reimburse all directors for expenses incurred in their capacity as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Arnold Tinter	50,000							12,600	(1)	62,600
Steven Lang				50,000						50,000
Alice Elliot		50,000								50,000

Alex Ware		50,000	(2)							50,000
Isabelle Ortiz-Cochet				50,000	(3)					50,000

(1)	Represents consulting fees paid to Mr. Tinter.

(2)	Mr. Ware joined the board on July 13, 2016.

(3)	Ms. Ortiz-Cochet joined the board on December 16, 2016. She elected to receive Stock Options for her service beginning in 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 28, 2019, 2019 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 28, 2019. As of February 28, 2019, the Company had 129,444,882 shares of common stock outstanding. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of February 28, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of February 28, 2019, 2019, for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

	Common Stock
Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class o/s
Riccardo Delle Coste (2) (3) (4) (5)	20,878,977	16.02%

Steven Lang (7) (8) (9) (10) (11)	20,696,294	15.89%

Joseph Tesoriero (12) (13) (14)	1,395,396	1.07%

Arnold Tinter (15) (16)	950,000	0.73%

Joe Cugine (17) (18) (19) (20)	2,839,489	2.22%

Alice Elliot (20) (21) (22) (23)	1,014,429	0.78%

Alexander Ware (25) (26) (27)	460,452	0.36%

IsabelleOrtiz-Cochet 2 Allee De Longchamp Suresnes, France(28) (29)	225,543	0.17%

All directors and officers as a group (8 persons)	48,514,580	36.26%

Unibel 2 Allee De Longchamp Suresnes, France 92150 (30) (31)	25,551,503	18.56%

IBEX Investors LLC (fka) Lazarus Investment Partners LLLP 3200 Cherry Creek South Drive Suite 670 Denver, CO(33) 80209	16,245,766	12.30%

1	The address of those listed, except as noted is c/o Barfresh Food Group Inc., 8383 Wilshire Blvd., Beverly Hills, CA 90211.

2	Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company.

3	Includes 19,471,779 shares owned by R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

4	Includes 633,333 shares underlying options granted.

5	Includes 154,788 shares underlying warrants issued in connection with promissory notes the holder of which is R.D. Capital Holdings PTY Ltd. And of which Riccardo Delle Coste is deemed to be a beneficial owner.

6	Includes 83,333 shares underlying convertible debt

7	Mr. Lang is a Director of the Company.

8	Includes 19,127,177 shares owned by Sidra Pty Limited of which Steven Lang is deemed to be a beneficial owner.

9	Includes 534,468 shares underlying options granted.

10	Includes 268,402 shares underlying warrants issued in connection with a promissory note the holder of which is Sidra PTY Limited.

11	Includes 500,000 shares underlying convertible debt.

12	Mr. Tesoriero is the Chief Financial Officer of the Company.

13	Includes 811,378 shares underlying options granted.

14	Includes 76,629 shares underlying warrants issued in connection with a promissory note and conversion thereof.

15	Mr. Tinter is the Secretary and a Director of the Company.

16	Includes 150,000 shares underlying options granted.

17	Mr. Cugine is President of a subsidiary of the Company and a Director.

18	Includes 822,526 shares underlying options granted.

19	Includes 111,666 shares underlying warrants issued in connection with purchase of common shares.

20	Includes 83,333 shares underlying convertible debt.

21	Ms. Elliot was a Director of the Company. She resigned effective March 31, 2019.

22	Includes 360,000 shares owned by Elliot-Herbst LP of which Alice Elliot is deemed to be a beneficial owner.

23	Includes 64,599 shares owned by Elliot-Herbst Family LLC of which Ms. Elliot is deemed to be a beneficial owner.

24	Includes 368,210 shares underlying options granted.

25	Includes 130,000 shares underlying warrants issued in connection with purchase of common shares.

26	Mr. Ware is a Director of the Company.

27	Includes 301,848shares owned by The Alexander Ware Revocable Trust of which Mr. Ware is deemed to be a beneficial owner.

28	Includes 78,125 shares underlying warrants issued to The Alexander Ware Revocable Trust in connection with purchase of common stock.

29	Ms. Ortiz-Cochet is a Director of the Company.

30	Includes 225,543 shares underlying options granted.

31	Includes 7,812,500 shares underlying warrants issued in connection with the purchase of common stock.

32	Includes 447,336 shares underlying warrants issued in connection with a convertible promissory note.

33	Includes 1,666,667 shares underlying convertible debt.

34	Includes 2,633,333 shares underlying warrants issued in connection with the purchase of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of fiscal 2018 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined as of December 31, 2018 that five of our seven directors are independent, which constitutes a majority.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended December 31, 2018 and December 31, 2017 were as follows.

	2018	2017
Audit fees	$71,985	$66,439
Audit related fees	-	-
Tax fees	15,181	13,300
All other fees	-	-
Total	$87,166	$79,739

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

Audit Fees. The aggregate fees billed for the years end December 31, 2018 and December 31, 2017 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. Eide Bailly LLP did not provide us with audit related services for the years ended December 31, 2018 or December 31, 2017, that are not reported under Audit Fees.

Tax Fees. The aggregate tax fees billed for the years end December 31, 2018 and 2017 related to the preparation of corporate income tax returns.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the years ended December 31, 2018 or December 31, 2017.

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

BARFRESH FOOD GROUP INC.

Date: April 1, 2019	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	April 1, 2019
Riccardo Delle Coste	(Principal Executive Officer)

/s/ Joseph Tesoriero	Chief Financial Officer	April 1, 2019
Joseph Tesoriero	(Principal Financial Officer)

/s/ Steven Lang	Director	April 1, 2019
Steven Lang

/s/ Arnold Tinter	Director	April 1, 2019
Arnold Tinter

/s/ Joseph M. Cugine	Director	April 1, 2019
Joseph M. Cugine

/s/ Isabelle Ortiz-Cochet	Director	April 1, 2019
Isabelle Ortiz-Cochet

/s/ Alexander H. Ware	Director	April 1, 2019
Alexander Ware

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated January 10, 2012 by and among Moving Box Inc., Andreas Wilcken, Jr., Barfresh Inc. and the shareholders of Barfresh Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed January 17, 2012

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed January 17, 2012)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.5	Form of Series PA Warrant (incorporated by reference to Exhibit 4.5 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.6	Form of Series CN Warrant (incorporated by reference to Exhibit 4.6 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.7	Form of Series EN Warrant (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.8	Form of Series E Warrant (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-203340) as filed April 10, 2015)

4.9	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed February 16, 2015)

4.10	Form of Series H Warrant (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.11	Form of Series I Warrant (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.12	Form of Convertible Promissory Note dated January 29, 2016 by Barfresh Food Group Inc. in favor of certain investors (incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.13	Form of warrant dated December 1, 2013 (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.14	Form of Series K Warrant (incorporated by reference to Exhibit 4.14 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

4.15	Form of Series J Warrant (incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

4.16

Repayment of Debt Agreement dated July 26, 2018 by and between Barfresh Food Group, Inc. and Ibex Investors LLC (incorporated by reference to Exhibit 4.16 to Registration Statement on Form S-1, No.333-228030)

4.17	Form of Series L Warrant (incorporated by reference to Exhibit 4.17 to Registration Statement on Form S-1, No.333-228030)

4.18	Form of 10% Convertible Promissory Note dated March 5, 2018 issued by Barfresh Food Group Inc. in favor of Ibex Investors LLC (incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-1, No.333-228030)

4.19	Form of 12% Convertible Promissory Note issued by Barfresh Food Group, Inc. in favor of certain investors in February 2018 (incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1, No.333-228030)

10.1	Form of Registration Rights Agreement dated February 16, 2016 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

10.2	Intellectual Property Sale Deed by and between National Australia Bank Limited and Barfresh Inc. dated October 15, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q as filed November 20, 2013)

10.3	Form of Securities Purchase Agreement dated February 16, 2016 by and between Barfresh Food Group Inc. and certain investors. (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

10.4	Form of Investor Rights Agreement dated November 23, 2016 by and between Barfresh Food Group, Inc. and Unibel (Incorporated by reference to Exhibit 10.4 to Registration Statement of Form S-1 No. 333-203340)

10.5	Form of Securities Purchase Agreement dated November 23, 2016 by and between Barfresh Food Group, Inc. and Unibel (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.6	Form of Securities Purchase Agreement dated September 28, 2016 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.7	Form of Registration Rights Agreement dated September 28, 2016 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.8	Barfresh Food Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed June 30, 2014)+

10.9	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.10	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.11	Executive Employment Agreement by and between Smoothie, Inc. and Joseph M. Cugine dated April 27, 2015 (incorporated by reference to Exhibit 10.12 to Annual Report Form 10-K filed July 7, 2015)+

10.12

Executive Employment Agreement by and between Barfresh Food Group, Inc. and Joseph S. Tesoriero dated May 18, 2015 (incorporated by reference to Exhibit 10.13 to Annual Report Form 10-K filed July 7, 2015)+

10.13	Form of Series D Warrant Exercise Offer dated July 25, 2018 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1, No. 333-228030)

10.14	Form of Securities Purchase Agreement dated February 14, 2018 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1, No.333-228030)

21.1	Subsidiaries *

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)*

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)*

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance.
101.XSD	XBRL Schema.
101.PRE	XBRL Presentation.
101.CAL	XBRL Calculation.
101.DEF	XBRL Definition.
101.LAB	XBRL Label.

*	Filed herewith
+	Compensatory plan

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
Beverly Hills, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

We have served as Barfresh Food Group Inc.’s auditor since 2012.

Denver, Colorado

April 1, 2019

Barfresh Food Group Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017

Assets
Current assets:
Cash	$1,041,569	$1,304,916
Accounts receivable, net	357,304	301,012
Inventory, net	1,226,463	1,415,495
Prepaid expenses and other current assets	98,457	24,496
Total current assets	2,723,793	3,045,919
Property, plant and equipment, net of depreciation	2,500,254	1,760,890
Intangible assets, net of amortization	537,789	586,943
Deposits	-	39,369
Total Assets	$5,761,836	$5,433,121

Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,101,882	$421,176
Accrued expenses	175,259	439,032
Accrued payroll	638,706	161,186
Accrued vacation	155,586	249,311
Deferred rent	-	495
Total current liabilities	2,071,433	1,271,200
Long term liabilities:
Accrued interest	190,475	-
Convertible note - related party, net of discount	841,836	-
Convertible note, net of discount	1,367,487	-
Derivative liabilities	1,325,653	-
Total liabilities	5,796,884	1,271,200

Commitments and contingencies (Note 6,7,8 and 13)

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 122,770,960 and 118,690,527 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	123	119
Additional paid in capital	41,118,649	37,992,799
Accumulated deficit	(41,153,820)	(33,830,997)
Total stockholders’ equity (deficit)	(35,048)	4,161,921
Total Liabilities and Stockholders’ Equity (Deficit)	$5,761,836	$5,433,121

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

	2018	2017
Revenue	$4,235,159	$1,997,012

Cost of revenue	2,033,396	1,085,575
Depreciation of manufacturing equipment	57,099	21,766
Gross profit	2,144,664	889,671

Operating expenses:
General and administrative	7,813,425	9,492,094
Depreciation and amortization	511,319	309,117
Total operating expenses	8,324,744	9,801,211

Operating loss	(6,180,080)	(8,911,540)

Other expenses
Loss from derivative liability	87,630	-
Warrant modification	290,300	-
Interest	764,813	-
Total other expense	1,142,743	-

Net (loss)	$(7,322,823)	$(8,911,540)

Per share information - basic and fully diluted:
Weighted average shares outstanding	119,599,191	117,748,411
Net (loss) per share	$(0.06)	$(0.08)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group, Inc.

Statement of Stockholders’ Equity

For the Period from January 1, 2017 to December 31, 2018

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2017	117,103,276	$117	35,829,627	(24,919,457)	10,910,287
Exercise of warrants	232,005	-	35,400	-	35,400
Exercise of options	276,171	-	-	-	-
Issuance of stock for services	178,733	1	112,250	-	112,251
Equity based compensation	900,342	1	2,015,522	-	2,015,523
Net (loss) for the year	-	-	-	(8,911,540)	(8,911,540)
Balance December 31, 2017	118,690,527	$119	$37,992,799	$(33,830,997)	$4,161,921
Exercise of warrants	2,017,821	2	924,998	-	925,000
Cashless exercise of options	107,821	-	-	-	-
Conversion of notes payable	804,396	1	580,853	-	580,854
Issuance of stock for services	1,150,395	1	190,166	-	190,167
Equity based compensation	-	-	598,768	-	598,768
Discount on convertible notes (warrants)	-	-	540,765	-	540,765
Warrant modification			290,300		290,300
Net (loss) for the year	-	-	-	(7,322,823)	(7,322,823)
Balance December 31, 2018	122,770,960	$123	$41,118,649	$(41,153,820)	$(35,048)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017
Net income	$(7,322,823)	$(8,911,540)
Adjustments to reconcile net income to net cash from operating activities
Depreciation	504,808	268,784
Amortization	63,610	62,099
Change in allowance for doubtful accounts	61,788	-
Change in inventory reserve	31,237	-
Interest expense, amortization of debt discount	519,707	-
Warrant modification expense	290,300	-
Stock-Based compensation	598,768	1,550,718
Loss on derivative	87,630	-
Gain on sale of assets	(13,118)	-
Stock and options issued for services	190,167	112,250
Changes in assets and liabilities
Receivables - trade	(148,055)	(169,924)
Inventories	213,346	(1,097,547)
Prepaid expenses & other assets	(4,617)	1,368
Deposits	-	13,833
Accounts payable	458,507	267,420
Accrued expenses	120,022	567,960
Accrued interest	220,934	-
Deferred rent	(495)	330
Net Cash (used for) Operating Activities	(4,128,284)	(7,334,249)

Investing Activities
Purchase of property and equipment	(1,106,574)	(535,196)
Proceeds from sale of equipment	37,967	-
Purchase of intangibles	(14,456)	(29,179)
Net Cash (used for) Investing Activities	(1,083,063)	(564,375)

Financing Activities
Cash received for warrant Exercises	925,000	35,400
Cash paid for debt offering costs	(45,000)	-
Issuance of convertible notes	4,318,000	-
Repayment of long term debt	(250,000)	(12,807)
Net Cash from Financing Activities	4,948,000	22,593

Net Change in Cash and Cash Equivalents	(263,347)	(7,876,031)

Cash and Cash Equivalents, Beginning of Year	1,304,916	9,180,947

Cash and Cash Equivalents, End of Year	$1,041,569	$1,304,916

Interest Paid	$-	$-

Non Cash Financing and Investing Activities
Settlement of liability with equity awards	-	464,806
Total property and equipment included in accounts payable	216,768	-
Discount on convertible notes	1,874,684	-
Convertible notes principal, interest and derivative liability settled in stock	580,854	-

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2018 and 2017. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, derivative liabilities, and convertible notes. The carrying value of our financial instruments approximates their fair value, except for the derivative liability in which carrying value is fair value.

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of December 31, 2018 and 2017, the company’s allowance for doubtful accounts was $61,788 and $0, respectively. There was bad debt expense for the year ended December 31, 2018 of $61,788 and no bad debt expense for the year ended December 31, 2017. The allowance was applied to certain receivable accounts which are over 95 days.

Inventory

Inventory consists of finished goods and is carried at the lower of cost or realizable value on a first in first out basis. The company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of December 31, 2018 and 2017, the Company’s inventory reserve was $31,237 and $0, respectively.

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

Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.

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

Furniture and fixtures: 5 years

Manufacturing equipment and customer equipment: 3 years to 7 years

Leasehold improvements: 2 years

Vehicles 5 years

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $674,224 and $574,989, in research and development expenses for the years ended December 31, 2018 and 2017, respectively.

Shipping and Storage Costs

Shipping and handling costs are included in general and administrative expenses. For the years ended December 31, 2018 and 2017, shipping and handling costs totaled $864,871 and $619,871, respectively.

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

For the years ended December 31, 2018 and 2017 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2018 and 2017 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Stock Based Compensation

We calculate stock compensation in accordance with ASC Topic 718, Compensation-Stock Based Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee stock ownership plans

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income or stockholder’s equity.

Recent pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU leaves the accounting for the organization that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers”.

The Company has evaluated the effect of the standard on our financial statements. Based on our evaluation, we will have one material lease subject to adoption of this standard in our upcoming fiscal year. As disclosed in Note 14, we entered into a new office space lease that will take effect on April 1, 2019 and would expect to record a right-of-use asset and corresponding liability for amounts that approximate our future commitments of approximately $300,000. The Company does not plan to adopt the standard until the interim period ended March 31, 2019.

Note 2. Property Plant and Equipment

Major classes of property and equipment at December 31, 2018 and 2017 consist of the following:

	2018	2017
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,118,391	1,952,538
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,154,497	1,988,644
Less: accumulated depreciation	(1,190,846)	(665,657)
	1,963,651	1,322,987
Equipment not yet placed in service	536,605	437,903
Property and equipment, net of depreciation	$2,500,254	$1,760,890

We recorded depreciation expense related to these assets of $504,808 and $268,784 for the years ended December 31, 2018 and 2017, respectively.

Note 3. Intangible Assets

As of December 31, 2018, intangible assets consist of patent costs of $764,891, trademarks of $103,309 and accumulated amortization of $330,411.

As of December 31, 2017, intangible assets consist of patent costs of $764,891, trademarks of $88,853 and accumulated amortization of $266,801.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December, 2025. The amount charged to expenses for amortization of the patent costs was $63,610 and $62,099 for the years ended December 31, 2018 and 2017, respectively.

Estimated future amortization expense related to patents as of December 31, 2018, is as follows:

Total Amortization
Years ending December 31,
2019	$63,610
2020	63,610
2021	63,610
2022	63,610
2023	63,610
Later years	116,430
$434,480

Note 4. Related Parties

As disclosed below in Note 6, members of management and directors invested in company’s convertible notes; and in Note 9, members of management and directors have received shares of stock and options in exchange for services.

Note 5. Short-Term Notes Payable

In March 2018, we closed an offering of $250,000 in a short-term note payable. The short-term note bore 12% interest per annum with an original maturity date in September 2018 which was extended to December 31, 2018. During the three months ended September 30, 2018, the Company paid down $50,000 of the short term note, and the balance of $200,000 of the note payable was paid in full during December 2018.

Note 6. Convertible Notes (Related and Unrelated Party)

In March 2018, we closed an offering of $2,527,500 in convertible notes, Series CN Note 1 of 2, of which, management, directors and significant shareholders have invested $840,000. The convertible notes bear 10% interest per annum and are due and payable on March 14, 2020. The notes are convertible at any time prior to the due date into our common stock at conversion price of $0.88 per share or 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. In addition, the interest is convertible at any time prior to the due dates into our common stock at conversion price of 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no event lower than $0.60 per share. There were 1,331,583 warrants issued, in conjunction with the convertible note offering.

The fair value of the warrants, $0.17 per share ($220,548 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	54.82%
Risk Free interest rate	2.41%
Dividend yield (on common stock)	-

The value of $220,548 was recorded as a debt discount related to the issuance of the warrants.

In April 2018, we offered investors in our March 2018 Convertible Note (“Series CN Notes”) the opportunity to accelerate the issuance of certain warrants associated with the CN Notes. Pursuant to the acceleration offer, Series CN Notes investors who invested an additional 10% to 20% of the Series CN Note amount, immediately received an additional 25% warrant coverage on their initial CN Note investment, which would otherwise have been issued after one year. During April 2018, we closed the CN Note acceleration offer in the amount of $177,300 in convertible notes, of which, management, directors and significant shareholders have invested $30,000. The CN Note acceleration offer convertible notes bear 10% interest per annum and are due and payable on March 14, 2020. The notes are convertible at any time prior to the due date into our common stock at conversion price of $0.88 per share or 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. In addition, the interest is convertible at any time prior to the due dates into our common stock at conversion price of 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. There were 937,373 warrants issued in conjunction with the Series CN Note acceleration offer convertible note offering.

The fair value of the warrants, $0.25 per share ($235,519 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	55.49%
Risk Free interest rate	2.45%
Dividend yield (on common stock)	-

The value of $105,199 was recorded as a debt discount related to the issuance of the warrants as using the fair value would cause the debt discount to exceed the gross proceeds received.

In November and December 2018, three investors elected to convert their convertible note issued on March 14, 2018 into stock. The total debt converted was $453,000 and $30,459 accrued interest into 804,396 shares of stock.

The convertible notes consist of the following components as of the year-end:

December 31, 2018
Convertible notes	$2,704,800
Less: Debt discount (warrant value)	(325,747)
Less: Debt discount (derivative value)(Note 7)	(638,988)
Less: Debt discount (issuance costs paid)	(27,000)
Less: Note conversion	(453,000)
Add: Debt discount amortization	481,042
$1,741,107

In December 2018, we closed an offering of $1,363,200 in convertible notes, Series CN 2 of 2, of which, management, directors and significant shareholders have invested $560,000. The convertible notes bear 10% interest per annum and are due and payable on November 30, 2020. The notes are convertible at any time prior to the due date into our common stock at conversion price of $0.88 per share or 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no events lower than $0.60 per share. In addition, the interest is convertible at any time prior to the due dates into our common stock at conversion price of 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no event lower than $0.60 per share. There were 678,864 warrants issued, in conjunction with the convertible note offering.

The fair value of the warrants, $0.31 per share ($212,763 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	59.00%
Risk Free interest rate	2.83%
Dividend yield (on common stock)	-

The value of $212,763 was recorded as a debt discount related to the issuance of the warrants.

The convertible notes consist of the following components as of the year-end:

December 31, 2018
Convertible notes	$1,363,200
Less: Debt discount (warrant value)	(212,763)
Less: Debt discount (derivative value)(Note 7)	(697,186)
Less: Debt discount (issuance costs paid)	(23,700)
Add: Debt discount amortization	38,665
$468,216

As of December 31, 2018, the outstanding balances due of the Series CN Notes, net of all related debt discount, total $2,209,323. The related party convertible notes (net) and unrelated party convertible notes (net) represent $841,836 and $1,367,487, respectively as of December 31, 2018.

Future maturity of convertible notes at face value before effect of all discount, are as follow:

Total Convertible Notes
Years ending December 31,
2019	$-
2020	3,615,000
2021	-
2022	-
2023	-
$3,615,000

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a derivative liability and debt discount of $569,588 at March 14, 2018 related to the Series CN Convertible notes 1 of 2; $69,400 at April 11, 2018 related to the Series CN Notes Warrant Acceleration; and $697,186 at November 30, 2018 related to the Series CN Convertible note 2 of 2. The derivative liability was revalued at December 31, 2018 with a value of $1,325,653. The Company recorded a net loss of $87,630 for the year ended December 31, 2018 related to the derivative liability. The net loss consists of a $110,829 gain for a portion of the derivative liability being settled upon a note holders decision to convert their outstanding principal under the terms of the convertible note agreement to equity and a loss of $198,459 from the change in fair value.

The fair value of the derivative liability for CN Convertible Note 1 of 2 and CN Note Warrant Acceleration was calculated using the Black-Scholes model using the following assumptions.

	14-Mar-18	11-Apr-18	31-Dec-18
Expected life	2	1.96	1.20
Volatility (based on comparable company)	49.00%	53.93%	72.03%
Risk Fee interest rate	2.41%	2.32%	2.48%
Dividend yield (on common stock)	-	-	-

The fair value of the derivative liability for CN Convertible Note 2 of 2 was calculated using the Black-Scholes model using the following assumptions.

	30-Nov-18	31-Dec-18
Expected life	2	1.92
Volatility (based on comparable company)	61.17%	63.70%
Risk Fee interest rate	2.80%	2.48%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2017 to December 31, 2018:

December 31, 2017	$-
Initial value - March 14, 2018	569,588
Initial value - April 11, 2018	69,400
Initial value - November 30, 2018	697,186
Fair value of settlement from debt conversion	(208,980)
Loss from change in value	198,459
For the period ended December 31, 2018	$1,325,653

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liability	$-	-	1,325,653	$1,325,653

Note 8. Commitments and Contingencies

We lease office space under non-cancelable operating leases, which expires on March 31, 2019. The aggregate minimum requirements are as follows:

For years ending December 31,
2019	43,462
$43,462

We incurred lease expense of $167,530 and $132,620 for the years ended December 31, 2018 and 2017, respectively.

Note 9. Stockholders’ Equity

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

During the year ended December 31, 2018, we issued 180,265 shares of common stock, valued at $90,167 for services. We also issued 183,240 shares of our common stock, with a value of $100,000, to certain members of our Board of Directors in lieu of cash payments for Director fees. Also, we have 786,890 shares issued in connection with formerly issued restricted stock grants that vested during 2018. In addition, we issued 227,111 options to purchase our common stock to certain members of the Board of Directors in lieu of cash payments for Director fees, valued at $100,000. The exercise price of the options ranged from $0.50 to $0.595 per share, vest immediately, and are exercisable for periods of 8 years. In addition, we issued 1,315,000 options to purchase our common stock to employees and executives. The exercise price of the options is $0.52 per share, vest after 3 years, and are exercisable for periods of 8 years.

The fair value of the options issued ($543,550, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	59.82%-70.29%
Risk Free interest rate	2.78%-2.93%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.47 and $0.52 per share

During the same period, we cancelled 321,183 options to purchase our common stock.

Holders of 1,933,333 warrants exercised those warrants for cash proceeds of $925,000 and received 1,933,333 shares of our common stock.

Holders of 250,000 N warrants elected to exercise those warrant on a cashless basis and received 84,488 shares of our common stock.

Holders of 737,887 options elected to exercise those warrants on a cashless basis and received 107,821 shares of our common stock.

The total amount of equity-based compensation included in additional paid in capital for the years ended December 31, 2018 and 2017 was $598,768 and $1,550,718, respectively,

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2018:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2017	5,862,442	.45 - .87		-
Issued	1,924,977	.40 - .79
Cancelled	(122,000)
Exercised	(950,000)
Outstanding December 31, 2017	6,715,419	.40 - .87
Issued	1,542,111	.50 - .60
Cancelled	(321,183)
Exercised	(508,333)
Outstanding December 31, 2018	7,428,014	.40 - .87	5.48

Exercisable , December 31 2018	3,586,396	.40 - .87	4.34	-

As of December 31, 2018, the Company has $698,701 of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 5.48 years.

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of December 31, 2018:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	21,029,808	$0.53 - $1.00	2.02	$-
Warrants issued in connection with private placement of notes	1,335,000	$1.00	2.00	$-
Warrants issued in connection with convertible note	2,940,779	$0.70	2.37	$-

Note 11. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2018 and 2017 is summarized below:

	2018	2017
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(922,100)	(746,700)
State	(144,700)	(117,200)
Total deferred	(1,066,800)	(863,900)
Change in valuation allowance	$1,066,800	$863,900

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2018	2017
Income tax provision at the federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	3.3%	3.3%
Permanent Difference	(2.5%)	(5.46%)
Effect of rate change	-%	(41.53%)
Effect of change in valuation allowance	(21.8%)	9.69%
	-%	-%

Components of the net deferred income tax assets at December 31, 2018 and 2017 were as follows:

	2018	2017
Net operating loss carryover	$7,969,000	$6,902,200
Valuation allowance	(7,969,000)	(6,902,200)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $7,969,000 and $6,902,200 allowance at December 31, 2018 and 2017, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current period is $1,066,800.

As of December 31, 2018, we have a net operating loss carry forward of approximately $32,795,300. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2030	$1,000
2031	$63,800
2032	$345,900
2033	$1,840,300
2034	$2,324,100
2035	$2,987,300
2036	$5,061,700
2037	$8,464,700
2038	$7,315,400
2039	$4,391,100

As of December 31, 2018, we did not have any significant unrecognized uncertain tax positions. The 2018 net operating loss carry forward of $4,391,100 does not expire under the Tax Cut and Job Act of 2017.

Note 12. Business Segments and Customer Concentrations.

During the years ended December 31, 2018 and 2017, we operated in one segment.

The following is a breakdown of customers representing more than 10% of sales for the year ended December 31, 2017:

	Revenue from customer	Percentage of total revenue
Customer A	$1,243,341	62.3%

The following is a breakdown of customers representing more than 10% of sales for the year ended December 31, 2018:

	Revenue from customer	Percentage of total revenue
Customer A	$1,465,189	32.84%
Customer B	522,512	11.71%

Note 13. Liquidity

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-K. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. As of December 31, 2018, we had $1,041,569 of cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in 2018 by $1.7 million, or 18%, as compared with 2017. In addition, in the first quarter of 2019, the Company completed $4.3 million of funding efforts. These efforts included a Private Placement Offering for common shares priced at .60 cents per share, resulting in the receipt of capital investment in the amount of $2.4 million and the issuance of 3,833,333 shares. In addition, the Company offered to reduce the exercise price on its I Warrants from $1 to .60 cents, for a limited time. During the time this offer was open, I Warrant holders converted 2,841,454 warrants at .60 cents, resulting in the receipt of capital investment in the amount of $1.7 million. In addition, during the first quarter of 2019, one investor exercised G series warrants, resulting in the receipt of capital investment in the amount of $180,000. In addition, during the first quarter of 2019, the Company settled certain Executive Deferred Compensation payments with a combination of cash and warrants. The total amount of Deferred Executive compensation settled is $730,869. One-third of that total or $243,623, was paid in cash. The remaining balance of $487,246 was settled by granting the Executives warrants exercisable for five years to purchase the Company’s stock at an exercise price of $0.70 per share, the closing price of our common stock on March 19, 2019, resulting in additional cash savings to the Company. Management has concluded that these actions have mitigated the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expect liquidity as planned.

Note 14. Subsequent Events

During the first quarter of 2019, the Company completed additional funding efforts, including a Private Placement Offering for common shares priced at $0.60 per share, resulting in the receipt of proceeds in the amount of $2.4 million and the issuance of 3,833,333 shares. In addition, during the first quarter of 2019, the Company offered to reduce the exercise price on its I Warrants from $1 to $0.60, for a limited time. During the time this offer was open, I Warrant holders converted 2,841,454 warrants at $0.60, resulting in the receipt of proceeds in the amount of $1.7 million. In addition, during the first quarter of 2019, one investor exercised G series warrants, resulting in the receipt of proceeds in the amount of $180,000, and the issuance of 300,000 shares. In total, during the first quarter of 2019, the Company has raised $4.3 million and issued 7,141,454 shares, and no additional warrants.

Effective March 31, 2019, the Company paid all outstanding Executive Deferred Compensation amounts. The total amount settled is $730,869, comprised of $603,294 outstanding at December 31, 2018, and $127,575 additional deferrals recorded during the first quarter of 2019. One-third of the total outstanding Executive Deferred Compensation amount, or $243,623, was paid in cash. The remaining balance was settled by granting the Executives a warrant exercisable for five years to purchase the Company’s stock at an exercise price of $0.70 per share, the closing price of our common stock on March 19, 2019. The total number of the warrants issued of 1,827,173 was determined using the Black Sholes valuation methodology, and by placing a fifty percent premium on the cash value of the remaining two thirds of total outstanding Executive Deferred Compensation as of March 31, 2019.

The Company entered into an agreement to lease office space, beginning April 1, 2019 through March 31, 2023. For the first twelve months base rent is $6,175 with annual increases of approximately 3%.

