Form 10-Q
period 2019-03-31
BARFRESH FOOD GROUP INC.
filed 2019-05-15
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

[  ] Yes [X] No

As of May 10, 2019, there were 130,085,820 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,907,307	$1,041,569
Accounts receivable, net	642,863	357,304
Inventory, net	1,197,941	1,226,463
Prepaid expenses and other current assets	121,254	98,457
Total current assets	4,869,365	2,723,793
Property, plant and equipment, net of depreciation	2,535,129	2,500,254
Intangible assets, net of amortization	521,887	537,789
Deposits	23,462	-
Total Assets	$7,949,843	$5,761,836

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$742,875	$1,101,882
Accrued expenses	163,259	175,259
Accrued payroll	-	638,706
Accrued vacation	146,929	155,586
Accrued Interest	196,842	-
Convertible note - related party, net of discount	685,756	-
Convertible note, net of discount	866,310	-
Derivative liabilities	973,021	-
Total current liabilities	3,774,992	2,071,433
Long term liabilities:
Accrued interest	45,191	190,475
Convertible note - related party, net of discount	239,992	841,836
Convertible note, net of discount	344,217	1,367,487
Derivative liabilities	758,644	1,325,653
Total liabilities	5,163,036	5,796,884

Commitments and contingencies (Note 5,6,7and 11)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 130,085,820 and 122,770,960 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	130	123
Additional paid in capital	46,787,709	41,118,649
Accumulated deficit	(44,001,032)	(41,153,820)
Total stockholders’ equity	2,786,807	(35,048)
Total Liabilities and Stockholders’ Equity	$7,949,843	$5,761,836

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Revenue	$834,534	$623,071
Cost of revenue	387,724	278,466
Depreciation of Manufacturing Equipment	12,106	11,584
Gross profit	434,704	333,021

Operating expenses:
General and administrative	2,003,444	2,094,664
Depreciation and Amortization	201,977	100,883
Total operating expenses	2,205,421	2,195,547

Operating loss	(1,770,717)	(1,862,526)

Other (income)/expenses
Other (income)/expenses /loss from derivative liability	406,012	444,736
Warrant modification	307,460	-
Interest	363,073	30,876
Total other expense	1,076,545	475,612

Net (loss)	$(2,847,262)	$(2,338,138)

Per share information - basic and fully diluted:
Weighted average shares outstanding	126,480,323	118,682,325
Net (loss) per share	$(0.02)	$(0.02)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Net Cash (used for) Operating Activities	(1,873,982)	(1,491,691)

Investing Activities
Purchase of property and equipment	(160,590)	(172,231)
Purchase of Intangibles	-	(2,293)
Net Cash (used for) Investing Activities	(160,590)	(174,524)

Financing Activities
Cash received for Warrant Exercises	1,500,310	-
Cash received for Stock	2,400,000
Issuance of short term notes	-	250,000
Issuance of convertible notes	-	2,503,200
Net Cash from Financing Activities	3,900,310	2,753,200

Net Change in Cash and Cash Equivalents	1,865,738	1,086,985

Cash and Cash Equivalents, Beginning of Year	1,041,569	1,304,916

Cash and Cash Equivalents, End of Year	$2,907,307	$2,391,901

Non Cash Financing and Investing Activities
Total property and equipment included in accounts payable	60,130	342,448
Discount on convertible notes	-	790,135
Convertible notes principal and interest settled through warrant exercise	384,563	-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at March 31, 2019 and 2018. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value.

Our financial instruments consist of cash, accounts receivable, accounts payable, derivative liabilities, and convertible notes. The carrying value of our financial instruments approximates their fair value, except for the derivative liability in which carrying value is fair value.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of March 31, 2019 and December 31, 2018, the company’s allowance for doubtful accounts was $61,788 and $61,788, respectively. The allowance was estimated based on evaluation of collectability of outstanding Accounts Receivable.

Inventory

Inventory consists of finished goods and is carried at the lower of cost or realizable value on a first in first out basis. The company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of March 31, 2019 and December 31, 2018, the Company’s inventory reserve was $31,237 and $31,237, respectively.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $156,199 and $190,341, in research and development expenses for the three-months ended March 31, 2019 and 2018, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in general and administrative expenses. For the three-month periods ended March 31, 2019 and 2018, shipping and handling costs totaled $98,339 and $138,248, respectively.

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

For the three-months ended March 31, 2019 and 2018 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At March 31, 2019 and 2018 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

The Company has evaluated the effect of the standard on our financial statements. Based on our evaluation, we will have one material lease subject to adoption of this standard, effective January 1, 2019. As disclosed in Note 7, we entered into a new office space lease that will take effect on April 1, 2019 and would expect to record a right-of-use asset and corresponding liability for amounts that approximate our future commitments of $258,140.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 2. Property Plant and Equipment

Major classes of property and equipment at March 31, 2019 and December 31, 2018:

	2019	2018
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,243,121	3,118,391
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,279,227	3,154,497
Less: accumulated depreciation	(1,376,921)	(1,190,846)
	1,902,307	1,963,651
Equipment not yet placed in service	632,822	536,605
Property and equipment, net of depreciation	$2,535,129	$2,500,254

We recorded depreciation expense related to these assets of $186,074 and $96,564 for the three-months ended March 31, 2019 and 2018, respectively. Depreciation expense in Cost of Goods Sold was $12,106 and $11,584 for three-months ended March 31, 2019 and 2018 respectively

Note 3. Intangible Assets

As of March 31, 2019, intangible assets consist of patent costs of $764,891, trademarks of $103,309 and accumulated amortization of $346,313.

As of December 31, 2018, intangible assets consist of patent costs of $764,891, trademarks of $103,309 and accumulated amortization of $330,411.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patents, which is December 2025. The amount charged to amortization was $15,902 and $15,902 for the three-months ended March 31, 2019 and 2018, respectively.

Estimated future amortization expense related to patents as of March 31, 2019, is as follows:

Total Amortization
Years ending December 31,
2019	$47,708
2020	63,610
2021	63,610
2022	63,610
2023	63,610
Later years	116,430
$418,578

Note 4. Related Parties

As disclosed below in Note 5, members of management and directors invested in the company’s convertible notes; and in Note 8, members of management and directors have received shares of stock and options in exchange for services.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 5. Convertible Notes (Related and Unrelated Party)

In March 2018, we closed an offering of $2,527,500 in convertible notes, Series CN Note 1 of 2, of which, management, directors and significant shareholders have invested $840,000. The convertible notes bear 10% interest per annum and are due and payable on March 14, 2020. The notes are convertible at any time prior to the due date into our common stock at a conversion price of $0.88 per share or 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no event lower than $0.60 per share. In addition, the interest is convertible at any time prior to the due dates into our common stock at conversion price of 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no event lower than $0.60 per share. There were 1,331,583 warrants issued, in conjunction with the convertible note offering.

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

In March 2019, an investor elected to exercise I-Warrants by using part of the investor’s convertible note. The total debt settled was $350,634 of principal and 33,929 of accrued interest.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The convertible notes consist of the following components as of December 31, 2018 and March 31, 2019:

	December 31, 2018	March 31, 2019
Convertible notes	$2,704,800	$2,704,800
Less: Debt discount (warrant value)	(325,747)	(325,747)
Less: Debt discount (derivative value)(Note 6)	(638,988)	(638,988)
Less: Debt discount (issuance costs paid)	(27,000)	(27,000)
Less: Note conversion/settlements	(453,000)	(803,634)
Add: Debt discount amortization	481,042	642,635
	$1,741,107	$1,552,066

In December 2018, we closed an offering of $1,363,200 in convertible notes, Series CN 2 of 2, of which, management, directors and significant shareholders have invested $560,000. The convertible notes bear 10% interest per annum and are due and payable on November 30, 2020. The notes are convertible at any time prior to the due date into our common stock at conversion price of $0.88 per share or 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no event lower than $0.60 per share. In addition, the interest is convertible at any time prior to the due dates into our common stock at a conversion price of 85% of the average closing price of the common stock over the twenty consecutive trading days immediately preceding the date of note holders’ election; but in no event lower than $0.60 per share. There were 678,864 warrants issued, in conjunction with the convertible note offering.

The fair value of the warrants, $0.31 per share ($212,763 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	59.00%
Risk Free interest rate	2.83%
Dividend yield (on common stock)	-

The value of $212,763 was recorded as a debt discount related to the issuance of the warrants.

The convertible notes consist of the following components as of December 31, 2018 and March 31, 2019:

	December 31, 2018	March 31, 2019
Convertible notes	$1,363,200	$1,363,200
Less: Debt discount (warrant value)	(212,763)	(212,763)
Less: Debt discount (derivative value)(Note 6)	(697,186)	(697,186)
Less: Debt discount (issuance costs paid)	(23,700)	(23,700)
Add: Debt discount amortization	38,665	154,658
	$468,216	$584,209

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

As of March 31, 2019, the outstanding balances due of the Series CN Notes, net of all related debt discount, total $2,136,276. The related party convertible notes (net) and unrelated party convertible notes (net) represent $925,749 and $1,210,527, respectively as of March 31, 2019.

Future maturity of convertible notes at face value before effect of all discount, are as follow:

Total Convertible Notes
Years ending December 31,
2019	$-
2020	3,264,366
2021	-
2022	-
2023	-
$3,264,366

Note 6. Derivative Liabilities

As discussed in Note 5, Convertible Notes, the Company issued Series CN Note acceleration offer convertible notes payable that provide variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock, therefore the number of shares of common stock issuable upon conversion of the promissory note is indeterminate.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a derivative liability and debt discount of $569,588 at March 14, 2018 related to the Series CN Convertible notes 1 of 2; $69,400 at April 11, 2018 related to the Series CN Notes Warrant Acceleration; and $697,186 at November 30, 2018 related to the Series CN Convertible note 2 of 2. The derivative liability was revalued at March 31, 2019 with a value of $1,731,665. The Company recorded a loss of $406,012 and $444,736 for the three-months ended March 31, 2019 and March 31, 2018 respectively related to the derivative liability.

The fair value of the derivative liability for CN Convertible Note 1 of 2 and CN Note Warrant Acceleration was calculated using the Black-Scholes model using the following assumptions.

	31-Dec-18	31-Mar-19
Expected life	1.20	0.96
Volatility (based on comparable company)	72.03%	102.60%
Risk Fee interest rate	2.48%	2.27%
Dividend yield (on common stock)	-	-

The fair value of the derivative liability for CN Convertible Note 2 of 2 was calculated using the Black-Scholes model using the following assumptions.

	31-Dec-18	31-Mar-19
Expected life	1.92	1.68
Volatility (based on comparable company)	63.70%	85.61%
Risk Fee interest rate	2.48%	2.27%
Dividend yield (on common stock)	-	-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2018 to March 31, 2019:

December 31, 2018	$1,325,653
Loss from change in value	406,012
For the period ended December 31, 2018	$1,731,665

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2018 and March 31, 2019.

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2018	$-	-	1,325,653	$1,325,653

	Level 1	Level 2	Level 3	Total
Derivative Liability March 31, 2019	$-	-	1,731,665	$1,731,665

Note 7. Commitments and Contingencies

We lease office space under non-cancelable operating lease which expires on March 31, 2019. Our periodic lease cost and operating cash flows for the three months ended March 31, 2018 and 2019 was $37,201 and $53,906, respectively. As of March 31, 2019, our right of use asset and related liability was $0.

Subsequently we entered into a new four-year lease as of April 1, 2019. The lease requires monthly payments of $6,173 for the first year and increases to $6,359 for year two, $6,549 for year three and $6,746 for year four. There are no renewal options, covenants or purchase options.

Once we record the lease as of April 1, 2019, we estimate future maturities of lease Liabilities to be (using a 10% discount rate which approximates our borrowing rate):

Twelve months ending April 1,
2020	$74,081
2021	$76,304
2022	$78,593
2023	$80,951
Total Lease payments	$309,929
Less Interest	$(51,789)
Present value of lease liabilities	$258,140

Note 8. Stockholders’ Equity

During the three-months ended March 31, 2019, we issued 134,984 shares of common stock, valued at $81,040 for services. We also issued 38,462 shares of our common stock, with a value of $25,000, to certain members of our Board of Directors in lieu of cash payments for Director fees. Also, we issued 161,133 options to purchase our common stock to certain members of the Board of Directors in lieu of cash payments for Director fees, valued at $75,000. The exercise price of the options is $0.65 per share, vest immediately, and are exercisable for periods of 8 years. In addition, we issued 105,000 options to purchase our common stock to employees. The exercise price of the options ranged from $0.65 to $0.69 per share, vest after 3 years, and are exercisable for periods of 8 years. In addition, we issued 4,000,000 shares of common stock for capital raise, valued at $2,400,000.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The fair value of the options issued ($39,447, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	63.83%-64.00%
Risk Free interest rate	2.47%-2.54%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.66 and $0.72 per share

During the same period, we cancelled 78,000 options to purchase our common stock.

Holder of 2,841,454 I warrants elected to exercise those warrant on a cash basis of $1,320,310 and cashless basis of $384,563 to offset convertible note and accrued interest; and received 2,841,454 shares of our common stock.

Holder of 300,000 G warrants elected to exercise those warrant on a cash basis of $180,000 and received 300,000 shares of our common stock.

During the first quarter of 2019, the Company completed additional funding efforts, including a Private Placement Offering for common shares priced at $0.60 per share, resulting in the receipt of proceeds in the amount of $2.4 million and the issuance of 4,000,000 shares.

During the first quarter of 2019, the Company settled certain Executive Deferred Compensation payments with a combination of cash and warrants. The total amount of Deferred Executive compensation settled is $771,113. One-third of that total or $243,623, was paid in cash. The remaining balance of $487,246 was settled by granting the Executives warrants exercisable for five years to purchase the Company’s stock at an exercise price of $0.70 per share.

The total amount of equity-based compensation included in additional paid in capital for the years ended March 31, 2019 and 2018 was $136,941 and $246,775, respectively,

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2019:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2019	7,428,014	.40 - .87	5.48	-
Issued	105,000	.65 - .69
Cancelled	(78,000)
Outstanding March 31, 2019	7,455,014	.40 - .87	5.27

Exercisable, March 31 2019	3,586,396	.40 - .87	4.07	-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The following is Changes in Stockholders’ Equity as of March 31, 2018 and March 31, 2019:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2018	118,690,527	$119	$37,992,799	$(33,830,997)	$4,161,921
Cashless exercise of options	8,812	-	-	-	-
Issuance of stock for services	99,206	-	100,000	-	100,000
Equity based compensation	-	-	246,775	-	246,775
Discount on convertible notes (warrants)	-	-	220,548	-	220,548
Net (loss) for the year	-	-	-	(2,338,138)	(2,338,138)
Balance March 31, 2018	118,798,545	$119	$38,560,122	$(36,169,135)	$2,391,106

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2019	122,770,960	$123	$41,118,649	$(41,153,820)	$(35,048)
Exercise of warrants	3,141,454	3	1,884,869		1,884,872
Issuance of stock for services	173,446	-	181,040	-	181,040
Equity based compensation	-	-	136,941	-	136,941
Warrants issued to Management	-	-	758,754	-	758,754
Issuance of stock for capital raise	4,000,000	4	2,399,996	-	2,400,000
Warrant modification	-	-	307,460	-	307,460
Net (loss) for the year	-	-	-	(2,847,262)	(2,847,262)
Balance March 31, 2019	130,085,860	$130	$46,787,709	$(44,001,032)	$2,786,807

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 9. Outstanding Warrants

The following is a summary of all outstanding warrants as of March 31, 2019:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	17,888,354	$0.53 - $1.00	1.70	$-
Warrants issued in connection with private placement of notes	1,335,000	$1.00	1.76	$-
Warrants issued in connection with convertible note	2,4680,259	$0.70	2.16	$-
Warrants issued in connection with settlement of deferred compensation	1,595,611	$0.70	5.00	$-

Note 10. Income Taxes

We account for income taxes in interim periods in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We have determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during our fiscal year to our best current estimate. As of March 31, 2019, the estimated effective tax rate for the year will be zero.

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

For the three-month periods ended March 31, 2019 and 2018, we did not have any interest and penalties associated with tax positions. As of March 31, 2019, we did not have any significant unrecognized uncertain tax positions.

Note 11. Liquidity

During the three months ended March 31, 2019, we used cash for operations of $1,873,982, and purchased equipment for $160,590. We raised cash from the issuance of stock in the amount of $2,400,000, and we received cash for the exercise of warrants in the amount of $1,550,310.

During the three months ended March 31, 2018, we used $1,491,691 of cash for operations, $172,231 for the purchase of equipment, and $2,293 for trademarks. We raised cash in the amount of $2,503,200 from the issuance of convertible notes, and $250,000 from the issuance of short term notes.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. As of March 31, 2019, we had $2,907,307 of cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in 2018 by $1.7 million, or 18%, as compared with 2017. In addition, in the first quarter of 2019, the Company completed $4.3 million of funding efforts. These efforts included a Private Placement Offering for common shares priced at .60 cents per share, resulting in the receipt of capital investment in the amount of $2.4 million and the issuance of 4,000,000 shares. In addition, the Company offered to reduce the exercise price on its I Warrants from $1 to .60 cents, for a limited time. During the time this offer was open, I Warrant holders converted 2,841,454 warrants at .60 cents, resulting in the receipt of capital investment in the amount of $1.7 million. In addition, during the first quarter of 2019, one investor exercised G series warrants, resulting in the receipt of capital investment in the amount of $180,000. In addition, during the first quarter of 2019, the Company settled certain Executive Deferred Compensation payments with a combination of cash and warrants. The total amount of Deferred Executive compensation settled is $771,113. One-third of that total or $243,623, was paid in cash. The remaining balance of $487,246 was settled by granting the Executives warrants exercisable for five years to purchase the Company’s stock at an exercise price of $0.70 per share, the closing price of our common stock on March 19, 2019, resulting in additional cash savings to the Company.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Net Cash Used For Operating Activities during the first quarter of 2019 was higher than is anticipated on a quarterly basis for the next twelve months. During the first quarter, the Company settled several large vendor payables and also made $243,623 in cash payments to settle a portion of deferred Executive Compensation amounts that had accrued over the prior 18 months. The Company’s forecast for the balance of 2019 reflect a significant improvement in cash flow from operations during the next twelve months, as the Company continues to increase contracts with school locations, military bases, and anticipates the roll-out of a National Account with over 2,500 locations. Additionally, the Company has implemented numerous cost reduction measures which will reduce cash expenses over the next twelve months, including relocation of its headquarters office, as well as entering into a new contract for personnel related services. These two measures alone will yield $200,000 per year in cash savings, and the Company continues to pursue additional measures to reduce cash expenses. Finally, the Company has received proposed Term Sheets from potential lenders for an ABL facility, and is of the view that an ABL facility will be available on acceptable terms, should the need arise.

The Company has $1.9 million of convertible short term debt coming due in March of 2020. Approximately half of this debt is held by insiders. The Company expects that if for any reason available cash upon maturity of this debt is not adequate to repay the convertible short term debt, that it will be able to refinance such debt, in particular the portion held by insiders.

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

Barfresh utilizes contract manufacturers to manufacture all of its products in the United States. Production lines are currently operational at two locations. The first location is in Salt Lake City, which currently produces both bulk easy pour and single serve products. Annual production capacity with this contract manufacturer is 14 million units per year. The second location is with Yarnell Operations, LLC., a subsidiary of Shulze and Burch, located in Arkansas. The Yarnell’s agreement, which was signed during February 2016, and secures the capacity to ramp up to an incremental production capacity of 100 million units. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

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

During the first quarter of 2019, the Company completed additional funding efforts, including a Private Placement Offering for common shares priced at $0.60 per share, resulting in the receipt of capital investment in the amount of $2.4 million and the issuance of 4,000,000 shares. In addition, during the first quarter of 2019 the Company offered to reduce the exercise price on its I Warrants from $1 to $0.60, for a limited time. During the time this offer was open, I Warrant holders converted 2,841,454 warrants at $0.60, resulting in the receipt of capital investment in the amount of $1.7 million. In addition, during the first quarter of 2019, one investor exercised G series warrants, resulting in the receipt of capital investment in the amount of $180,000, and the issuance of 300,000 shares. In total, during the first quarter of 2019 the Company has raised $4.3 million and issued 7,141,454 shares, and no additional warrants.

Currently we have 23 employees and 3 consultants. There are currently 14 employees selling our products.

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

Results of Operations

Results of Operation for Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

Revenue and cost of revenue

Revenue increased $211,463 (34%) from $623,071 in 2018 to $834,534 in 2019. The increase in revenue is primarily the result of the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 and has continued to gain momentum. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2019 was $399,830 as compared to $290,050 in 2018. Our gross profit was $434,704 (52%) and $333,021 (53%) for 2019 and 2018 respectively. We anticipate that our gross profit percentage to remain the same for the remainder of 2019.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $91,220 (4%) from $2,094,664 in 2018 to $2,003,444 in 2019. The following is a breakdown of our general and administrative expenses for the three months ended March 31, 2019 and 2018:

	three months ended	three months ended
	March 31, 2019	March 31, 2018	Difference
Personnel costs	$958,866	$897,803	$61,063
Stock based compensation/options	136,941	246,775	(109,834)
Legal and professional fees	58,997	107,371	(48,374)
Travel	111,759	83,848	27,911
Rent	37,201	53,906	(16,705)
Marketing and selling	159,429	160,380	(951)
Consulting fees	5,416	17,734	(12,318)
Director fees	62,500	62,500	-
Research and development	156,199	190,341	(34,142)
Shipping	98,339	138,248	(39,909)
Storage	51,307	27,823	23,484
Other expenses	166,490	107,935	58,555
	$2,003,444	$2,094,664	$(91,220)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased $61,063 (7%) from $897,803 to $958,866. Personnel expense in the first quarter of 2019 includes $190,746 of expense related to the settlement of Deferred Executive Compensation amounts that had accrued prior to the current period. Excluding this amount, Personnel Expense for the first quarter of 2019 would have decreased by $129,683, or 14%, as compared with the first quarter of 2018. During the fourth quarters of 2016 and 2017, we realigned ours sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. We had 28 full time employees at the end of the first quarter of 2018, and we currently have 23 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the current quarter was $136,941 a decrease of $109,834 or 45%, from the year ago quarter expense of $246,775. The decrease is primarily due to the timing of equity grants and the reduction in workforce. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $48,374 (45%) from $107,371 in 2018 to $58,997 in 2019. The decrease was primarily due to a timing of legal services required. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses increased $27,911 (33%) from $83,848 in 2018 to $111,759 in 2019. The increase is primarily due to the need for our in house sales force to travel more frequently in order to cover larger territories. We anticipate that travel expenses for the balance of this year will be comparable to the current quarter.

Rent expense for the first quarters of 2018 and 2019 was primarily for our location in Beverly Hills, California. Rent expense for the Beverly Hills office is approximately $14,488 per month. We leased office space at 8383 Wilshire Boulevard, Beverly Hills, California pursuant to a lease that commenced on November 1, 2016 and expired March 31, 2019. Beginning April 1, 2019, we have leased new office space at 3600 Wilshire Boulevard, Los Angeles, California, 90010, pursuant to a four year lease, at a monthly rental rate of $$6,173.

Marketing and selling expenses were $160,380 in 2018, and $159,429 in 2019. Marketing and selling expenses were primarily attributable to sales agent commissions.

Consulting fees were $5,416 in 2019, as compared with $17,734 in 2018. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the quarter. The need for future consulting services will be variable.

Director fees were $62,500 in 2018 and in 2019. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $34,142 (18%) from $190,341 in 2018 to $156,199 in 2019. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee, and for product development activity.

Shipping expense decreased $39,909 (29%) from $138,248 in 2018 to $98,339 in 2019. Shipping expense as a percentage of revenue decreased from 22% in 2018 to 12%in 2019. The improvement in shipping costs expense in 2019 is due to a number of factors, including the more efficient movement of inventory in larger loads whenever possible we anticipate that shipping expense as a percentage of sales will continue to improve during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Storage expense increased $23,484 (84%), from $27,823 in 2018 to $51,307 in 2019. The increase in storage costs was primarily due to increased costs associated with our forward warehouse program.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $1,770,717 and $1,862,526 for the three month periods ended March 31, 2019 and 2018, respectively.

Interest expense in the first quarter of 2019 was $363,073, and was $30,876 in the first quarter of 2018. Interest for the first quarter of 2019 relates to convertible debt that was issued during March and November of 2018, which bears interest at 10%. Interest for the first quarter of 2018 relates to convertible debt that was issued in March of 2018, which bears interest at 10%, and to a note payable in the amount of $250,000 that was issued on March 5, 2018, which bears interest at 12%. Interest expense in the first quarter of 2019 includes amortization of the value of warrants issued with the convertible debt in the amount of $277,587 in the first quarter of 2019, and $16,967 in the first quarter of 2018.

We had net losses of $2,847,262 and $2,338,138 in the three month periods ended March 31, 2019 and 2018.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we used cash for operations of $1,873,982, and purchased equipment for $160,590. We raised cash from the issuance of stock in the amount of $2,400,000 and we received cash for the exercise of warrants in the amount of $1,550,310.

During the three months ended March 31, 2018, we used $1,491,691 of cash for operations, $172,231 for the purchase of equipment, and $2,293 for trademarks. We raised cash in the amount of $2,503,200 from the issuance of convertible notes, and $250,000 from the issuance of short term notes.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-Q. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. As of March 31, 2019, we had $2,907,307 of cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in 2018 by $1.7 million, or 18%, as compared with 2017. In addition, in the first quarter of 2019, the Company completed $4.3 million of funding efforts. These efforts included a Private Placement Offering for common shares priced at .60 cents per share, resulting in the receipt of capital investment in the amount of $2.4 million and the issuance of 4,000,000 shares. In addition, the Company offered to reduce the exercise price on its I Warrants from $1 to .60 cents, for a limited time. During the time this offer was open, I Warrant holders converted 2,841,454 warrants at .60 cents, resulting in the receipt of capital investment in the amount of $1.7 million. In addition, during the first quarter of 2019, one investor exercised G series warrants, resulting in the receipt of capital investment in the amount of $180,000. In addition, during the first quarter of 2019, the Company settled certain Executive Deferred Compensation payments with a combination of cash and warrants. The total amount of Deferred Executive compensation settled is $771,113. One-third of that total or $243,623, was paid in cash. The remaining balance of $487,246 was settled by granting the Executives warrants exercisable for five years to purchase the Company’s stock at an exercise price of $0.70 per share, the closing price of our common stock on March 19, 2019, resulting in additional cash savings to the Company.

Net Cash Used For Operating Activities during the first quarter of 2019 was higher than is anticipated on a quarterly basis for the next twelve months. During the first quarter, the Company settled several large vendor payables and also made $243,623 in cash payments to settle a portion of deferred Executive Compensation amounts that had accrued over the prior 18 months. The Company’s forecast for the balance of 2019 reflect a significant improvement in cash flow from operations during the next twelve months, as the Company continues to increase contracts with school locations, military bases, and anticipates the roll-out of a National Account with over 2,500 locations. Additionally, the Company has implemented numerous cost reduction measures which will reduce cash expenses over the next twelve months, including relocation of its headquarters office, as well as entering into a new contract for personnel related services. These two measures alone will yield $200,000 per year in cash savings, and the Company continues to pursue additional measures to reduce cash expenses. Finally, the Company has received proposed Term Sheets from potential lenders for an ABL facility, and is of the view that an ABL facility will be available on acceptable terms, should the need arise.

The Company has $1.9 million of convertible short term debt coming due in March of 2020. Approximately half of this debt is held by insiders. The Company expects that if for any reason available cash upon maturity of this debt is not adequate to repay the convertible short term debt, that it will be able to refinance such debt, in particular the portion held by insiders.

Management has concluded that these actions have mitigated the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expect liquidity as planned.

As of April 1, 2019, we lease office space under a non-cancelable operating lease, which expires March 31, 2023.

The aggregate minimum requirements under non-cancelable leases as of April 1, 2019 are $309,928.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: May 15, 2019	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer (Principal Financial Officer)

