Form 10-Q
period 2019-06-30
BARFRESH FOOD GROUP INC.
filed 2019-08-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Wilshire Boulevard Suite 1720, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

As of August 12, 2019, there were 130,287,011 outstanding shares of common stock of the registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,268,315	$1,041,569
Accounts receivable, net	822,384	357,304
Inventory, net	907,366	1,226,463
Prepaid expenses and other current assets	39,998	98,457
Total current assets	4,038,063	2,723,793
Property, plant and equipment, net of depreciation	2,507,647	2,500,254
Operating lease right-of-use assets, net	228,942	-
Intangible assets, net of amortization	506,166	537,789
Deposits	8,304	-
Total Assets	$7,289,122	$5,761,836

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$604,752	$1,101,882
Accrued expenses	279,690	175,259
Accrued payroll	76,314	638,706
Accrued vacation	145,511	155,586
Accrued interest	244,240	-
Lease liability	57,939	-
Convertible note - related party, net of discount	723,503	-
Convertible note, net of discount	913,997	-
Derivative liabilities	500,032	-
Total current liabilities	3,545,978	2,071,433
Long term liabilities:
Accrued interest	79,178	190,475
Lease liability	183,429	-
Convertible note - related party, net of discount	287,642	841,836
Convertible note, net of discount	412,561	1,367,487
Derivative liabilities	432,887	1,325,653
Total liabilities	4,941,675	5,796,884

Commitments and contingencies (Note 5,6 and 7)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 130,085,820 and 122,770,960 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	130	123
Additional paid in capital	46,922,315	41,118,649
Accumulated deficit	(44,574,998)	(41,153,820)
Total stockholders’ equity	2,347,447	(35,048)
Total Liabilities and Stockholders’ Equity	$7,289,122	$5,761,836

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenue	$1,382,665	$1,086,166	$2,217,199	$1,709,237
Cost of revenue	512,245	519,688	899,969	798,154
Depreciation of Manufacturing Equipment	19,374	18,752	31,480	30,336
Gross profit	851,046	547,726	1,285,750	880,747

Operating expenses:
General and administrative	1,785,820	2,229,262	3,789,264	4,323,925
Depreciation and Amortization	155,074	130,871	357,051	231,754
Total operating expenses	1,940,894	2,360,133	4,146,315	4,555,679

Operating loss	(1,089,848)	(1,812,407)	(2,860,565)	(3,674,932)

Other (income)/expenses
Gain/loss from derivative liability	(798,746)	(196,841)	(392,734)	247,896
Warrant modification	-	-	307,460	-
Interest	282,814	199,220	645,887	230,096
Total other expense/(income)	(515,932)	2,379	560,613	477,992

Net (loss)	$(573,916)	$(1,814,786)	$(3,421,178)	$(4,152,924)

Per share information - basic and fully diluted:
Weighted average shares outstanding	128,283,091	119,009,293	126,480,323	118,845,319
Net (loss) per share	$0.00	$(0.02)	$(0.03)	$(0.03)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(Unaudited)

	2019	2018
Net Cash (used for) Operating Activities	(2,354,225)	(2,732,466)

Investing Activities
Purchase of property and equipment	(319,157)	(678,287)
Proceeds from sale of equipment	-	37,968
Purchase of Intangibles	(182)	(6,062)
Net Cash (used for) Investing Activities	(319,339)	(646,381)

Financing Activities
Cash received for Warrant Exercises	1,500,310	-
Cash received for Stock	2,400,000	-
Issuance of short term notes	-	250,000
Issuance costs of convertible notes	-	(27,001)
Issuance of convertible notes	-	2,704,800
Net Cash from Financing Activities	3,900,310	2,927,799

Net Change in Cash and Cash Equivalents	1,226,746	(451,048)

Cash and Cash Equivalents, Beginning of Year	1,041,569	1,304,916

Cash and Cash Equivalents, End of Year	$2,268,315	$853,868

Non Cash Financing and Investing Activities
Total property and equipment included in accounts payable	12,661	-
Discount on convertible notes	-	966,989
Convertible notes principal and interest settled through warrant exercise	384,563	-
Operating lease right-of-use asset	241,555

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at June 30, 2019 and December 31, 2018. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of June 30, 2019 and December 31, 2018, the company’s allowance for doubtful accounts was $61,788 and $61,788, respectively. The allowance was estimated based on evaluation of collectability of outstanding accounts receivable.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Inventory

Inventory consists of finished goods and is carried at the lower of cost or realizable value on a first in first out basis. The company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of June 30, 2019 and December 31, 2018, the Company’s inventory reserve was $31,237 and $31,237, respectively.

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

Vehicles: 5 years

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

June 30, 2019

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $116,786 and $153,329, in research and development expenses for the three-months ended June 30, 2019 and 2018, respectively. For the six-month periods ended June 30, 2019 and 2018, research and development costs totaled $272,985 and $343,670, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in general and administrative expenses. For the three-month periods ended June 30, 2019 and 2018, shipping and handling costs totaled $155,055 and $278,787, respectively. For the six-month periods ended June 30, 2019 and 2018, shipping and handling costs totaled $253,394 and $434,422, respectively.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

For the three-months and six-months ended June 30, 2019 and 2018 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At June 30, 2019 and 2018 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency between periods presented. The reclassifications had no impact on net loss or stockholder’s equity.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

The Company has evaluated the effect of the standard on our financial statements. Based on our evaluation, we will have one material lease subject to adoption of this standard, effective January 1, 2019. As disclosed in Note 7, we entered into a new office space lease that took effect on April 1, 2019 and recorded a right-of-use asset and corresponding liability for amounts that approximate our future commitments of $241,555.

Note 2. Property Plant and Equipment

Major classes of property and equipment at June 30, 2019 and December 31, 2018:

	2019	2018
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,350,538	3,118,391
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,386,644	3,154,497
Less: accumulated depreciation	(1,511,819)	(1,190,846)
	1,874,825	1,963,651
Equipment not yet placed in service	632,822	536,605
Property and equipment, net of depreciation	$2,507,647	$2,500,254

We recorded depreciation expense related to these assets of $139,172 and $114,969 for the three-months ended June 30, 2019 and 2018, respectively and $325,246 and $199,949 for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense in Cost of Goods Sold was $19,374 and $18,752 for three-months ended June 30, 2019 and 2018 respectively and $31,480 and $30,336 for the six months ended June 30, 2019 and 2018 respectively.

Note 3. Intangible Assets

As of June 30, 2019, intangible assets consist of patent costs of $764,891, trademarks of $103,491 and accumulated amortization of $362,216.

As of December 31, 2018, intangible assets consist of patent costs of $764,891, trademarks of $103,309 and accumulated amortization of $330,411.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patents, which is December 2025. The amount charged to amortization was $15,902 and $15,902 for the three-months ended June 30, 2019 and 2018, respectively and $31,805 and $31,805 for the six months ended June 30, 2019 and 2018 respectively.

Estimated future amortization expense related to patents as of June 30, 2019, is as follows:

Total Amortization
Years ending December 31,
2019	$31,805
2020	63,610
2021	63,610
2022	63,610
2023	63,610
Later years	116,430
$402,675

Note 4. Related Parties

As disclosed below in Note 5, members of management and directors invested in the company’s convertible notes; and in Note 8, members of management and directors have received shares of stock and options in exchange for services.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

The convertible notes consist of the following components as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Convertible notes	$2,704,800	$2,704,800
Less: Debt discount (warrant value)	(325,747)	(325,747)
Less: Debt discount (derivative value)(Note 6)	(638,988)	(638,988)
Less: Debt discount (issuance costs paid)	(27,000)	(27,000)
Less: Note conversion/settlements	(803,634)	(453,000)
Add: Debt discount amortization	728,069	481,042
	$1,637,500	$1,741,107

The total shown in the above table of $1,637,500 at June 30, 2019, ties to the total shown in the balance sheet of Current Liabilities: Convertible Note – related party net of discount, of $723,503, and Convertible Note – net of Discount of $913,997. The total in the above table of $1,741,107 at December 31, 2018, plus the total from the table below of $468,216 ($2,209,323) ties to the total shown in the balance sheet of Long Term Liabilities: Convertible note – related party, net of discount of $841,836, and Convertible Note, net of discount, of $1,367,487.

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

The fair value of the warrants, $0.31 per share ($212,763 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	59.00%
Risk Free interest rate	2.83%
Dividend yield (on common stock)	-

The value of $212,763 was recorded as a debt discount related to the issuance of the warrants.

The convertible notes consist of the following components as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Convertible notes	$1,363,200	$1,363,200
Less: Debt discount (warrant value)	(212,763)	(212,763)
Less: Debt discount (derivative value)(Note 6)	(697,186)	(697,186)
Less: Debt discount (issuance costs paid)	(23,700)	(23,700)
Add: Debt discount amortization	270,652	38,665
	$700,203	$468,216

The total shown in the above table of $700,203 at June 30, 2019, ties to the total shown in the balance sheet of Current Liabilities: Convertible Note – related party net of discount, of $287,642, and Convertible Note – net of Discount of $412,561. The total in the first table above of $1,741,107 at December 31, 2018, plus the total from the second table above of $468,216 ($2,209,323) ties to the total shown in the balance sheet of Long Term Liabilities: Convertible note – related party, net of discount of $841,836, and Convertible Note, net of discount, of $1,367,487.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

As of June 30, 2019, the outstanding balances due of the Series CN Notes, net of all related debt discount, total $2,337,704. The related party convertible notes (net) and unrelated party convertible notes (net) represent $1,011,146 and $1,326,558, respectively as of June 30, 2019.

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a derivative liability and debt discount of $569,588 at March 14, 2018 related to the Series CN Convertible notes 1 of 2; $69,400 at April 11, 2018 related to the Series CN Notes Warrant Acceleration; and $697,186 at November 30, 2018 related to the Series CN Convertible note 2 of 2. The derivative liability was revalued at June 30, 2019 with a value of $932,919. The Company recorded a gain of $798,746 and $196,841 for the three-months ended June 30, 2019 and June 30, 2018 respectively and $392,734 and ($247,896) for the six-months ended June 30, 2019 and June 30, 2018 respectively related to the derivative liability.

The fair value of the derivative liability for CN Convertible Note 1 of 2 and CN Note Warrant Acceleration was calculated using the Black-Scholes model using the following assumptions.

	30-Jun-19	31-Dec-18
Expected life	0.71	1.20
Volatility (based on comparable company)	117.64%	72.03%
Risk Fee interest rate	1.75%	2.48%
Dividend yield (on common stock)	-	-

	30-Jun-19	31-Dec-18
Expected life	0.71	1.20
Volatility (based on comparable company)	117.64%	72.03%
Risk Fee interest rate	1.75%	2.48%
Dividend yield (on common stock)	-	-

The fair value of the derivative liability for CN Convertible Note 2 of 2 was calculated using the Black-Scholes model using the following assumptions.

	30-Jun-19	31-Dec-18
Expected life	1.43	1.92
Volatility (based on comparable company)	97.00%	63.70%
Risk Fee interest rate	1.75%	2.48%
Dividend yield (on common stock)	-	-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

	30-Jun-19	31-Dec-18
Expected life	1.43	1.92
Volatility (based on comparable company)	97.00%	63.70%
Risk Fee interest rate	1.75%	2.48%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2018 to June 30, 2019:

December 31, 2018	$1,325,653
Loss from change in value	(392,734)
For the period ended June 30,2019	$932,919

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2019 and June 30, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liability June 30, 2019	$-	-	932,919	$932,919

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2018	$-	-	1,325,653	$1,325,653

Note 7. Commitments and Contingencies

We lease office space under non-cancelable operating lease which expires on March 31, 2023. Our periodic lease cost and operating cash flows was $46,677 and $13,611 for the three months ended June 30, 2018 and 2019, respectively and $100,583 and $50,813 for the six months ended June 30, 2018 and 2019, respectively. As of June 30, 2019, our right of use asset and related liability was $228,942 and $241,368.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 3.75 years.

The following table presents the future operating lease payment as of June 30, 2019.

2019 (six months remaining)	$37,041
2020	$75,748
2021	$78,021
2022	$80,361
2023	$20,238
Total Lease payments	$291,409
Less: imputed interest	$(50,041)
Total lease liability	$241,368

Note 8. Stockholders’ Equity

During the six-months ended June 30, 2019, we issued 715,000 options to purchase our common stock to employees. The exercise price of the options ranged from $0.45 to $0.73 per share, vest after 3 years, and are exercisable for periods of 8 years.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

The fair value of the options issued ($202,500, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	70.29%-76.24%
Risk Free interest rate	2.30%-2.78%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.45 and $0.73 per share

During the same period, we cancelled 111,000 options to purchase our common stock.

The total amount of equity-based compensation included in additional paid in capital was $134,607 and $117,670 for the three-months ended June 30, 2019 and 2018 respectively and was $271,548 and $364,445 for the six-months ended June 30, 2019 and 2018 respectively,

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2019:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2019	7,428,014	.40 - .87	5.48	-
Issued	715,000	.45 - .73
Cancelled	(111,000)
Outstanding June 30, 2019	8,032,014	.40 - .87	5.23

Exercisable, June 30 2019	3,586,396	.40 - .87	3.82	-

The following is Changes in Stockholders’ Equity as of June 30, 2018 and June 30, 2019:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2018	118,690,527	$119	$37,992,799	$(33,830,997)	$4,161,921
Cashless exercise of options	107,821	-	-	-	-
Issuance of stock for services	99,206	1	100,000	-	100,000
Equity based compensation	675,000	-	364,445	-	364,445
Discount on convertible notes (warrants)	-	-	328,001	-	328,001
Net (loss) for the year	-	-	-	(4,152,924)	(4,152,924)
Balance June 30, 2018	119,572,554	$120	$38,785,245	$(37,983,921)	$800,691

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2019	122,770,960	$123	$41,118,649	$(41,153,820)	$(35,048)
Exercise of warrants	3,141,454	3	1,884,869		1,884,872
Issuance of stock for services	173,406	-	181,039	-	181,040
Equity based compensation	-	-	271,548	-	271,548
Warrants issued to Management	-	-	758,754	-	758,754
Issuance of stock for capital raise	4,000,000	4	2,399,996	-	2,400,000
Warrant modification	-	-	307,460	-	307,460
Net (loss) for the year	-	-	-	(3,421,178)	(3,421,178)
Balance June 30, 2019	130,085,820	$130	$46,922,315	$(44,574,998)	$2,347,447

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 9. Outstanding Warrants

The following is a summary of all outstanding warrants as of June 30, 2019:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	17,902,957	$0.53 - $1.00	1.67	$-
Warrants issued in connection with private placement of notes	1,335,000	$1.00	1.51	$-
Warrants issued in connection with convertible note	2,4680,259	$0.70	1.91	$-
Warrants issued in connection with settlement of deferred compensation	1,595,611	$0.70	4.76	$-

Note 10. Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of June 30, 2019, the estimated effective tax rate for the year will be zero.

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

For the six-month periods ended June 30, 2019 and 2018, we did not have any interest and penalties associated with tax positions. As of June 30, 2019, we did not have any significant unrecognized uncertain tax positions.

Note 11. Liquidity

Liquidity During the six months ended June 30, 2019: We used cash for operations of $2,354,225, and purchased equipment for $319,157. We raised cash from the issuance of stock in the amount of $2,400,000, and we received cash for the exercise of warrants in the amount of $1,500,310. During the six months ended June 30, 2018, we used $2,732,466 of cash for operations, $678,287 for the purchase of equipment, received $37,968 from the sale of equipment, and used $6,062 for trademarks. We raised cash in the amount of $2,677,799 from the issuance of convertible notes, net of issuance costs, and $250,000 from the issuance of short term notes.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

As of June 30, 2019, we had $2,268,315 of cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first six months of 2019 by $534,661, or 12.4%, as compared with the first six months of 2018. Cash used in operations in the second quarter of 2019 improved to $160,081 per month, as compared with $624,661 per month in the first quarter of 2019. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a National Account with over 2,500 locations. The Company has implemented numerous cost reduction measures which will reduce cash expenses over the next twelve months, including relocation of its headquarters office, as well as entering into a new contract for personnel related services. These two measures alone will yield $200,000 per year in cash savings, and the Company continues to pursue additional measures to reduce cash expenses. In addition, the Company has implemented new logistics arrangements which have already yielded substantial savings in the first half of 2019, which is expected to continue and accelerate over the next twelve months.

The Company has $1.8 million of convertible short term debt coming due in March of 2020. Approximately half of this debt is held by insiders. The Company expects that if available cash upon maturity of this debt is not adequate to repay the convertible short term debt, it will be able to extend the maturity date of that debt, in particular the portion held by insiders.

Management has evaluated these conditions, and concluded that there is substantial doubt over the Company’s ability to continue as a going concern. The actions discussed in this footnote could mitigate the substantial doubt raised by our historical operating results, and satisfying our liquidity needs twelve months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, or the ability to extend the maturity date of the debt that is maturing in March of 2020.

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

The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has recently launched a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. The Company currently provides its products to over 400 school locations. In addition, the Company recently received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and has begun to sell its bulk Easy Pour product into a number of military bases in the United States. The Company currently provides its products to over 150 military base locations.

Domestic and international patents and patents pending are owned by Barfresh, as well as related trademarks for all of the single serve products. Patent rights have been granted in 13 jurisdictions including the United States. In addition, the Company has purchased all of the trademarks related to the patented products.

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors. Barfresh’s primary broadline distribution arrangement is through an exclusive nationwide agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into during July 2014, and the exclusivity provisions of the contract were renewed for an additional two year term on October 2, 2017.

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

The Company also sells to broadline distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. Pursuant to that agreement, all Barfresh products are included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi- unit chain operator’s nominated distributor for our products. On October 2, 2017, the exclusivity provisions of the Sysco agreement were extended for an additional two year period, and expanded to cover bulk easy pour products, on a non-exclusive basis.

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

Barfresh utilizes contract manufacturers to manufacture all of the products in the United States. Production lines are currently operational at two locations. The first location is in Salt Lake City, which currently produces bulk easy pour products. The second location is with Yarnell Operations, LLC., a subsidiary of Shulze and Burch, located in Arkansas. The Yarnell’s agreement, which was signed during February, 2016, secures the capacity to ramp up to an incremental production capacity of 100 million units. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

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

Currently we have 24 employees, 1 part time employee, and 1 consultant. There are currently 14 employees selling our products.

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

5)	Recognize Revenue when or as the Company satisfies a performance obligation

The Company recognizes revenue from the sale of frozen beverages when title and risk of loss passes, and the customer accepts the goods, which generally occurs at delivery. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfillment costs and presented in distribution, selling and administrative costs.

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

Results of Operations

Results of Operation for Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

Revenue and cost of revenue

Revenue increased $296,499 (27%) from $1,086,166 in the three months ended June 30, 2018 to $1,382,665 in the three months ended June 30, 2019. The increase in revenue is primarily the result of the increasing popularity of our bulk Easy Pour product which was initially rolled out during the first quarter of 2017 and has continued to gain momentum, especially with school and military locations. Our products continue to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for the three months ended June 30, 2018 was $538,440 as compared to $531,619 for the three months ended June 30, 2019. Our gross profit was $547,726 (50.4%) for the three months ended June 30, 2018, and improved to $851,046 (61.6%) for the three months ended June 30, 2019. This improvement was driven by a number of factors, including leverage due to larger scale of production and product mix. We anticipate that our gross profit percentage for the remainder of 2019 will be comparable to the first half of 2019, or about approximately 58%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $443,442 (20%) from $2,229,262 in the three months ended June 30, 2018, to $1,785,820, in the three months ended June 30, 2019. The improvement is driven by a number of factors, including lower personnel expenses resulting from the realignment of our sales force, increased efficiencies in our distribution network, lower rent expense resulting from the relocation of our headquarters office, and other cost savings initiatives. The following is a breakdown of our general and administrative expenses for the three months ended June 30, 2019 and 2018:

	three months ended	three months ended
	June 30, 2019	June 30, 2018	Difference
Personnel costs	$687,994	$839,866	$(151,872)
Stock based compensation/options	134,607	117,670	16,937
Legal and professional fees	134,751	132,353	2,398
Travel	99,108	127,312	(28,204)
Rent	13,612	46,677	(33,065)
Marketing and selling	146,106	305,634	(159,528)
Consulting fees	28,083	17,925	10,158
Director fees	67,837	50,000	17,837
Research and development	116,786	153,329	(36,543)
Shipping	155,055	278,787	(123,731)
Storage	37,573	14,487	23,086
Other expenses	164,308	145,222	19,086
	1,785,821	2,229,262	(443,442)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $151,872 (18%) from $839,866 to $687,994. We had 25 full time employees and 3 consultants at the end of the second quarter of 2018, and we currently have 24 full time employees, 1 part time employee and 1 consultant.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the current quarter was $134,607, an increase of $16,937, or 14%, from the year ago quarter expense of $117,670. The increase is primarily due to the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees increased $2,398 (2%) from $132,353 in the three months ended June 30, 2018, to $134,751 in the three months ended June 30, 2019. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses decreased $28,204 (22%) from $127,312 in the three months ended June 30, 2018, to $99,108 in the three months ended June 30, 2019. The decrease is primarily due to reduction in travel costs associated with the reduced number of employees, as well as an increased management focus on controlling spending. We anticipate that travel expenses for the balance of this year will be comparable to the current quarter.

Rent expense decreased 71%, from $46,677 in the three months ended June 30, 2018, to $13,612 in the three months ended June 30, 2019. This improvement in rent expense results from the relocation of our headquarters office effective April 1, 2019, to our current location, at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new four year lease with monthly rent beginning at $6,547, as compared with $14,488 at our prior location.

Marketing and selling expenses decreased $159,528 (52%) from $305,634 in the three months ended June 30, 2018, to $146,106 in the three months ended June 30, 2019. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreement.

Consulting fees were $28,083 in the three months ended June 30, 2019, as compared with $17,925 in the three months ended June 30, 2018. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the quarter. The need for future consulting services will be variable.

Director fees increased $17,837 from $50,000 in the three months ended June 30, 2018, to $67,837 in the three months ended June 30, 2019. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $36,543 (24%) from $153,329 in the three months ended June 30, 2018, to $116,786 in the three months ended June 30, 2019. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The decrease in research and development expense was primarily driven by timing of research activities.

Shipping expense decreased $123,731 (44%), from $278,787 in the three months ended June 30, 2018, to $155,055 in the three months ended June 30, 2019. Shipping expense as a percentage of revenue decreased from 26% in the three months ended June 30, 2018, to 11% in the three months ended June 30, 2019. The improvement in shipping expense is primarily due to the restructuring of our product distribution system, to move away from a forward warehouse system, in favor of a much higher utilization of a third party re-distribution system We anticipate that shipping expense as a percentage of sales will continue to improve during the balance of the year, as the Company continues to take advantage of more efficient distribution arrangements.

Storage expense increased $23,086 (159%), from $14,487 in the three months ended June 30, 2018 to $37,573 in the three months ended June 30, 2019. The increase in storage costs was primarily due to costs associated with the phase out of our forward warehouse program.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $1,089,848 and $1,812,407 for the three months ended June 30, 2019 and 2018, respectively. The improvement of $722,559, or 40%, was primarily due to higher gross profit margin on higher sales, and lower G&A expenses.

Gain/loss from derivative liability was a gain of $798,746 for the three months ended June 30 2019, as compared to a gain of $196,841 for the three months ended of June 30, 2018. The increase in the gain was due to the change in the company’s stock price.

Interest expense in the three months ended June 30, 2019 was $282,814, as compared with $199,220 for the three months ended June 30, 2018. Interest relates to convertible debt in the amount of $2,527,500 that was issued on March 14, 2018, and in the amount of $1,363,200 that closed during December, 2018, each of which bears interest at 10%, and to a note payable in the amount of $250,000 that was issued on March 5, 2018, which bears interest at 12%. Interest expense includes amortization of $201,429 of the value of warrants issued with the convertible debt.

We had net losses of $573,916 and $1,814,786 in the three month periods ended June 30, 2019 and 2018, respectively.

Results of Operation for Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

Revenue and cost of revenue

Revenue increased $507,962 (30%) from $1,709,237 in 2018 to $2,217,199 in 2019. The increase in revenue is primarily driven by the rollout of our new bulk Easy Pour product which began during the first quarter of 2017 which has continued to gain momentum, especially in the school and Military channels. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2018 was $828,490 as compared to $931,449 in 2019. Our gross profit was $880,747 (51.5%) and $1,285,750 (58%) for 2018 and 2019, respectively. We anticipate that our gross profit percentage for the remainder of 2019 will be approximately 58%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $534,661 (13%) from $4,323,925 in the first half of 2018 to $3,789,264 in the first half of 2019, with the improvement primarily driven by lower personnel expenses resulting from the realignment of our sales force. The following is a breakdown of our general and administrative expenses for the six months ended June 30, 2019 and 2018:

	six months ended	six months ended
	June 30, 2019	June 30, 2018	Difference
Personnel costs	$1,646,860	$1,737,671	$(90,811)
Stock based compensation/options	271,548	364,445	(92,897)
Legal and professional fees	193,748	239,724	(45,976)
Travel	210,867	211,160	(293)
Rent	50,813	100,583	(49,770)
Marketing and selling	305,535	466,014	(160,479)
Consulting fees	33,499	35,659	(2,161)
Director fees	130,337	112,500	17,837
Research and development	272,985	343,670	(70,685)
Shipping	253,394	434,422	(181,028)
Storage	88,880	24,923	63,957
Other expenses	330,799	253,154	77,625
	3,789,264	4,323,925	(534,661)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $90,811 (5%) from $1,737,671 in 2018, to $1,646,860 in 2019. During the fourth quarters of 2016 and 2017, we realigned ours sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. We had 25 full time employees and 3 consultants at the end of the second quarter of 2018, and we currently have 24 full time employees, 1 part time employee, and 1 consultant.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the six months ended June 30, 2019 was $271,548, a decrease of $92,897, or 26%, from the year ago period expense of $364,445. The decrease is primarily due to the reductions in our work force and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $45,976 (19%) from $239,724 in 2018 to $193,748 in 2019. The decrease was primarily due to a timing of legal services required. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses was $211,160 in 2018, and reduced slightly to $210,867 in 2019. We anticipate that travel expenses for the balance of this year will be about $30,000 lower than the first half of this year due to our increased focus on controlling costs.

Rent expense is primarily for our headquarter location, which was located in Beverly Hills, California during the first quarter of 2019. Rent expense for the Beverly Hills office was approximately $14,488 per month. Effective April 1, 2019, we relocated our headquarters office to our current location, at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new four year lease, with monthly rental cost of $6,173.50.

Marketing and selling expenses decreased $160,479 (34%) from $466,014 in 2018 to $305,535 in 2019. Lower marketing and selling expenses were due to changes that were made to certain sales commission agreement.

Consulting fees were $33,499 in 2019, as compared with $35,659 in 2018. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the period. The need for future consulting services will be variable.

Director fees increased $17,837 from $112,500 in 2018 to $130,337 in 2019. Annual director fees are $50,000 per non-employee director.

Research and development expenses decreased $70,685 (21%) from $343,670 in 2018 to $272,985 in 2019. These expenses relate to the services performed by our Director of Manufacturing and Product Development, consultants supporting that employee, and certain commissioning expenses at our contract manufacturing locations

Shipping expense decreased $181,028 (42%) from $434,422 in 2018 to $253,394 in 2019. Shipping expense as a percentage of revenue was comparable at 25.4% in 2018, and improved to 11.4% in 2019. The improvement in shipping expense is primarily due to the restructuring of our product distribution system, to move away from a forward warehouse system, in favor of a much higher utilization of a third party re-distribution system. We anticipate that shipping and storage expense as a percentage of sales will continue to improve during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Storage expense increased $63,957 (257%), from $24,923 in 2018 to $88,880 in 2019. The increase in storage costs was primarily due to costs associated with the phase out of our forward warehouse program.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $2,860,565 and $3,674,932 for the six month periods ended June 30 2019 and 2018, respectively. The improvement of $814,367 or 22.2%, was primarily due to higher gross margin percent on higher sales, and lower G&A expenses.

Gain/loss from derivative liability was a gain of $392,734 for the six months ended June 30 2019, as compared to a loss of $247,896 for the six months ended of June 30, 2018. The increase in the gain was due to the change in the company’s stock price. Interest expense for the six months ended June 30, 2019 was $645,887 and was $230,096 for the six months ended June 30, 2018. Interest relates to convertible debt in the amount of $2,527,500 that was issued on March 14, 2018, and in the amount of $1,363,200 that closed during December, 2018, each of which bear interest at 10%, and to a note payable in the amount of $250,000 that was issued on March 5, 2018, which bears interest at 12%, and to acceleration notes in the amount of $177,300, issued on April 11, 2018, which bear interest at 10%. Interest expense includes amortization of $479,015 of the value of warrants issued with the convertible debt.

We had net losses of $3,421,178 and $4,152,924 in the six month periods ended June 30, 2019 and 2018.

Liquidity and Capital Resources

Liquidity During the six months ended June 30, 2019: We used cash for operations of $2,354,225, and purchased equipment for $319,157. We raised cash from the issuance of stock in the amount of $2,400,000, and we received cash for the exercise of warrants in the amount of $1,500,310. During the six months ended June 30, 2018, we used $2,732,466 of cash for operations, $678,287 for the purchase of equipment, received $37,968 from the sale of equipment, and used $6,062 for trademarks. We raised cash in the amount of $2,677,799 from the issuance of convertible notes, net of issuance costs, and $250,000 from the issuance of short term notes.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

As of June 30, 2019, we had $2,268,315 of cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first six months of 2019 by $534,661, or 12.4%, as compared with the first six months of 2018. Cash used in operations in the second quarter of 2019 improved to $160,081 per month, as compared with $624,661 per month in the first quarter of 2019. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a National Account with over 2,500 locations. The Company has implemented numerous cost reduction measures which will reduce cash expenses over the next twelve months, including relocation of its headquarters office, as well as entering into a new contract for personnel related services. These two measures alone will yield $200,000 per year in cash savings, and the Company continues to pursue additional measures to reduce cash expenses. In addition, the Company has implemented new logistics arrangements which have already yielded substantial savings in the first half of 2019, which is expected to continue and accelerate over the next twelve months.

The Company has $1.8 million of convertible short term debt coming due in March of 2020. Approximately half of this debt is held by insiders. The Company expects that if available cash upon maturity of this debt is not adequate to repay the convertible short term debt, it will be able to extend the maturity date of that debt, in particular the portion held by insiders.

Management has evaluated these conditions, and concluded that there is substantial doubt over the Company’s ability to continue as a going concern. The actions discussed in this footnote could mitigate the substantial doubt raised by our historical operating results, and satisfying our liquidity needs twelve months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, or the ability to extend the maturity date of the debt that is maturing in March of 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1+	Amendment to Employment Agreement by and between Joseph S. Tesoriero and Barfresh Food Group, Inc. dated April 1, 2019 (filed herewith)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Accounting Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+Compensatory plan or arrangement

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: August 14, 2019	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Joseph S. Tesoriero
Joseph S. Tesoriero
Chief Financial Officer (Principal Financial Officer)

