Form 10-Q
period 2019-09-30
BARFRESH FOOD GROUP INC.
filed 2019-11-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Wilshire Blvd., Suite 1720, Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

As of November 8, 2019, there were 130,341,737 outstanding shares of common stock of the registrant.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not Applicable	Not Applicable

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,318,114	$1,041,569
Accounts receivable, net	1,201,862	357,304
Inventory, net	775,395	1,226,463
Prepaid expenses and other current assets	60,843	98,457
Total current assets	3,356,214	2,723,793
Property, plant and equipment, net of depreciation	2,520,689	2,500,254
Operating lease right-of-use assets, net	216,273	-
Intangible assets, net of amortization	490,967	537,789
Deposits	8,304	-
Total Assets	$6,592,447	$5,761,836

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$651,930	$1,101,882
Accrued expenses	238,695	175,259
Accrued payroll	143,834	638,706
Accrued vacation	129,826	155,586
Accrued interest	292,161	-
Lease liability	54,752	-
Convertible note - related party, net of discount	761,252	-
Convertible note, net of discount	961,684	-
Derivative liabilities	48,758	-
Total current liabilities	3,282,892	2,071,433
Long term liabilities:
Accrued interest	113,164	190,475
Lease liability	174,025	-
Convertible note - related party, net of discount	335,292	841,836
Convertible note, net of discount	480,905	1,367,487
Derivative liabilities	179,363	1,325,653
Total liabilities	4,565,641	5,796,884

Commitments and contingencies (Note 6,7,8 and 13)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 300,000,000 shares authorized; 130,341,737 and 122,770,960 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	130	123
Additional paid in capital	47,130,374	41,118,649
Accumulated deficit	(45,103,698)	(41,153,820)
Total stockholders’ equity	2,026,806	(35,048)
Total Liabilities and Stockholders’ Equity	$6,592,447	$5,761,836

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2019 and 2018

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenue	$1,565,176	$1,620,214	$3,782,375	$3,329,451
Cost of revenue	684,064	723,719	1,584,033	1,521,873
Depreciation of Manufacturing Equipment	29,905	18,175	61,385	48,511
Gross profit	851,207	878,320	2,136,957	1,759,067

Operating expenses:
General and administrative	1,661,258	2,139,064	5,450,522	6,462,989
Depreciation and Amortization	139,738	146,427	496,789	378,181
Total operating expenses	1,800,996	2,285,491	5,947,311	6,841,170

Operating loss	(949,789)	(1,407,171)	(3,810,354)	(5,082,103)

Other (income)/expenses
Other (income)/expenses (gain)/loss from derivative liability	(704,798)	5,911	(1,097,532)	253,807
Warrant modification	-	290,300	307,460	290,300
Interest	283,709	196,201	929,596	426,297
Total other expense	(421,089)	492,412	139,524	970,404

Net (loss)	$(528,700)	$(1,899,583)	$(3,949,878)	$(6,052,507)

Per share information - basic and fully diluted:
Weighted average shares outstanding	130,246,002	120,431,103	128,937,395	119,432,657
Net (loss) per share	$0.00	$(0.02)	$(0.03)	$(0.05)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

	2019	2018
Net Cash (used for) Operating Activities	(3,191,642)	(3,536,246)

Investing Activities
Purchase of property and equipment	(418,456)	(912,102)
Proceeds from sale of equipment	-	37,968
Purchase of Intangibles	(885)	(6,322)
Net Cash (used for) Investing Activities	(419,341)	(880,456)

Financing Activities
Cash received for Warrant Exercises	1,500,309	550,000
Cash received for Stock	2,400,000	-
Issuance of short term notes	-	250,000
Issuance costs of convertible notes	-	(27,000)
Issuance of convertible notes	-	2,704,800
Repayment of short term debt	-	(50,000)
Payments of operating leases	(12,781)	-
Net Cash from Financing Activities	3,887,528	3,427,800

Net Change in Cash	276,545	(988,902)

Cash, Beginning of Year	1,041,569	1,304,916

Cash, End of Year	$1,318,114	$316,014

Supplemental Disclosures of Cash Flow Information
Interest paid	-	-
Income taxes paid	-	-

Non Cash Financing and Investing Activities
Total property and equipment included in accounts payable	50,257	156,964
Discount on convertible notes (derivatives and warrants)	-	964,735
Convertible notes principal and interest settled through warrant exercise	384,563	-
Operating lease right-of-use asset	241,555	-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at September 30, 2019 and December 31, 2018. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of September 30, 2019 and December 31, 2018, the company’s allowance for doubtful accounts was $61,788 and $61,788, respectively. The allowance was estimated based on evaluation of collectability of outstanding accounts receivable.

Inventory

Inventory consists of finished goods and is carried at the lower of cost or realizable value on a first in first out basis. The company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of September 30, 2019 and December 31, 2018, the Company’s inventory reserve was $54,592 and $31,237, respectively.

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

2)	Identify the performance obligation in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer. For the Company, this consists of the delivery of frozen beverages, which provide immediate benefit to the customer.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to general and administrative and are expensed as incurred. We incurred $127,123 and $150,299, in research and development expenses for the three-months ended September 30, 2019 and 2018, respectively. For the nine-month periods ended September 30, 2019 and 2018, research and development costs totaled $400,108 and $493,969, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in general and administrative expenses. For the three-month periods ended September 30, 2019 and 2018, shipping and handling costs totaled $248,291 and $246,766, respectively. For the nine-month periods ended September 30, 2019 and 2018, shipping and handling costs totaled $501,685 and $681,188, respectively.

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

For the three-months and nine-months ended September 30, 2019 and 2018 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of any derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as gain/loss from derivative liability. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. We analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At September 30, 2019 and 2018 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

Stock Based Compensation

We calculate stock compensation in accordance with ASC Topic 718, Compensation-Stock Based Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee stock ownership plans.

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

The Company has evaluated the effect of the standard on our financial statements. Based on our evaluation, we have one material lease subject to adoption of this standard, effective January 1, 2019. As disclosed in Note 7, we entered into a new office space lease that took effect on April 1, 2019 and recorded a right-of-use asset and corresponding liability for amounts that approximate our future commitments of $241,555.

Note 2. Property Plant and Equipment

Major classes of property and equipment at September 30, 2019 and December 31, 2018:

	2019	2018
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,495,404	3,118,391
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,531,510	3,154,497
Less: accumulated depreciation	(1,647,310)	(1,190,846)
	1,884,200	1,963,651
Equipment not yet placed in service	636,489	536,605
Property and equipment, net of depreciation	$2,520,689	$2,500,254

We recorded depreciation expense related to these assets of $135,652 and $148,700 for the three-months ended September 30, 2019 and 2018, respectively and $460,898 and $378,985 for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense in Cost of Goods Sold was $29,905 and $18,175 for three-months ended September 30, 2019 and 2018 respectively and $61,385 and $48,511 for the nine months ended September 30, 2019 and 2018 respectively.

Note 3. Intangible Assets

As of September 30, 2019, intangible assets consist of patent costs of $764,891, trademarks of $104,194 and accumulated amortization of $378,118.

As of December 31, 2018, intangible assets consist of patent costs of $764,891, trademarks of $103,309 and accumulated amortization of $330,411.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patents, which is December 2025. The amount charged to amortization was $15,902 and $15,902 for the three-months ended September 30, 2019 and 2018, respectively and $47,707 and $47,707 for the nine months ended September 30, 2019 and 2018 respectively.

Estimated future amortization expense related to patents as of September 30, 2019, is as follows:

Total Amortization
Years ending December 31,
2019 (three months remaining)	$15,903
2020	63,610
2021	63,610
2022	63,610
2023	63,610
Later years	116,430
$386,773

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

In March 2019, an investor elected to exercise I-Warrants by using part of the investor’s convertible note. The total debt settled was $350,634 of principal and $33,929 of accrued interest.

The convertible notes consist of the following components as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Convertible notes	$2,704,800	$2,704,800
Less: Debt discount (warrant value)	(325,747)	(325,747)
Less: Debt discount (derivative value)(Note 6)	(638,988)	(638,988)
Less: Debt discount (issuance costs paid)	(27,000)	(27,000)
Less: Note conversion/settlements	(803,634)	(453,000)
Add: Debt discount amortization	813,505	481,042
	$1,722,936	$1,741,107

The total shown in the above table of $1,722,936 at September 30, 2019, ties to the total shown in the balance sheet of Current Liabilities: Convertible Note – related party net of discount, of $761,252, and Convertible Note – net of Discount of $961,684. The total in the above table of $1,741,107 at December 31, 2018, plus the total from the table below of $468,216 ($2,209,323) ties to the total shown in the balance sheet of Long Term Liabilities: Convertible note – related party, net of discount of $841,836, and Convertible Note, net of discount, of $1,367,487.

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

The fair value of the warrants, $0.31 per share ($212,763 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	59.00%
Risk Free interest rate	2.83%
Dividend yield (on common stock)	-

The value of $212,763 was recorded as a debt discount related to the issuance of the warrants.

The convertible notes consist of the following components as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Convertible notes	$1,363,200	$1,363,200
Less: Debt discount (warrant value)	(212,763)	(212,763)
Less: Debt discount (derivative value)(Note 6)	(697,186)	(697,186)
Less: Debt discount (issuance costs paid)	(23,700)	(23,700)
Add: Debt discount amortization	386,646	38,665
	$816,197	$468,216

The total shown in the above table of $816,197 at September 30, 2019, ties to the total shown in the balance sheet of Long-term Liabilities: Convertible Note – related party net of discount, of $335,292, and Convertible Note – net of Discount of $480,905. The total in the first table above of $1,741,107 at December 31, 2018, plus the total from the second table above of $468,216 ($2,209,323) ties to the total shown in the balance sheet of Long Term Liabilities: Convertible note – related party, net of discount of $841,836, and Convertible Note, net of discount, of $1,367,487.

As of September 30, 2019, the outstanding balances due of the Series CN Notes, net of all related debt discount, total $2,539,133. The related party convertible notes (net) and unrelated party convertible notes (net) represent $1,096,544 and $1,442,589, respectively as of September 30, 2019.

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a derivative liability and debt discount of $569,588 at March 14, 2018 related to the Series CN Convertible notes 1 of 2; $69,400 at April 11, 2018 related to the Series CN Notes Warrant Acceleration; and $697,186 at November 30, 2018 related to the Series CN Convertible note 2 of 2. The derivative liability was revalued at September 30, 2019 with a value of $228,121. The Company recorded a gain of $704,798 and a loss of ($5,911) for the three-months ended September 30, 2019 and 2018, respectively, and $1,097,532 and a loss of ($253,807) for the nine-months ended September 30, 2019 and 2018, respectively, related to the derivative liability.

The fair value of the derivative liability for CN Convertible Note 1 of 2 and CN Note Warrant Acceleration was calculated using the Black-Scholes model using the following assumptions.

	30-Sept-19	31-Dec-18
Expected life	0.46	1.20
Volatility (based on comparable company)	84.78%	72.03%
Risk Free interest rate	1.63%	2.48%
Dividend yield (on common stock)	-	-

The fair value of the derivative liability for CN Convertible Note 2 of 2 was calculated using the Black-Scholes model using the following assumptions.

	30-Sept-19	31-Dec-18
Expected life	1.18	1.92
Volatility (based on comparable company)	104.10%	63.70%
Risk Free interest rate	1.63%	2.48%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2018 to September 30, 2019:

December 31, 2018	$1,325,653
Loss from change in value	(1,097,532)
For the period ended September 30, 2019	$228,121

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2019 and September 30, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liability September 30, 2019	$-	-	228,121	$228,121

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2018	$-	-	1,325,653	$1,325,653

Note 7. Commitments and Contingencies

We lease office space under non-cancelable operating lease which expires on March 31, 2023. Our periodic lease cost and operating cash flows was $46,614 and $19,610 for the three months ended September 30, 2018 and 2019, respectively and $147,197 and $70,422 for the nine months ended September 30, 2018 and 2019, respectively. As of September 30, 2019, our right of use asset and related liability was $216,273 and $228,777.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 3.50 years.

The following table presents the future operating lease payment as of September 30, 2019.

2019 (three months remaining)	$18,520
2020	75,748
2021	78,021
2022	80,361
2023	20,238
Total Lease payments	272,888
Less: imputed interest	(44,111)
Total lease liability	$228,777

Note 8. Stockholders’ Equity

During the nine-months ended September 30, 2019, we issued 995,210 options to purchase our common stock to employees. The exercise price of the options ranged from $0.45 to $0.73 per share, vest after 3 years, and are exercisable for a period of 8 years.

The fair value of the options issued ($337,474, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	70.29%-77.19%
Risk Free interest rate	1.79%-2.78%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.45 and $0.73 per share

During the same period, we cancelled 402,333 options to purchase our common stock.

The total amount of equity-based compensation included in additional paid in capital was $67,185 and $209,082 for the three-months ended September 30, 2019 and 2018, respectively, and was $338,683 and $686,027 for the nine-months ended September 30, 2019 and 2018 respectively.

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2019:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2019	7,428,014	.40 - .87	5.48	-
Issued	995,210	.45 - .73
Cancelled	(402,333)
Outstanding September 30, 2019	8,020,891	.40 - .87	5.00

Exercisable, September 30 2019	3,706,606	.40 - .87	3.70	-

The following is Changes in Stockholders’ Equity as of September 30, 2018 and September 30, 2019:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2018	118,690,527	$119	$37,992,799	$(33,830,997)	$4,161,921
Exercise of warrants	1,100,000	1	549,999	-	550,000
Cashless exercise of options	107,821	-	-	-	-
Issuance of stock for services	183,240	-	200,000	-	200,000
Equity based compensation	675,000	1	500,025	-	500,026
Discount on convertible notes (warrants)	-	-	325,747	-	325,747
Warrant Modification	-	-	290,300	-	290,300
Net (loss) for the year	-	-	-	(6,052,507)	(6,052,507)
Balance September 30, 2018	120,756,588	$121	$39,858,870	$(39,883,504)	$(24,513)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2019	122,770,960	$123	$41,118,649	$(41,153,820)	$(35,048)
Exercise of warrants	3,196,180	3	1,884,869		1,884,872
Issuance of stock for services	374,597	-	321,914	-	321,914
Equity based compensation	-	-	338,732	-	338,732
Warrants issued to Management	-	-	758,754	-	758,754
Issuance of stock for capital raise	4,000,000	4	2,399,996	-	2,400,000
Warrant modification	-	-	307,460	-	307,460
Net (loss) for the year	-	-	-	(3,949,878)	(3,949,878)
Balance September 30, 2019	130,341,737	$130	$47,130,374	$(45,103,698)	$2,026,806

Note 9. Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2019:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	17,902,957	$0.53 - $1.00	1.48	$-
Warrants issued in connection with private placement of notes	1,335,000	$1.00	1.25	$-
Warrants issued in connection with convertible note	2,4680,259	$0.70	1.65	$-
Warrants issued in connection with settlement of deferred compensation	1,595,611	$0.70	4.50	$-

Note 10. Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of September 30, 2019, the estimated effective tax rate for the year will be zero.

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

For the nine-month periods ended September 30, 2019 and 2018, we did not have any interest and penalties associated with tax positions. As of September 30, 2019, we did not have any significant unrecognized uncertain tax positions.

Note 11. Liquidity

During the nine months ended September 30, 2019, we used cash for operations of $3,191,642, and purchased equipment for $418,456. We raised cash from the issuance of stock in the amount of $2,400,000, and we received cash for the exercise of warrants in the amount of $1,500,309. During the nine months ended September 30, 2018, we used $3,536,246 of cash for operations, $912,102 for the purchase of equipment, received $37,968 from the sale of equipment, and used $6,322 for trademarks. We raised cash in the amount of $2,677,800 from the issuance of convertible notes, net of issuance costs, $250,000 from the issuance of short-term notes, and $550,000 from the exercise of warrants.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has evaluated these conditions, and concluded that the mitigating actions discussed in this footnote are probable of occurring and mitigating the substantial doubt raised by our historical operating results, and satisfying our liquidity needs twelve months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, or the ability to extend the maturity date of the debt that is maturing in March of 2020.

As of September 30, 2019, we had $1,318,114 of cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first nine months of 2019 by $1,012,467, or 16%, as compared with the first nine months of 2018. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a National Account with over 2,500 locations. The Company has implemented numerous cost reduction measures which will reduce cash expenses over the next twelve months, including relocation of its headquarters office, as well as entering into a new contract for personnel related services. These two measures alone will yield $200,000 per year in cash savings, and the Company continues to pursue additional measures to reduce cash expenses. In addition, the Company has implemented new logistics arrangements which have already yielded substantial savings in the first nine months of 2019, which is expected to continue and accelerate over the next twelve months.

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

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors. Barfresh’s primary broadline distribution arrangement is through an exclusive nationwide agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into during July 2014, and the exclusivity provisions of the contract were renewed for an additional two year term on October 2, 2017. On October 2, 2019, the exclusive distribution agreement with Sysco expired, opening the possibility to expand distribution with other distributors outside of the Sysco system.

During 2016 and 2017 the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four of Barfresh’s single serve SKUs. On November 14, 2018, the Company announced that it had received approval for multiple products to be rolled out to a national restaurant chain with over 2,500 locations.

The Company also sells to broadline distributors that supply products to the food services market place. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. Pursuant to that agreement, all Barfresh products are included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi- unit chain operator’s nominated distributor for our products. On October 2, 2017, the exclusivity provisions of the Sysco agreement were extended for an additional two year period, and expanded to cover bulk easy pour products, on a non-exclusive basis. On October 2, 2019, the exclusive distribution agreement with Sysco expired, opening the possibility to expand distribution with other distributors outside of the Sysco system.

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

During November 2016, the Company received an equity investment from Unibel, the majority shareholder of the Bel Group (“Unibel”). The Bel Group is headquartered in Paris, France, with global operations in 33 countries, 30 production sites on 4 continents and nearly 12,000 employees. Its many branded products, including The Laughing Cow®, Mini Babybel® and Boursin®, are sold in over 130 countries around the world. Pursuant to the securities purchase agreement, Unibel purchased 15,625,000 shares of common stock at $0.64 per share (“Shares”) and warrants to purchase 7,812,500 shares of common stock (“Warrants”) for aggregate gross proceeds to Barfresh of $10 million. The Warrants are exercisable for a term of five years at a per share price of $.88 for cash. Pursuant to the Investor Rights agreement, Barfresh has registered the Shares and the Warrants, and Unibel was granted a seat on the Barfresh Board. This strategic investment provided Barfresh with necessary capital while leveraging Unibel’s more than 150 years of industrial expertise, innovative capabilities, world-class marketing and branding expertise to accelerate our growth in new and existing markets and product channels.

On February 14, 2018, we announced the private placement of convertible notes with gross proceeds of $4.1 million The closing shall be no later than five (5) business days after receipt of notice from the Company that it has achieved certain milestones establishing significant sales to national accounts. One milestone is that the Company shall have entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations. The first milestone was achieved on March 8, 2018, and according to the terms of the note the Company has received 60% of the principal amount. The remaining 40% of the principal amount was received upon achieving a second milestone on November 30, 2018.

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

Currently we have 22 employees, 1 part-time employee, and 2 consultants. There are currently 13 employees selling our products.

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

Leases

The Company adopted ASC Topic 842, effective January 1, 2019, which modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for in the same manner as operating leases under ASC Topic 840.

The Company determines whether a contract is or contains a lease at inception of the contract based on whether an identified asset exists and whether the Company has the right to obtain substantially all of the benefit of the assets and to control its use over the full term of the agreement. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, none of our leases provide a readily determinable implicit rate. Therefore, the Company estimated its incremental borrowing rate considering both the revolving credit rates and a credit notching approach to discount the lease payments based on information available at lease commencement. There are no material residual value guarantees and no restrictions or covenants included in the Company’s lease agreements. Certain of the Company’s leases include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days or another measure of usage and are not included in the calculation of lease liabilities and right-of-use assets.

Results of Operations

Results of Operation for Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

Revenue and cost of revenue

Revenue decreased $55,038 (3%) from $1,620,214 in 2018 to $1,565,176 in 2019. The overall revenue of the third quarter 2019 was comparable to third quarter in 2018. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2019 was $684,064 as compared to $723,719 in 2018. Our gross profit was $851,207 (54.4%) and $878,320 (54.2%) for 2019 and 2018, respectively. We anticipate that our gross profit percentage for the remainder of 2019 will be consistent with the most recent quarter.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $477,806 (22%) from $2,139,064 in 2018 to $1,661,258 in 2019, with the improvement primarily driven by marketing and selling expenses resulting from the renegotiation of our arrangement to certain sales commission agreements. The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2019 and 2018:

	three months ended September 30, 2019	three months ended September 30, 2018	Difference
Personnel costs	$639,555	$724,101	$(84,546)
Stock based compensation/options	67,135	134,082	(66,947)
Legal and professional fees	61,641	87,170	(25,529)
Travel	71,967	107,223	(35,256)
Rent	19,609	46,614	(27,005)
Marketing and selling	61,402	382,587	(321,185)
Consulting fees	53,207	17,450	35,757
Director fees	51,275	75,000	(23,725)
Research and development	127,123	150,299	(23,176)
Shipping and Storage	274,588	259,164	15,424
Other expenses	233,756	155,374	78,382
	$1,661,258	$2,139,064	$(477,806)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $84,546 (12%) from $724,101 to $639,555. We had 24 full time employees and 3 consultants at the end of the third quarter of 2018, and we currently have 22 full time employees, 1 part time employee and 2 consultants.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the current quarter was $67,135, a decrease of $66,947, or 50%, from the year ago quarter expense of $134,082. The decrease is primarily due to the termination of employees. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $25,529 (29%) from $87,170 in 2018 to $61,641 in 2019. The decrease was primarily due to reduced legal services required. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $35,256 (33%) from $107,223 in 2018 to $71,967 in 2019. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the balance of this year will be comparable to the current quarter.

Rent expense decreased 58%, from $46,614 in the three months ended September 30, 2018, to $19,609 in the three months ended September 30, 2019. Rent expense is primarily for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires March 31, 2023.

Marketing and selling expenses decreased $321,185 (84%) from $382,587 in 2018 to $61,402 in 2019. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreement.

Consulting fees were $53,207 in 2019, as compared with $17,450 in 2018. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the quarter. The need for future consulting services will be variable.

Director fees decreased $23,725 from $75,000 in 2018 to $51,275 in 2019. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $23,176, (15%) from $150,299 in 2018 to $127,123 in 2019. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The decrease in research and development expense was primarily driven by the reduction in labor hours.

Shipping and storage expense increased $15,424 (6%) from $259,164 in 2018 to $274,588 in 2019. Shipping and storage expense as a percentage of revenue increased from 16% in 2018 to 20% in 2019. The higher expense in 2019 is due to increased freight movement related to the consolidation of forward warehouses. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $949,789 and $1,407,171 for the three month periods ended September 30, 2019 and 2018, respectively. The improvement of $457,382, or 33%, was primarily due to lower G&A expenses.

The change in fair value of the derivative liability was a gain of $704,798 for the three months ended September 30 2019, as compared to a loss of $5,911 for the three months ended of September 30, 2018. The increase in the gain was due to the change in the Company’s stock price.

Interest expense in the third quarter of 2019 is $283,709. Interest relates to convertible debt in the amount of $2,527,500 that was issued on March 14, 2018, and in the amount of $1,363,200 that was issued on November 30, 2018, each of which bears interest at 10%. Interest expense includes amortization of $201,429 of the value of warrants issued with the convertible debt.

We had net losses of $528,700 and $1,899,583 in the three month periods ended September 30, 2019 and 2018.

Results of Operation for Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

Revenue and cost of revenue

Revenue increased $452,924 (14%) from $3,329,451 in 2018 to $3,782,375 in 2019. The increase in revenue is primarily the result of our new bulk Easy Pour product continued to gain momentum during the second and third quarter of 2019. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as the addition of new customers beyond the Sysco distribution network.

Cost of revenue for 2019 was $1,584,033 as compared to $1,521,873 in 2018. Our gross profit was $2,136,957 (57%) and $1,759,067 (53%) for 2019 and 2018, respectively. The improvement in gross margin was related to product mix. We anticipate that our gross profit percentage for the remainder of 2019 will be consistent with the most recent quarter.

Operating expenses

Our operations during 2019 and 2018 were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $1,012,467 (16%) from $6,462,989 in 2018 to $5,450,522 in 2019, with the improvement primarily driven by lower marketing, selling and personnel expenses resulting from the realignment of our sales force. The following is a breakdown of our general and administrative expenses for the nine months ended September 30, 2019 and 2018:

	nine months ended	nine months ended
	September 30, 2019	September 30, 2018	Difference
Personnel costs	$2,286,415	$2,461,772	$(175,357)
Stock based compensation/options	338,683	498,527	(159,844)
Legal and professional fees	255,389	362,894	(71,705)
Travel	282,834	318,383	(35,549)
Rent	70,422	147,197	(76,775)
Marketing and selling	366,937	848,601	(481,664)
Consulting fees	86,706	53,109	33,597
Director fees	181,612	187,500	(5,888)
Research and development	400,108	493,969	(93,861)
Shipping and Storage	616,862	718,509	(101,647)
Other expenses	564,554	408,528	156,026
	$5,450,522	$6,462,989	$(1,012,467)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $175,357 (7%) from $ 2,461,772 to $2,286,415. We realigned ours sales force to a more efficient model, by increasing the number of dedicated sales brokers that represent our products, and reducing the number of sales force employees. We had 24 full time employees and 3 consultants at the end of the third quarter of 2018, and we currently have 22 full time employees, 1 part time employee and 2 consultants.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the first nine months of 2019 was $338,683, a decrease of $159,884, or 32%, as compared with the first nine months of 2018, which was $498,527. The decrease in stock based compensation expense was primarily due to employee terminations and the decrease in the underlying stock price. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $71,705 (22%) from $362,894 in 2018 to $255,389 in 2019. We anticipate that legal fees related to our business and financing activities will increase as our business continues to grow.

Travel expenses decreased $35,549 (11%) from $318,383 in 2018 to $282,834 in 2019. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the balance of this year will continue to decline due the same factors impacting the first nine months of this year.

Rent expense is primarily for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We have entered into a lease for office space at 3600 Wilshire Boulevard, Los Angeles, California. The new lease commenced on April 1, 2019 and expires March 31, 2023.

Marketing and selling expenses decreased $481,664 (57%) from $848,601 in 2018 to $366,937 in 2019. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreements.

Consulting fees increased $33,597 (63%) from $53,109 in 2018 to $86,706 in 2019. Our consulting fees vary based on needs. We engage consultants in the areas of sales, operations and accounting. The need for future consulting services will be variable

Director fees decreased $5,888 from $187,500 in 2018 to $181,612 in 2019. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $93,861 (19%) from $493,969 in 2018 to $400,108 in 2019. The decrease in Research and Development Expense is driven by a reduced hours for research and development services.

Shipping and storage expense decreased $101,647 (47%) from $718,509 in 2018 to $616,862 in 2019. Shipping and storage expense as a percentage of revenue was 16% for 2019, and 22% for 2018. The higher expense in 2018 is due to a number of factors, including movement of inventory to new forward warehouses as the Company expanded its business into Canada, movement of sample inventory into position for trade shows and customer demonstrations, and special situation ordering of raw materials for production and R&D runs. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate increases in certain of these expenses, as our business continues to grow.

We had operating losses of $3,810,354 and $5,082,103 for the nine month periods ended 2019 and 2018, respectively.

The change in fair value of the derivative liability was a gain of $1,097,532 for the nine months ended September 30 2019, as compared to a loss of $253,807 for the nine months ended of September 30, 2018. The increase in the gain was due to the change in the company’s stock price.

Interest expense increased from $426,297 in 2018 to $929,596 in 2019. Interest relates to convertible debt in the amount of $2,527,500 that was issued on March 14, 2018, and in the amount of $1,363,200 that was issued on November 30, 2018, each of which bears interest at 10%. Interest expense includes amortization of $680,444 of the value of warrants issued with the convertible debt.

We had net losses of $3,949,878 and $6,052,507 in the nine month periods ended 2019 and 2018, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 2019, we used cash for operations of $3,191,642, and purchased equipment for $418,456. We raised cash from the issuance of stock in the amount of $2,400,000, and we received cash for the exercise of warrants in the amount of $1,500,309. During the nine months ended September 30, 2018, we used $3,536,246 of cash for operations, $912,102 for the purchase of equipment, received $37,968 from the sale of equipment, and used $6,322 for trademarks. We raised cash in the amount of $2,677,800 from the issuance of convertible notes, net of issuance costs, $250,000 from the issuance of short-term notes, and $550,000 from the exercise of warrants.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management has evaluated these conditions, and concluded that the mitigating actions discussed in this footnote are probable of occurring and mitigating the substantial doubt raised by our historical operating results, and satisfying our liquidity needs twelve months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, or the ability to extend the maturity date of the debt that is maturing in March of 2020.

As of September 30, 2019, we had $1,318,114 of cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first nine months of 2019 by $1,012,467, or 16%, as compared with the first nine months of 2018. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a National Account with over 2,500 locations. The Company has implemented numerous cost reduction measures which will reduce cash expenses over the next twelve months, including relocation of its headquarters office, as well as entering into a new contract for personnel related services. These two measures alone will yield $200,000 per year in cash savings, and the Company continues to pursue additional measures to reduce cash expenses. In addition, the Company has implemented new logistics arrangements which have already yielded substantial savings in the first nine months of 2019, which is expected to continue and accelerate over the next twelve months.

The Company has $1.9 million of convertible short term debt coming due in March of 2020. Approximately half of this debt is held by insiders. The Company expects that if available cash upon maturity of this debt is not adequate to repay the convertible short term debt, it will be able to extend the maturity date of that debt, in particular the portion held by insiders.

Management has evaluated these conditions and concluded that there is substantial doubt over the Company’s ability to continue as a going concern. The actions discussed in this footnote could mitigate the substantial doubt raised by our historical operating results, and satisfying our liquidity needs twelve months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, or the ability to extend the maturity date of the debt that is maturing in March of 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that as of September 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 11, 2019, Raffi Loussararian, age 51, was appointed Principal Accounting Officer of the Company. Mr. Loussararian has served as Vice President of Finance since July 29, 2019. Mr. Loussararian has 28 years of progressive finance and accounting experience. Most recently, Mr. Loussararian served in the role of Vice President of Finance and consulted for various beverage brands including Diabolo Beverage 2011- 2019 and Neurobrands from 2009- 2011. Prior to that, Mr. Loussararian served as Vice President Finance and Controller for LegalZoom 2006-2008 and eBay Rent.com from 2005-2006. Mr. Loussararian obtained his license as a Certified Public Accountant in California during his tenure at Ernst & Young from 1991-1995.

Since he commenced his employment with the Company, Mr. Loussararian has received an annual salary of $175,000. In addition, he is eligible to be considered for an incentive bonus for each fiscal/calendar year of the Company. The bonus will be awarded based on objective or subjective criteria established by the senior leadership team and approved by the Company’s Board of Directors. His target bonus is equal to 20% of his annual base salary. He was also granted options to purchase 150,000 shares of common stock of the Company pursuant to the Company’s stockholder approved equity compensation plan.

On October 7, 2019, the Company entered into a general release agreement with Joseph S. Tesoriero, its former Chief Financial Officer in connection with Mr. Tesoriero’s resignation from his position as Chief Financial Officer of the Company and the subsequent termination of his employment on September 20, 2019. Pursuant to the agreement, the expiration of Mr. Tesoriero’s vested stock options was extended from 90 days post-termination to the earlier of the remaining life of the options or 8 years. In addition, the agreement contains a general mutual release related to Mr. Tesoriero’s employment with Barfresh and customary confidentiality, non-disclosure, and non-disparagement provisions.

 We entered into a four-year lease with 300 Wilshire, LLC effective as of April 1, 2019 for commercial office space and relocation of our principal office. The lease requires monthly payments of $6,173 for the first year and increases to $6,359 for year two, $6,549 for year three and $6,746 for year four. There are no renewal options, covenants or purchase options.

The description of the general telease agreement and lease contained herein do not purport to be complete and are qualified in their entirety by reference to the complete text of the agreements, filed herewith as Exhibits 10.1 and 10.2, respectively.

Item 6. Exhibits.

Exhibit No.	Description

10.1	General Release Agreement between Barfresh Food Group, Inc. and Joseph S. Tesoriero dated October 7, 2019 (filed herewith) Lease between 300 Wilshire, LLC and Barfresh Food Group, Inc. dated March 24, 2019 (filed herewith)^

10.2	Lease between 300 Wilshire, LLC and Barfresh Food Group, Inc. dated March 24, 2019 (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Accounting Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

^ Compensatory plan or arrangement

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

BARFRESH FOOD GROUP INC.

Date: November 14, 2019	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Raffi Loussararian
Vice President of Finance (Principal Accounting Officer)

