Form 10-K
period 2019-12-31
BARFRESH FOOD GROUP INC.
filed 2020-04-13
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010, California	90010
(Address of principal executive offices)	(Zip Code)

310-598-7113

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
common stock, $0.000001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 28, 2019 was $31,628,382

As of April 6, 2020, there were 143,247,603 outstanding shares of common stock of the registrant.

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

The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. The Company is currently in contract to sell its bulk Easy Pour products into over three hundred schools. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and is currently in contract with and selling its bulk Easy Pour products into over one hundred military bases in the United States and abroad.

Domestic and international patents and patents pending are owned by Barfresh, as well as related trademarks for all of the single serve products. Patent rights have been granted in 13 jurisdictions including the United States. In addition, the Company has purchased all of the trademarks related to the patented products.

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors. Barfresh’s primary broadline distribution arrangement is through an exclusive nationwide agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor, which was entered into in July 2014.

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

Barfresh utilizes contract manufacturers to manufacture all of its products in the United States. Production lines are currently operational at two locations. The first location is in Salt Lake City, which currently produces both bulk easy pour and single serve products. Annual production capacity with this contract manufacturer is 14 million units per year. The second location is with Yarnell Operations, LLC., a subsidiary of Schulze and Burch Biscuit Co., located in Arkansas. The Yarnell’s agreement, which was signed during February 2016, and secures the capacity to ramp up to an incremental production capacity of 100 million units. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

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

Reorganization and Recapitalization

During January 2012, the Company entered into a series of transactions pursuant to which Barfresh Inc., a Colorado corporation (“Barfresh NV”), was acquired, spun-out prior operations to the former principal shareholder, completed a private offering of securities for an aggregate purchase price of approximately $1,000,000, conducted a four for one forward stock split and changed the name of the Company. The following describes the steps of this reorganization:

●	Acquisition of Barfresh NV. We acquired all of the outstanding capital stock of Barfresh NV in exchange for the issuance of 37,333,328 shares of our $0.000001 par value common stock pursuant to a Share Exchange Agreement between us, our former principal shareholder, Barfresh NV and the former shareholders of Barfresh NV. As a result of this transaction, Barfresh NV became our wholly owned subsidiary and the former shareholders of Barfresh NV became our controlling shareholders.

●	Spinout of prior business. Immediately prior to the acquisition of Barfresh NV, we spun-out our previous business operations to a former officer, director and principal shareholder, in exchange for all of the shares of our common stock held by that person. Such shares were cancelled immediately following the acquisition.

●	Financing transaction. Immediately following the acquisition of Barfresh, we sold an aggregate of 1,333,332 shares of our common stock and five-year warrants to purchase 1,333,332 shares of common stock at a per share exercise price of $1.50 in a private offering for gross proceeds of $999,998, less expenses of $26,895.

●	Change of name. Subsequent to the merger, we changed the name of the Company from Moving Box Inc. to Barfresh Food Group Inc. Barfresh Food Group Inc. has two direct subsidiaries; Barfresh Corporation, Inc, (formerly known as Smoothie, Inc.) and Barfresh, Inc.

●	Forward stock split. Subsequent to the merger, we conducted a four for one forward stock split of the Company’s common stock.

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

Research and Development

The Company incurred research and development expenses for the year ended December 31, 2019 in the amount of $538,391 and for the year ended December 31, 2018 in the amount of $674,224. The decrease in Research and Development expenses was primarily attributable to reduced activity in creating unique flavors for potential customers in our national account pipeline.

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

Employees

The Company currently has 17 employees and 2 consultants. There are currently 12 employees selling our products.

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

The impact of COVID-19 on the Company is evolving rapidly with events unfolding on a daily and weekly basis. The direct impact to our operations has begun to take affect at the close of the first quarter ended March 31, 2020. Specifically, our business has been impacted by dining bans targeted at restaurants to reduce the size of public gatherings. We have noted restaurant chains have closed operations and furloughed employees which would preclude our single serve products from being served at those establishments for a number of weeks. Furthermore, many school districts have closed regular attendance which could conceivably last to the end of the school year. This will directly impact the sales of our Bulk Product into that sales channel. Our headquarters are located in Los Angeles, California, where the entire state has been issued a “shelter in place” order from the Governor of California. Consequently, our staff in the headquarter office are working remotely until further notice. At this point, we have not experienced a disruption in the supply chain for manufacturing our products. The developments surrounding COVID-19 remain fluid and dynamic, and consequently, will require the Company to continue to monitor news headlines from government and health officials, as well as, the business community.

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

If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, sales and marketing programs, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We may require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, and other strategic alternatives; however, these options may not ultimately be available or feasible.

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

The recent global coronavirus outbreak could harm our business and results of operations.

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, customers, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to produce, transport, distribute and sell products is critical to our success.

Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as COVD-19 and influenza, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

In addition, our reliance on a limited number of manufacturers and suppliers could further increase this risk. Most of our suppliers and manufacturers produce similar products for other companies, and our products may represent a small portion of their businesses. Further, it takes a newly engaged manufacturer typically up to nine months of retrofitting/ preparation before it can begin producing our products. We have contracts in place to produce sufficient units to meet projected demand; however, if one of our manufactures fails to perform, we would be faced with a significant interruption in our supply chain. If one of our manufacturers or suppliers fails to perform or deliver products, for any reason, our sales and results of operations could be adversely affected. Furthermore, if we are unable to meet our customers’ demands due to a disruption in our supply chain, we may lose that customer which could adversely affect our business, financial condition and results of operations.

Our dependence on independent contract manufacturers could make management of our manufacturing and distribution efforts inefficient or unprofitable.

We are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements, which is customary in the contract manufacturing industry for comparably sized companies. Based on the cost structure and forecasted demand for the particular geographic area where our contract manufacturers are located, we continually evaluate which of our contract manufacturers to use. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product inventory than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements and our inventory levels may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spending and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

Increases in costs of packaging, ingredients and contract manufacturing tolling fees may have an adverse impact on our gross margin.

Packaging costs such as paper and aluminum cans have experienced industry wide price increases in the past and there is always the risk that the company’s co-packers increase their toll rates based on increases in their fixed and variable costs. If the Company is unable to pass on these costs, the gross margin will be significantly impacted.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

We have identified a material weakness in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2019, due to inadequate segregation of duties.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is inadequate segregation of duties.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the audit committee. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations.

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

When fewer shares of a security are being traded on the OTCQB, price volatility may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

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

Our common stock is currently quoted on the OTCQB. Our common stock is subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on a national exchange that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)

December 31, 2019	0.35	0.26
September 30, 2019	0.45	0.44
June 30, 2019	0.68	0.40
March 31, 2019	0.70	0.58
December 31, 2018	0.77	0.57
September 30, 2018	0.61	0.41
June 30, 2018	0.70	0.60
March 31, 2018	0.67	0.36

Holders

At April 6, 2020, there were 143,247,603 shares of our common stock outstanding. Our shares of common stock are held by 101 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act that were not included in a Quarterly Report on Form 10Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the period covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2019, with respect to equity securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	7,813,357	$0.60	6,986,643
Equity compensation plans not approved by security holders	-	$-	-

TOTAL	7,813,357	$0.60	6,986,643

Transfer Agent

Our transfer agent, Action Stock Transfer, is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, and its telephone number is (801) 274-1088.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal year ended December 31, 2019 and for the fiscal year ended December 31, 2018. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. The Company is currently in contract to sell its bulk Easy Pour products into over three hundred schools. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and is currently in contract to sell its bulk Easy Pour products into over one hundred military bases in the United States and abroad.

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

During 2016 and 2017 the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four Barfresh single serve skus. On November 14, 2018, the Company announced that it had received approval for multiple products to be rolled out to a national restaurant chain with over 2,500 locations.

On October 26, 2015, Barfresh signed a five-year agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present the Barfresh line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products are included as part of PepsiCo’s offerings to its significant customer base. The agreement facilitates access to potential National customer accounts, through introductions provided by PepsiCo’s one thousand plus person foodservice sales team. Barfresh products have become part of PepsiCo’s customer presentations at national trade shows and similar venues.

Barfresh utilizes contract manufacturers to manufacture all of the products in the United States. Production lines are currently operational at two locations. The first location is in Salt Lake City, which currently produces both bulk easy pour and single serve products. Annual production capacity with this contract manufacturer is 14 million units per year. The second location is with Yarnell Operations, LLC., a subsidiary of Schulze & Burch, located in Arkansas. The Yarnell’s agreement, which was signed during February 2016, and secures the capacity to ramp up to an incremental production capacity of 100 million units. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

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

The convertible notes are unsecured and have (i) a two-year term, (ii) a 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investor’s may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. If any principal amount remains outstanding after the one-year anniversary of the closing, investors will be granted an additional warrant with identical terms. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock. After the initial private placement, investors were offered the opportunity to accelerate the issuance of the additional warrant by increasing their convertible note investment by 10% to 20%. After the close of the first quarter 2018, a number of investors took advantage of this acceleration opportunity, resulting in an increase in the amount of the total convertible note by $177,300 and the issuance of 930,332 additional warrants. During the fourth quarter 2018, four of the convertible note investors elected to convert their notes into stock, with a total of $453,000 of convertible debt, plus accrued interest being converted into stock.

During the fourth quarter of 2018, one investor exercised 833,333 N warrants for cash, at $0.45 per share. $221,918 of the proceeds of that transaction were used to pay down a short term note payable, held by the same investor, in the amount of $200,000, plus accrued interest. The balance of the proceeds of the N warrant exercise, in the amount of $153,082 were received by the Company.

During the first quarter of 2019, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.60 per share, resulting in the receipt of capital investment in the amount of $2.4 million and the issuance of 4,000,000 shares. In addition, during the first quarter of 2019 the Company offered to reduce the exercise price on its I Warrants from $1 to $0.60, for a limited time. During the time this offer was open, I Warrant holders converted 2,841,454 warrants at $0.60, resulting in the receipt of capital investment in the amount of $1.7 million. In addition, during the first quarter of 2019, one investor exercised G series warrants, resulting in the receipt of capital investment in the amount of $180,000, and the issuance of 300,000 shares. In total, during the first quarter of 2019 the Company raised $4.3 million and issued 7,141,454 shares, and no additional warrants were issued.

On March 23, 2020, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment) resulting in the receipt of proceeds in the amount of $3.825 million and the issuance of 7,650,000 shares. The investors of this Private Placement Offering will be granted O warrants to be eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $0.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no eventless than $0.45 per share. The exercise price per share for each warrant will automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share.

In addition, the Company obtained a 24 month extension on $1,071,000 in principal, and conversion of $720,000 of principal of the Milestone I Convertible Notes at a conversion price of $0.50 per share. The remaining $110,166 was extended for thirty days. The interest rate on the principal balance of the extended Milestone I Convertible Notes was amended to 15%. Furthermore, the Company obtained a 12 month extension on $168,000 in principal, and conversion of $1,128,000 in principal of the Milestone II Convertible Notes. The remaining $67,200 was extended for thirty days. The Convertible Noteholders of the Milestone I and II Convertible Notes were granted additional interest depending upon their election to convert or extend their Convertible Notes.

Currently we have 17 employees and 2 consultants. There are currently 12 employees selling our products.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and is generally stated on the approved sales order. Variable consideration, which typically includes volume-based rebates or discounts, are estimated utilizing the most likely amount method.

4)

Allocate the transaction price to performance obligations in the contract

Since our contracts contain a single performance obligation, delivery of frozen beverages, the transaction price is allocated to that single performance obligation.

5)	Recognize Revenue when or as the Company satisfies a performance obligation

The Company recognizes revenue from the sale of frozen beverages when title and risk of loss passes and the customer accepts the goods, which generally occurs at the time of delivery to a customer warehouse. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfillment costs and presented in distribution, selling and administrative costs.

The company evaluated the requirement to disaggregate revenue and concluded that substantially all of its revenue comes from a single product, frozen beverages.

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

Results of Operations

Revenue and cost of revenue

Revenue increased $71,626, or 2%, from $4,235,159 in 2018 to $4,306,785 in 2019. Our products continue to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2019 was $1,928,210 as compared to $2,033,396 in 2018. Our gross profit was $2,313,209 (54%) and $2,144,664 (51%) for 2019 and 2018, respectively. This improvement was driven by a number of factors, including leverage due to larger scale of production and product mix. We anticipate that our gross profit percentage for 2020 will be comparable to that of 2019. Depreciation from manufacturing equipment was $65,366 and $57,099 for December 31, 2019 and 2018, respectively.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $962,859 (12%) from $7,813,425 in 2018 to $6,850,566 in 2019, with the improvement driven by lower personnel expenses resulting from reduced headcount, reduced stock-based compensation expense from terminated employees, and reduced marketing and selling expense from a renegotiated distribution agreement. The following is a breakdown of our general and administrative expenses for the years 2019 and 2018.

	Twelve months ended	Twelve months ended
	December 31, 2019	December 31, 2018	Change	Percent
Personnel costs	$2,837,685	$3,027,548	$(189,863)	(6)%
Stock based compensation/options	225,026	498,768	(273,742)	(55)%
Legal and professional fees	305,155	463,991	(158,836)	(34)%
Travel	358,455	432,140	(73,685)	(17)%
Rent	92,608	201,100	(108,492)	(54)%
Marketing and selling	568,107	750,059	(181,952)	(24)%
Consulting fees	118,971	60,359	58,612	97%
Director fees	245,386	241,000	4,386	2%
Research and development	538,391	674,224	(135,833)	(20)%
Shipping Expense and storage	751,237	864,871	(113,634)	(13)%
Other expenses	809,545	599,365	210,180	35%
	$6,850,566	$7,813,425	$(962,859)	(12)%

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes for the years 2019 and 2018 and continues to be our largest cost. Personnel cost decreased $189,863 (6%) from $3,027,548 to $2,837,685. At year end 2018 we had 26 full time employees, and we currently have 17 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees. Stock compensation for the current year was $225,026, a decrease of $273,742, or 55%, from the year ago expense of $498,768. The decrease is primarily due to reductions in our workforce and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased 34%, or $158,836, from $463,991 in 2018 to $305,155 in 2019. The decrease was primarily due to reduced legal services required. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $73,685 (17%) from $432,140 in 2018 to $358,455 in 2019. The decrease is primarily due to reduced travel associated with terminated employees. We anticipate that travel expenses for 2020 will be comparable to the current year.

Rent expense is primarily for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. During 2018 we leased office space at 8383 Wilshire Boulevard, Beverly Hills, California pursuant to a lease that commenced on November 1, 2016 and expired March 31, 2019, with monthly rent expense of $14,488. Effective April 1, 2019, we have entered into a new lease for office space located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010.

Marketing and selling expenses decreased $181,952 (24%) from $750,059 in 2018 to $568,107 in 2019. Lower marketing and selling expenses were primarily due to lower percentage commission associated with a renegotiated distribution agreement.

Consulting fees increased $58,612 (97%), from $60,359 in 2018, to $118,971 in 2019. The increase was due primarily to services related to consulting to improve sales operations. Our consulting fees vary based on needs. We engaged consultants in the areas of sales operations during the both 2019 and 2018. The need for future consulting services will be variable.

Director fees increased $4,386, or 2%, from $241,000 in 2018 to $245,386 in 2019 due to director and officer insurance premiums. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $135,833, (20%) from $674,224 in 2018 to $538,391 in 2019 due to reduced product development activity with national accounts and fewer market tests. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. These activities are primarily directed towards to development of new products.

Shipping and storage expense decreased $113,634 (13%) from $864,871 in 2018 to $751,237 in 2019. Shipping and storage expense as a percentage of revenue decreased from 20% in 2018 to 17% in 2019. This improvement is primarily due to the growth of the scale of our business, and the corresponding cost savings associated with freight movement. We anticipate that shipping and storage expense as a percentage of sales will continue to reduce in the future, as the Company continues to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. Other expense increased $210,180, from $599,364 in 2018 to $809,544 in 2019, driven mainly by equipment repair, recruiting, and insurance expense.

We had operating losses of $5,187,204 in 2019 and $6,180,080 in 2018. The improvement of $992,876 or 16%, was primarily due to higher gross profit margin, and lower G&A expenses.

Interest expense for 2019 is $1,213,263 relates to “Milestone 1” convertible debt in the amount of $2,704,800 that was issued on March 14, 2018, which bears interest at 10%, “Milestone 2” convertible debt in the amount of $1,363,200 that was issued on November 30, 2018, which bears interest at 10%. Of the Milestone 1 convertible debt, $453,000 of principal, and the accrued interest thereon, was converted into stock during the fourth quarter of 2018. The principal and accrued interest on the Note Payable in the amount of $250,000 was repaid during the fourth quarter of 2018. Interest expense for 2019 includes amortization of $881,871 of the value of warrants issued with the Milestone 1 and Milestone 2 convertible debt.

The change in fair value of the derivative liability resulted in a gain of $1,114,625 for the year ended December 31, 2019. The gain was driven by the decrease in the stock price of the Company.

The warrant modification was revalued at February 22, 2019 with a value of $849,505. The difference in fair value immediately before and after the modification of the warrant resulted in a loss of $307,460.

We had net losses of $5,593,302 and $7,322,823 for the years 2019 and 2018, respectively. This reduction in net loss, in the amount of $1,729,521, or 24%, is primarily attributable to the same factors that drove the improvement in operating losses, partially offset by certain non-cash charges, including higher interest, warrant modification, and gain from derivative liability, in 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had a working capital surplus of $146,337 as compared with a working capital surplus of $652,360 at December 31, 2018. The reduction in working capital surplus is primarily due to the reduction in inventory and an increase in accrued interest, partially offset by a reduction in accrued liabilities.

During the twelve-month period ended December 31, 2019, we used cash of $3,353,326 in operations, $466,216 for the purchase of equipment, and $5,324 for patents and trademarks. The Company received $1,500,357 in cash for warrant exercises, $2,400,000 in cash for issuance of stock and paid $25,686 in operating leases.

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

The convertible notes are unsecured and have (i) a two-year term, (ii) a 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investor’s may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. If any principal amount remains outstanding after the one-year anniversary of the closing, investors will be granted an additional warrant with identical terms. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock. After the initial private placement, investors were offered the opportunity to accelerate the issuance of the additional warrant by increasing their convertible note investment by 10% to 20%. After the close of the first quarter of 2018, a number of investors took advantage of this acceleration opportunity, resulting in an increase in the amount of the total convertible note by $177,300 and the issuance of 930,332 additional warrants. During the fourth quarter of 2018, four of the convertible note investors elected to convert their notes into stock, with a total of $453,000 of convertible debt, plus accrued interest being converted into stock.

During the fourth quarter of 2018, one investor exercised 833,333 N warrants for cash, at $0.45 per share. $221,918 of the proceeds of that transaction were used to pay down a short term note payable, held by the same investor, in the amount of $200,000, plus accrued interest. The balance of the proceeds of the N warrant exercise, in the amount of $153,082 were received by the Company.

During the first quarter of 2019, the Company completed additional funding including a Private Placement Offering for common shares priced at $0.60 per share, resulting in the receipt of capital investment in the amount of $2.4 million and the issuance of 4,000,000 shares. In addition, during the first quarter of 2019 the Company offered to reduce the exercise price on its I Warrants from $1 to $0.60, for a limited time. During the time this offer was open, I Warrant holders converted 2,841,454 warrants at $0.60, resulting in the receipt of capital investment in the amount of $1.7 million. In addition, during the first quarter of 2019, one investor exercised G series warrants, resulting in the receipt of capital investment in the amount of $180,000, and the issuance of 300,000 shares. In total, during the first quarter of 2019 the Company has raised $4.3 million and issued 7,141,454 shares, and no additional warrants.

On March 23, 2020, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment), resulting in the receipt of proceeds in the amount of $3.825 million and the issuance of 7,650,000 shares. The investors of this Private Placement Offering will be granted O warrants to be eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment) but in no event less than $0.45 per share. If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $0.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no eventless than $0.45 per share. The exercise price per share for each warrant will automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share. In addition, the Company obtained a 24 month extension on $1,071,000 in principal, and conversion of $720,000 of principal of the Milestone I Convertible Notes at a conversion price of $0.50 per share. The remaining $110,166 was extended for thirty days. The interest rate on the principal balance of the extended Milestone I Convertible Notes was amended to 15%. Furthermore, the Company obtained a 12 month extension on $168,000 in principal, and conversion of $1,128,000 in principal of the Milestone II Convertible Notes. The remaining $67,200 was extended for thirty days. The Convertible Noteholders of the Milestone I and II Convertible Notes were granted additional interest depending upon their election to convert or extend their Convertible Notes.

The impact of COVID-19 on the Company is evolving rapidly with events unfolding on a daily and weekly basis. The direct impact to our operations has begun to take affect at the close of the first quarter ended March 31, 2020. Specifically, our business has been impacted by dining bans targeted at restaurants to reduce the size of public gatherings. We have noted restaurant chains have closed operations and furloughed employees which would preclude our single serve products from being served at those establishments for a number of weeks. Furthermore, many school districts have closed regular attendance which could conceivably last to the end of the school year. This will directly impact the sales of our Bulk Product into that sales channel. Our headquarters are located in Los Angeles, California, where the entire state has been issued a “shelter in place” order from the Governor of California. Consequently, our staff in the headquarter office are working remotely until further notice. At this point, we have not experienced a disruption in the supply chain for manufacturing our products. The developments surrounding COVID-19 remain fluid and dynamic, and consequently, will require the Company to continue to monitor news headlines from government and health officials, as well as, the business community.

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

We have entered into a direct lease for new premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum requirements under the non-cancellable direct lease as of December 31, 2019 is $254,368.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Vice President Finance concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019, due to inadequate segregation of duties.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President Finance, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Vice President Finance concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the year ended December 31, 2019, there was a significant reduction in headcount, specifically in the areas of finance, operations and administration. The decrease in staffing gave rise to a material weakness over our internal control over financial reporting. The Company will evaluate the staffing necessary to reinstate the documentation standards sufficient to ensure proper implementation of internal control procedures over the coming quarters.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	42	President, Chief Executive Officer and Chairman
Raffi Loussararian	52	Vice President Finance
Steven Lang	67	Director
Arnold Tinter	74	Secretary and Director
Joseph M. Cugine	57	Director
Isabelle Ortiz-Cochet	58	Director
Alexander H. Ware	58	Director

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

Raffi Loussararian joined Barfresh as Vice President, Finance on July 29, 2019. He was appointed as the Principal Accounting Officer on September 11, 2019. Mr. Loussararian has 29 years of progressive finance and accounting experience. Most recently, Mr. Loussararian served in the role of Vice President of Finance and consulted for various beverage brands including Diabolo Beverage 2011- 2019 and Neurobrands from 2009- 2011. Prior to that, Mr. Loussararian served as Vice President Finance and Controller for LegalZoom 2006-2008 and eBay Rent.com from 2005-2006. Mr. Loussararian began his career at Ernst & Young from 1991-1995.

Mr. Loussararian holds a B.S. in Accounting and Finance from California State University, Northridge. Mr. Loussararian is a Certified Public Accountant in the State of California.

Qualifications: Mr. Loussararian has over 29 years of experience in corporate finance leadership positions.

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

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary of the Company on January 10, 2012. Mr. Tinter resigned his position as Chief Financial Officer on May 18, 2015, and served temporarily as Principal Accounting Officer. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc., is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He has been the chief financial officer and a director of other public companies: From 2012 to 2016, LifeApps Digital Media Inc. and Arvana Inc. From 2006 to 2010 he was the chief financial officer of Spicy Pickle Franchising, Inc. In all of the companies his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. From May 2015 to the present, he served as chief financial officer of Bambu Franchising LLC, LLC, a privately held company that is a franchisor of Vietnamese themed shoppes that serve drinks and deserts. Prior to 1990, Mr. Tinter was chief executive officer of Source Venture Capital, a holding company with investments in the gaming, printing and retail industries. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

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

Isabelle Ortiz-Cochet was appointed as director of the Company on December 16, 2016. She is the Chief Investment Officer for Unibel, parent company of Bel Group. Bel is an international France-based group, a world leader in branded cheese business and fruit pouches, with brands such as Laughing Cow, Mini-Babybel, Boursin or GoGo Squeez. In that position since January 2016, Ms. Ortiz-Cochet drives Unibel diversification strategy, and leads the investment portfolio development. She was previously VP Strategic Development at Bel Group Form September 2013 to December 2015. From 2007 to 2013, based out of Bel’s New York office, Ms. Ortiz-Cochet led the development of long term strategies in North and South America, as well as Marketing strategy in the region. Prior to that position, she held a number of leadership positions in marketing and global strategy at Bel out of the Paris office, at French, European and corporate levels. Isabelle began her career with Kimberly Clark in France. Isabelle earned a master’s degree from ESSEC Business School in France, and an executive MBA from HEC Business School, France.

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

Alexander H. Ware was appointed as director of the company on July 13, 2016. Since September 2018, Mr. Ware has served as President of Foodsby, Inc., a fast-growing meal ordering platform for office buildings. Previously, Mr. Ware served as the Interim President, Executive Vice President & Chief Financial Officer of Buffalo Wild Wings from 2016 to 2018. From 2012 to 2016, Mr. Ware was Executive Chairman of MStar Holding Corporation. Mr. Ware served as Interim Chief Executive Officer for MStar Holding Corporation in 2013. Prior to his time at MStar, he served as a Senior Advisor and previously as Executive Vice President of Strategic Development of Pohlad Companies, a family office, from 2010 to 2015. Starting in 1994, he served in increasing capacities at PepsiCo, then PepsiAmericas, Inc. culminating as Executive Vice President & Chief Financial Officer from 2005 to 2010. Previously, he was a Senior Associate at Booz Allen Hamilton, Inc. from 1990-1994. Mr. Ware received his Bachelor of Arts degree in Economics from Hampden-Sydney College and his Master of Business Administration from the Darden Graduate School of Business at University of Virginia. Mr. Ware currently serves on the board of MStar Holding Corporation and on the advisory board of Stonearch Capital.

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

On April 27, 2015, Smoothie, Inc. entered into an executive employment agreement with Joseph M. Cugine to serve as President of Smoothie, Inc. Pursuant to the employment agreement, Mr. Cugine will receive a base salary of $300,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Cugine will receive 8-year options to purchase up to 600,000 shares of Barfresh, one-half vesting on each of the second and third anniversaries of the date of Mr. Cugine’s employment agreement. In addition, he will receive up to an additional 500,000 performance options, on an annual basis. Mr. Cugine has agreed to reduce his salary to $25,000 annually, waived his rights to automatic performance bonuses and options not yet to be granted. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

The Company entered into an executive employment agreement with Raffi Loussararian on July 29, 2019, to which he agreed to serve as Vice President, Finance. Pursuant to the employment agreement, Mr. Loussararian received a base salary of $175,000 and performance bonuses of 25% of his base salary, based upon performance targets determined by the Board of Directors. In addition, Mr. Loussararian was granted 3-year options to purchase up to 150,000 shares of common stock of Barfresh. Option grants vest ratably according to the option schedule on each anniversary of the date of commencement of Mr. Loussararian’s employment. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until the earlier of resignation or removal.

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We determined, as of December 31, 2018, that five of our seven directors are independent, which constitutes a majority. One of our directors, Alice Elliot, resigned effective April 1, 2019, reducing the current number of directors to six, four of which are independent.

Board Committees

We currently have an audit committee, a compensation committee and a nominating and governance committee. The members of the audit committee are Arnold Tinter, Steven Lang, and Alexander Ware. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. Steven Lang, Arnold Tinter, and Alex Ware are independent members of the audit committee, as defined above. The members of the compensation committee are Arnold Tinter, Joe Cugine, and Riccardo Delle Coste. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The members of the nominating committee are Arnold Tinter, Steven Lang, and Isabelle Ortiz-Cachet. The nominating and governance committee is primarily responsible for overseeing corporate governance and for identifying, evaluating and recommending individuals to serve as directors of the company.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to the Company, have any material interest adverse to the Company or have been subject to legal, administrative or judicial orders, proceedings or decrees required to be disclosed.

Code of Ethics

Our Chief Executive Officer, and our Vice President Finance are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year, we believe that during the fiscal year ended December 31, 2019 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

●	Joseph Cugine, late filing of Form 4
●	Joseph Tesoriero, late filing of Form 4
●	Isabelle Ortiz-Cochet, late filing of Form 4

●	Alexander H. Ware, late filing of Form 4
●	Steve Lang, late filing of Form 4
●	Riccardo Delle Coste, late filing of Form 4

Each late filing reported one transaction unless otherwise indicated. None of our officers or directors submitted Form 5 filings.

Item 11. Executive Compensation.

Name and Principal Position	Period	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Riccardo Delle Coste, Chief Executive Officer	2019	350,000	(1)	-	-	82,500	(2)			10,800	(4)	443,300
	2018	350,000	(1)	-	-	92,500	(3)			10,800	(4)	453,300

Raffi Loussararian Vice President Finance	2019	74,936				51,000	(5)					125,936
	2018

Joseph Tesoriero, Chief Financial Officer	2019	105,738	(6)	-	-							105,738
	2018	290,000		-	-	92,500	(7)					382,500

1.	Of the salary earned, in 2019 $232,835 was paid and $117,165 was deferred and in 2018 $164,096 was paid and $185,904 was deferred.

2.	Represents a stock option grant 250,000 options shares issued 5/20/19 with an exercise price of $0.45, which vest ratably according to the option schedule on each anniversary over the next three years and are exercisable until 5/20/27.

3.	Represents a stock option grant 250,000 options shares issued 7/25/18 with an exercise price of $0.52, which vest ratably according to the option schedule on each anniversary over the next three years and are exercisable until 7/25/26.

4.	Represents the car allowance paid to Mr. Delle Coste

5.	Represents a stock option grant 150,000 shares issued 7/29/19 with an exercise price of .45 which vest ratably according to the option schedule on each anniversary over the next three years and are exercisable until 7/29/27.

6.	Of the salary earned, in 2019 $105,738 was paid and in 2018 $142,379 was paid and $147,621was deferred.

7.	Represents a stock option grant 250,000 options shares issued 7/25/2018 with an exercise price of $0.52, which vest ratably according to the option schedule on each anniversary over the next three years and are exercisable until 7/25/2026.

Outstanding Equity Awards at Fiscal Year-End Table

Option Awards							Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Riccardo Delle Coste	250,000	(1)			0.61	5/25/24
	125,000	(1)			0.72	11/25/24
	166,667	(2)	83,333	(2)	0.55	9/15/25
	83,333	(3)	166,667	(3)	0.52	7/26/26
			250,000	(4)	0.45	5/20/27

Raffi Loussararian	150,000	(5)			0.45	7/29/27

Joseph Tesoriero	500,000	(1)			0.82	5/1/23
	175,000	(1)			0.61	5/25/24
	54,567	(1)			0.72	11/25/24
	200,000	(1)			0.77	7/15/25
	116,667	(1)			0.55	9/15/25
	83,333	(1)			0.52	7/26/26

1.	Fully vested.

2.	Vest ratably in equal increments on 9/15/18, 9/15/19 and 9/15/20.

3.	Vest ratably in equal increments on 7/26/19, 7/26/20, and 7/26/21.

4.	Vest ratably in equal increments on 5/20/20, 5/20/21, and 5/20/22.

5.	Vest ratably in equal increments on 7/29/20, 7/29/21, and 7/29/22.

Compensation of Directors

The following table summarizes the compensation paid to our directors that were not employees for the fiscal year ended December 31, 2019. A director who is a Company employee does not receive any compensation for service as a director. The compensation received by directors that are employees of the Company is shown above in the summary compensation table. We reimburse all directors for expenses incurred in their capacity as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Arnold Tinter	50,000						12,000	(1)	62,600
Steven Lang			50,000						50,000
Isabelle Ortiz-Cochet			50,000						50,000
Alex Ware		50,000							50,000
Alice Elliot			25,000	(2)					25,000

(1)	Represents consulting fees paid to Mr. Tinter.

(2)	Alice Elliot resigned from the Board on April 1, 2019

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

On April 27, 2015, Smoothie entered into an executive employment agreement with Joseph M. Cugine to serve as President of Smoothie, Inc. Pursuant to the employment agreement, Mr. Cugine will receive a base salary of $300,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Cugine will receive 8-year options to purchase up to 600,000 shares of Barfresh, one-half vesting on each of the second and third anniversaries of the date of Mr. Cugine’s employment agreement. In addition, he will receive up to an additional 500,000 performance options, on an annual basis. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan. Mr. Cugine has agreed to reduce his salary to $25,000 and waive his rights to automatic performance bonuses and options not yet granted.

The Company entered into an executive employment agreement with Raffi Loussararian on July 29, 2019, to which he agreed to serve as Vice President, Finance. Pursuant to the employment agreement, Mr. Loussararian received a base salary of $175,000 and performance bonuses of 25% of his base salary, based upon performance targets determined by the Board of Directors. In addition, Mr. Loussararian was granted 3-year options to purchase up to 150,000 shares of common stock of Barfresh. Option grants vest ratably on each anniversary of the date of commencement of Mr. Loussararian’s employment. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 2, 2020 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 6, 2020. As of April 6, 2020, the Company had 143,247,603 shares of common stock outstanding. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 6, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 6, 2020 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

	Common Stock
Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class o/s
Riccardo Delle Coste (2) (3) (4) (5) (6)	21,732,234	14.99%

Steven Lang (7) (8) (9) (10) (11)	21,048,127	14.60%

Joseph Tesoriero (12) (13) (14)	2,285,574	1.58%

Arnold Tinter (15)	800,000	0.56%

Joe Cugine (16) (17) (18)	3,616,506	2.50%

Alexander Ware (19) (20) (21)	585,072	0.41%

Isabelle Ortiz-Cochet 2 Allee De Longchamp Suresnes, France (22) (23)	370,883	0.26%

Raffi Loussararian (24)	-	-

Alice Elliot (25) (26) (27) (28)	884,429	0.62%

All directors and officers as a group (8 persons)	51,322,825	34.19%

Unibel 2 Allee De Longchamp Suresnes, France 92150 (29) (30) (31)	27,841,658	18.23%

IBEX Investors LLC (fka) Lazarus Investment Partners LLLP (32) (33) 3200 Cherry Creek South Drive Suite 670 Denver, CO 80209	20,745,766	14.08%

1	The address of those listed, except as noted is c/o Barfresh Food Group Inc., 3600 Wilshire Blvd., Suite 1720 Los Angeles CA 90010.

2	Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company.

3	Includes 19,438,341 shares owned by R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

4	Includes 624,999 shares underlying options granted.

5	Includes 154,788 shares underlying warrants issued in connection with promissory notes the holder of which is R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner. Also includes 26,614 shares underlying warrants issued in connection with the conversion of debt.

6	Includes 50,000 shares underlying convertible debt

7	Mr. Lang is a Director of the Company.

8	Includes 19,127,177 shares owned by Sidra Pty Limited of which Steven Lang is deemed to be a beneficial owner.

9	Includes 553,136 shares underlying options granted.

10	Includes 190,170 shares underlying warrants issued in connection with a promissory note the holder of which is Sidra PTY Limited. Also includes 159,683 shares underlying warrants issued in connection with the conversion of debt.

11	Includes 300,000 shares underlying convertible debt.

12	Mr. Tesoriero was formerly the Chief Financial Officer of the Company.

13	Includes 1,111,378 shares underlying options granted.

14	Includes 76,629 shares underlying warrants issued in connection with a promissory note and conversion thereof.

15	Mr. Tinter is the Secretary and a Director of the Company.

16	Mr. Cugine is President of a subsidiary of the Company and a Director.

17	Includes 1,183,791 shares underlying options granted.

18	Includes 457,830 shares underlying warrants issued in connection with purchase of common shares. Also includes 62,614 shares underlying warrants issued in connection with the conversion of debt.

19	Mr. Ware is a Director of the Company.

20	Includes 435,518 shares owned by The Alexander Ware Revocable Trust of which Mr. Ware is deemed to be a beneficial owner.

21	Includes 78,125 shares underlying warrants issued to The Alexander Ware Revocable Trust in connection with purchase of common shares.

22	Ms. Ortiz-Cochet was a Director of the Company

23	Includes 370,883 shares underlying options granted.

24	Raffi Loussararian is the Principal Financial Officer of the Company.

25	Ms. Elliot was a Director of the Company. She resigned effective March 31, 2019.
26.	Includes 360,000 shares owned by Elliot-Herbst LP of which Alice Elliot is deemed to be a beneficial owner.

27	Includes 64,599 shares owned by Elliot-Herbst Family LLC of which Ms. Elliot is deemed to be a beneficial owner

28	Includes 368,210 shares underlying options granted.

29	Includes 7,812,500 shares underlying warrants issued in connection with the purchase of common stock.

30	Includes 447,336 shares underlying warrants issued in connection with a convertible promissory note.

31	Includes 1,252,274 shares underlying warrants issued in connection with the purchase of common stock

32	Includes 2,633,333 and 1,500,000 shares underlying warrants issued in connection with the purchase of common stock.

33	Includes 3,000,000 shares owned personally by Justin Borus, who serves as manager of Ibex Investments LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of fiscal 2019 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined as of December 31, 2019 that four of our six directors are independent, which constitutes a majority.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended December 31, 2019 and December 31, 2018 were as follows.

	2019	2018
Audit fees	$85,195	$71,982
Audit related fees	-	-
Tax fees	8,375	15,181
All other fees	-	-
Total	$93,570	$87,166

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

Audit Fees. The aggregate fees billed for the years end December 31, 2019 and December 31, 2018 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. Eide Bailly LLP did not provide us with audit related services for the years ended December 31, 2019 or December 31, 2018, that are not reported under Audit Fees.

Tax Fees. The aggregate tax fees billed for the years end December 31, 2019 and 2018 related to the preparation of corporate income tax returns.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the years ended December 31, 2019 or December 31, 2018.

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

BARFRESH FOOD GROUP INC.

Date: April 13, 2020	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	April 13, 2020
Riccardo Delle Coste	(Principal Executive Officer)

/s/ Raffi Loussararian	Vice President Finance	April 13, 2020
Raffi Loussararian	(Principal Financial Officer)

/s/ Steven Lang	Director	April 13, 2020
Steven Lang

/s/ Arnold Tinter	Director	April 13, 2020
Arnold Tinter

/s/ Joseph M. Cugine	Director	April 13, 2020
Joseph M. Cugine

/s/ Isabelle Ortiz-Cochet	Director	April 13, 2020
Isabelle Ortiz-Cochet

/s/ Alexander H. Ware	Director	April 13, 2020
Alexander Ware

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated January 10, 2012 by and among Moving Box Inc., Andreas Wilcken, Jr., Barfresh Inc. and the shareholders of Barfresh Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K as filed January 17, 2012

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed January 17, 2012)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.5	Form of Series PA Warrant (incorporated by reference to Exhibit 4.5 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.6	Form of Series CN Warrant (incorporated by reference to Exhibit 4.6 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.7	Form of Series EN Warrant (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.8	Form of Series E Warrant (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-203340) as filed April 10, 2015)

4.9	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed February 16, 2015)

4.10	Form of Series H Warrant (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.11	Form of Series I Warrant (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.12	Form of Convertible Promissory Note dated January 29, 2016 by Barfresh Food Group Inc. in favor of certain investors (incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.13	Form of warrant dated December 1, 2013 (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.14	Form of Series K Warrant (incorporated by reference to Exhibit 4.14 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

4.15	Form of Series J Warrant (incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

4.16	Repayment of Debt Agreement dated July 26, 2018 by and between Barfresh Food Group, Inc. and Ibex Investors LLC (incorporated by reference to Exhibit 4.16 to Registration Statement on Form S-1, No. 333-228030)

4.17	Form of Series L Warrant (incorporated by reference to Exhibit 4.17 to Registration Statement on Form S-1, No. 333-228030)

4.18	Form of 10% Convertible Promissory Note dated March 5, 2018 issued by Barfresh Food Group Inc. in favor of Ibex Investors LLC (incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-1, No. 333-228030)

4.19	Form of 12% Convertible Promissory Note issued by Barfresh Food Group, Inc. in favor of certain investors in February 2018 (incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1, No. 333-228030)

4.20	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.

4.21	Form of Series O Warrant*

10.1	Form of Registration Rights Agreement dated February 16, 2016 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

10.2	Intellectual Property Sale Deed by and between National Australia Bank Limited and Barfresh Inc. dated October 15, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q as filed November 20, 2013)

10.3	Form of Securities Purchase Agreement dated February 16, 2016 by and between Barfresh Food Group Inc. and certain investors. (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

10.4	Form of Investor Rights Agreement dated November 23, 2016 by and between Barfresh Food Group, Inc. and Unibel (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 333-203340)

10.5	Form of Securities Purchase Agreement dated November 23, 2016 by and between Barfresh Food Group, Inc. and Unibel (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.6	Form of Securities Purchase Agreement dated September 28, 2016 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.7	Form of Registration Rights Agreement dated September 28, 2016 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.8	Barfresh Food Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed June 30, 2014)+

10.9	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.10	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.11	Executive Employment Agreement by and between Smoothie, Inc. and Joseph M. Cugine dated April 27, 2015 (incorporated by reference to Exhibit 10.12 to Annual Report Form 10-K filed July 7, 2015)+

10.12	Form of Series D Warrant Exercise Offer dated July 25, 2018 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1, No. 333-228030)

10.13	Form of Securities Purchase Agreement dated February 14, 2018 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1, No. 333-228030)

10.14	Form of Securities Purchase Agreement dated March 15, 2020 by and between Barfresh Food Group, Inc. and certain investors*

21.1	Subsidiaries *

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)*

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)*

32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance.
101.XSD	XBRL Schema.
101.PRE	XBRL Presentation.
101.CAL	XBRL Calculation.
101.DEF	XBRL Definition.
101.LAB	XBRL Label.

*	Filed herewith
+	Compensatory plan

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

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

We have served as Barfresh Food Group Inc.’s auditor since 2012.

Denver, Colorado

April 13, 2020

Barfresh Food Group Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018

Assets
Current assets:
Cash	$999,989	$1,041,569
Restricted cash	91,385	-
Accounts receivable, net	284,668	357,304
Inventory, net	634,746	1,226,463
Prepaid expenses and other current assets	17,606	98,457
Total current assets	2,028,394	2,723,793
Property, plant and equipment, net of depreciation	2,406,317	2,500,254
Operating lease right-of-use assets, net	203,287	-
Intangible assets, net of amortization	479,503	537,789
Deposits	8,304	-
Total Assets	$5,125,805	$5,761,836

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$625,068	$1,101,882
Accrued expenses	250,125	175,259
Accrued payroll	215,601	638,706
Accrued vacation	95,851	155,586
Accrued interest	487,978	-
Lease liability	56,692	-
Convertible note, net of discount	150,742
Total current liabilities	1,882,057	2,071,433
Long term liabilities:
Accrued interest	-	190,475
Lease liability less current portion	159,177
Convertible note - related party, net of discount	1,181,942	841,836
Convertible note, net of discount	1,407,877	1,367,487
Derivative liabilities	211,028	1,325,653
Total liabilities	4,842,081	5,796,884

Commitments and contingencies (Note 7,8,9 and 14)

Stockholders’ equity (deficit):
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 130,341,737 and 122,770,960 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	130	123
Additional paid in capital	47,030,716	41,118,649
Accumulated deficit	(46,747,122)	(41,153,820)
Total stockholders’ equity (deficit)	283,724	(35,048)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,125,805	$5,761,836

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2019 and 2018

	2019	2018
Revenue	$4,306,785	$4,235,159

Cost of revenue	1,928,210	2,033,396
Depreciation of manufacturing equipment	65,366	57,099
Gross profit	2,313,209	2,144,664

Operating expenses:
General and administrative	6,850,566	7,813,425
Depreciation and amortization	649,847	511,319
Total operating expenses	7,500,413	8,324,744

Operating loss	(5,187,204)	(6,180,080)

Other expenses
Other (income) loss from derivative liability	(1,114,625)	87,630
Warrant modification	307,460	290,300
Interest	1,213,263	764,813
Total other expense	406,098	1,142,743

Net (loss)	$(5,593,302)	$(7,322,823)

Per share information - basic and fully diluted:
Weighted average shares outstanding	128,510,646	119,599,191
Net (loss) per share	$(0.04)	$(0.06)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group, Inc.

Statement of Stockholders’ Equity

For the Period from January 1, 2018 to December 31, 2019

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2018	118,690,527	$119	$37,992,799	$(33,830,997)	$4,161,921
Exercise of warrants	2,017,821	2	924,998	-	925,000
Cashless exercise of options	107,821	-	-	-	-
Conversion of notes payable	804,396	1	580,853	-	580,854
Issuance of stock for services	1,150,395	1	190,166	-	190,167
Equity based compensation	-	-	598,768	-	598,768
Discount on convertible notes (warrants)	-	-	540,765	-	540,765
Warrant modification	-	-	290,300	-	290,300
Net (loss) for the year	-	-	-	(7,322,823)	(7,322,823)
Balance December 31, 2018	122,770,960	$123	$41,118,649	$(41,153,820)	$(35,048)
Exercise of warrants	3,196,180	3	1,884,873	-	1,884,876
Issuance of stock and options for services	374,597	-	335,914	-	335,914
Equity based compensation	-	-	225,026	-	225,026
Warrants issued to Management	-	-	758,798	-	758,798
Issuance of stock for capital raise	4,000,000	4	2,399,996	-	2,400,000
Warrant modification	-	-	307,460	-	307,460
Net (loss) for the year	-	-	-	(5,593,302)	(5,593,302)
Balance December 31, 2019	130,341,737	$130	$47,030,716	$(46,747,122)	$283,724

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018

	2019	2018
Net income	$(5,593,302)	$(7,322,823)
Adjustments to reconcile net income
to net cash from operating activities
Depreciation	651,603	504,808
Amortization	63,610	63,610
Amortization of ROU Asset	38,268
Bad debt expense	89,397	61,788
Change in Inventory Reserve	69,414	31,237
Interest expense related to debt discount	881,871	519,707
Warrant Modification Expense	307,460	290,300
Stock-Based Compensation	225,026	598,768
Loss on Derivative	(1,114,625)	87,630
Gain on sale of assets	-	(13,118)
Stock and options issued for Services	335,914	190,167
Changes in assets and liabilities
Receivables - trade	(16,757)	(148,055)
Inventories	456,938	213,346
Prepaid expenses & Other assets	41,482	(4,617)
Deposits	31,065	-
Accounts payable	(502,898)	458,507
Accrued Expenses	350,780	120,022
Accrued Interest	331,432	220,934
Deferred rent	-	(495)
Net Cash (used for) Operating Activities	(3,353,326)	(4,128,284)

Investing Activities
Purchase of property and equipment	(466,216)	(1,106,574)
Proceeds from sale of equipment	-	37,967
Purchase of Intangibles	(5,324)	(14,456)
Net Cash (used for) Investing Activities	(470,738)	(1,083,063)

Financing Activities
Cash received for Warrant Exercises	1,500,357	925,000
Cash paid for debt offering costs	-	(45,000)
Cash received for Stock	2,400,000	-
Issuance of convertible notes	-	4,318,000
Repayment of short-term debt	-	(250,000)
Payments of operating leases	(25,686)	-
Net Cash from Financing Activities	3,874,671	4,948,000

Net Change in Cash and Restricted Cash	49,805	(263,347)

Cash and Restricted Cash, Beginning of Year	1,041,569	1,304,916

Cash and Restricted Cash, End of Year	$1,091,374	$1,041,569

Non-Cash Financing and Investing Activities
Total property and equipment included in accounts payable	26,084	216,768
Discount on convertible notes	-	1,874,684
Convertible notes principal and interest settled through warrant exercise	384,563	580,854
Operating lease right-of-use asset	241,555	-
Deferred compensation settled through issuance of warrants	758,798	-

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2019 and 2018. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

Restricted Cash

In the third quarter of 2019, the Company adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosures about restricted cash balances. At December 31, 2019, the Company had $91,385 in restricted cash related to our co-packing agreement with Yarnell Operations, LLC.

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

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of December 31, 2019 and 2018, the company’s allowance for doubtful accounts was $141,788 and $61,788 respectively. There was $89,397 of bad debt expense recorded for the year ended December 31, 2019 and $61,788 of bad debt expense for the year ended December 31, 2018. The allowance was applied to certain receivable accounts which are over 95 days.

Inventory

Inventory consists of finished goods and is carried at the lower of cost or net realizable value on a first in first out basis. The company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of December 31, 2019 and 2018, the Company’s inventory reserve was $100,651 and $31,237 respectively.

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

Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any impairment charges during the years presented.

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
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and is generally stated on the approved sales order. Variable consideration, which typically includes volume-based rebates or discounts, are estimated utilizing the most likely amount method.

4)

Allocate the transaction price to performance obligations in the contract

Since our contracts contain a single performance obligation, delivery of frozen beverages, the transaction price is allocated to that single performance obligation.

5)	Recognize Revenue when or as the Company satisfies a performance obligation
The Company recognizes revenue from the sale of frozen beverages when title and risk of loss passes and the customer accepts the goods, which generally occurs at the time of delivery to a customer warehouse. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfillment costs and presented in distribution, selling and administrative costs.

The company evaluated the requirement to disaggregate revenue and concluded that substantially all of its revenue comes from a single product, frozen beverages.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $538,391 and $674,224, in research and development expenses for the years ended December 31, 2019 and 2018, respectively.

Shipping and Storage Costs

Shipping and handling costs are included in general and administrative expenses. For the years ended December 31, 2019 and 2018, shipping and handling costs totaled $751,237 and $864,871, respectively.

Rent Expense

As of January 1, 2019, the Company adopted ASC 842. ASC 842 replaced the prior lease accounting guidance in its entirety. As disclosed in Note 7, we entered into a new office space lease that took effect on April 1, 2019 and recorded a right-of-use asset and corresponding liability for amounts that approximate our future commitments of $241,555. Lease expense for finance leases consists of the amortization of the ROU asset on a straight-line basis over the asset’s estimated useful life and is included in operating expenses in the consolidated statement of income.

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

For the years ended December 31, 2019 and 2018 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2019 and 2018 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

The Company has evaluated the effect of the standard on our financial statements. Based on our evaluation, we have one material lease subject to adoption of this standard, effective January 1, 2019. As disclosed in Note 8, we entered into a new office space lease that took effect on April 1, 2019 and recorded a right-of-use asset and corresponding liability for amounts that approximate our future commitments of $241,555.

Note 2. Inventory

Inventory consists of the following at December 31:

	2019	2018
Raw materials	$286,027	$43,256
Finished goods, net of reserve	332,083	1,127,656
Capitalized equipment depreciation	16,636	55,551
Inventory, net	$634,746	$1,226,463

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at December 31, 2019 and 2018 was $100,651 and $31,237 respectively.

Note 3. Property Plant and Equipment

Major classes of property and equipment at December 31, 2019 and 2018 consist of the following:

	2019	2018
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,521,636	3,118,391
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,557,742	3,154,497
Less: accumulated depreciation	(1,787,967)	(1,190,846)
	1,769,775	1,963,651
Equipment not yet placed in service	636,542	536,605
Property and equipment, net of depreciation	$2,406,317	$2,500,254

We recorded depreciation expense related to these assets of $586,237 and $447,709 for the years ended December 31, 2019 and 2018, respectively. Depreciation expense in Cost of Goods Sold was $65,366 and $57,099 for the years ended December 31, 2019 and 2018 respectively.

Note 4. Intangible Assets

As of December 31, 2019, intangible assets consist of patent costs of $764,891, trademarks of $108,632 and accumulated amortization of $394,020.

As of December 31, 2018, intangible assets consist of patent costs of $764,891, trademarks of $103,309 and accumulated amortization of $330,411.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December 2025. The amount charged to expenses for amortization of the patent costs was $63,610 and $63,610 for the years ended December 31, 2019 and 2018, respectively.

Estimated future amortization expense related to patents as of December 31, 2019, is as follows:

Total Amortization
Years ending December 31,
2020	$63,610
2021	63,610
2022	63,610
2023	63,610
Later years	116,431
$370,871

Note 5. Related Parties

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

The convertible notes consist of the following components as of the year-end:

	31-Dec-19	31-Dec-18
Convertible notes	$2,704,800	$2,704,800
Less: Debt discount (warrant value)	(325,747)	(325,747)
Less: Debt discount (derivative value)(Note 7)	(638,988)	(638,988)
Less: Debt discount (issuance costs paid)	(27,000)	(27,000)
Less: Note conversion	(803,634)	(453,000)
Add: Debt discount amortization	898,940	481,042
	$1,808,371	$1,741,107

The total of $1,808,371 shown in the table above at December 31, 2019, plus the total of $932,190 from the table below equals the total presented in the balance sheet of Long Term Liabilities: Convertible Note – related party net of discount, of $1,181,942, Convertible Note – net of Discount of $1,407,877, and Current Liabilities: Convertible Note – net of Discount 150,742. The total of $1,741,107 in the table above at December 31, 2018, plus the total of $468,216 from the table below ($2,209,323) agrees to the total presented in the balance sheet of Long Term Liabilities: Convertible note – related party, net of discount of $841,836, and Convertible Note, net of discount, of $1,367,487.

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

The fair value of the warrants, $0.31 per share ($212,763 in the aggregate), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	3
Volatility (based on a comparable company)	59.00%
Risk Free interest rate	2.83%
Dividend yield (on common stock)	-

The value of $212,763 was recorded as a debt discount related to the issuance of the warrants.

The convertible notes consist of the following components as of the year-end:

	31-Dec-19	31-Dec-18
Convertible notes	$1,363,200	$1,363,200
Less: Debt discount (warrant value)	(212,763)	(212,763)
Less: Debt discount (derivative value)(Note 7)	(697,186)	(697,186)
Less: Debt discount (issuance costs paid)	(23,700)	(23,700)
Add: Debt discount amortization	502,639	38,665
	$932,190	$468,216

The total shown in the above table of $932,190 at December 31, 2019, plus the total from table above $1,808,371 agrees to the total presented in the balance sheet of Long Term Liabilities: Convertible Note – related party net of discount, of $1,181,942, Convertible Note – net of Discount of $1,407,877, and Current Liabilities: Convertible Note – net of discount of 150,742. The total in the first table above of $1,741,107 at December 31, 2018, plus the total from the second table above of $468,216 ($2,209,323) agrees to the total presented in the balance sheet of Long Term Liabilities: Convertible note – related party, net of discount of $841,836, and Convertible Note, net of discount, of $1,367,487.

As of December 31, 2019, the outstanding balances due of the Series CN Notes, net of all related debt discount, total $2,740,561. The Long Term Liabilities of related party convertible notes (net) and unrelated party convertible notes (net) represent $1,181,942 and $1,407,877, respectively as of December 31, 2019. The Current Liabilities of Convertible Notes, (net) represent 150,742 as of December 31, 2019. Per Note 14, Subsequent Events, the Company restructured its Milestone I and II Convertible Notes through both conversion and extension. The remaining principal balance outstanding as of March 23, 2020 is $1,407,000.

Future maturity of convertible notes at face value before effect of all discount, are as follow:

Total Convertible Notes
Years ending December 31,
2020	$177,366
2021	168,000
2022	1,071,000
2023	-
2024	-
$1,416,366

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a derivative liability and debt discount of $569,588 at March 14, 2018 related to the Series CN Convertible notes 1 of 2; $69,400 at April 11, 2018 related to the Series CN Notes Warrant Acceleration; and $697,186 at November 30, 2018 related to the Series CN Convertible note 2 of 2. The derivative liability was revalued at December 31, 2019 and 2018 with a value of $211,028 and $1,325,653. The Company recorded a net gain of $1,114,625 and a net loss of $87,630 for the years ended December 31, 2019 and 2018 respectively related to the derivative liability. The 2018 net loss consists of a $110,829 gain for a portion of the derivative liability being settled upon a noteholders decision to convert their outstanding principal to equity under the terms of the convertible note agreement, and a loss of $198,459 from the change in fair value.

The fair value of the derivative liability for CN Convertible Note 1 of 2 and CN Note Warrant Acceleration was calculated using the Black-Scholes model using the following assumptions.

	31-Dec-19	31-Dec-18
Expected life	0.21	1.2
Volatility (based on comparable company)	86.4%	72.03%
Risk Free interest rate	1.58%	2.48%
Dividend yield (on common stock)	-	-

The fair value of the derivative liability for CN Convertible Note 2 of 2 was calculated using the Black-Scholes model using the following assumptions.

	31-Dec-19	31-Dec-18
Expected life	0.93	1.92
Volatility (based on comparable company)	104.89%	63.7%
Risk Free interest rate	1.58%	2.48%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2018 to December 31, 2019:

January 1, 2018	$-
Initial value - March 14, 2018	569,588
Initial value - April 18, 2018	69,400
Initial value – November 30, 2018	697,186
Fair value of settlement from debt conversion	(208,980)
Loss from change in value	198,459
For the period ended December 31, 2018	$1,325,653
Loss from change in value	(1,114,625)
For the period ended December 31, 2019	$211,028

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2018.

	Level 1	Level 2	Level 3	Total
Derivative Liability December 2019	$-	-	211,028	$211,028

	Level 1	Level 2	Level 3	Total
Derivative Liability December 2018	$-	-	1,325,653	$1,325,653

Note 8. Commitments and Contingencies

We lease office space under non-cancelable operating lease which expires on March 31, 2023. We incurred lease expense of $92,608 and $167,530 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, our right of use asset and related liability was $203,287 and $215,689, respectively.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 3.25 years.

The following table presents the future operating lease payment as of December 31, 2019.

2020	$75,748
2021	78,021
2022	80,361
2023	20,238
Total Lease payments	254,368
Less: imputed interest	(38,499)
Total lease liability	$215,869

Note 9. Stockholders’ Equity

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

During the year ended December 31, 2019, we issued 282,944 shares of common stock, valued at $169,040 for services. We also issued 91,653 shares of our common stock, with a value of $50,000, to a member of our Board of Directors in lieu of cash payments for Director fees. In addition, we issued 281,343 options to purchase our common stock to certain member of the Board of Directors in lieu of cash payments for Director fees valued at $116,874. The exercise price of the options ranged from $0.47 to $0.65 per share, vest immediately, and are exercisable for periods of 8 years. In addition, we issued 875,000 options to purchase our common stock to employees and executives. The exercise price of the options ranged from $0.45 to $0.73 per share, vest after 3 years, and are exercisable for periods of 8 years.

The fair value of the options issued ($237,850, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	59.82% to 77.19%
Risk Free interest rate	1.79% to 2.78%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.45 and $0.73 per share

During the same period, we cancelled 1,387,333 options to purchase our common stock, which was primarily driven by the resignation of executives.

The Holders of 2,841,454 I warrants elected to exercise those warrant on a cash basis of $1,320,313 and cashless basis of $384,563 to offset convertible note and accrued interest; and received 2,841,454 shares of our common stock.

The Holder of 300,000 G warrants elected to exercise those warrant on a cash basis of $180,000 and received 300,000 shares of our common stock.

During the first quarter of 2019, the Company completed additional funding including a Private Placement Offering for common shares priced at $0.60 per share, resulting in the receipt of proceeds in the amount of $2.4 million and the issuance of 4,000,000 shares.

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

The total amount of equity-based compensation included in additional paid in capital for the years ended December 31, 2019 and 2018 was 225,026 and $598,768, respectively,

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2019:

				Aggregate
	Number	Exercise price per	Average remaining term	intrinsic value at date of
	of Options	share $	in years	grant $
Outstanding January 1, 2018	6,715,419	.40 - .87	5.48
Issued	1,542,111	.50 - .60
Cancelled	(321,183)
Exercised	(508,333)
Outstanding December 31, 2018	7,428,014	.40 - .87	5.48	-
Issued	1,156,343	.45 - .73
Cancelled	(1,387,333)
Outstanding December 31, 2019	7,197,024	.40 - .87	4.55

Exercisable, December 31 2019	3,706,606	.40 - .87	3.45	-

As of December 31, 2019, the Company has $967,826 of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 4.55 years.

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of December 31, 2019:

	Number of	price	remaining term	intrinsic value
	warrants	per share	in years	at date of grant
Warrants issued in connection with private placements of common stock	17,902,957	$0.53 - $1.00	1.30	$-
Warrants issued in connection with private placement of notes	1,335,000	$1.00	1.00	$-
Warrants issued in connection with convertible note	2,468,259	$0.70	1.40	$-
Warrants issued in connection with settlement of deferred compensation	1,595,611	$0.70	4.25	$-

Note 11. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2019 and 2018 is summarized below:

	2019	2018
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(937,500)	(922,100)
State	(1,488,500)	(144,700)
Total deferred	(2,426,000)	(1,066,800)
Change in valuation allowance	$2,426,000	$1,066,800

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2019	2018
Income tax provision at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.9%	3.3%
Permanent Difference	(2.5%)	(2.5%)
Effect of rate change	-%	-%
Effect of change in valuation allowance	(21.8%)	(21.8)%
	-%	-%

Components of the net deferred income tax assets at December 31, 2019 and 2018 were as follows:

	2019	2018
Net operating loss carryover	$10,395,000	$7,969,000
Valuation allowance	(10,395,000)	(7,969,000)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $10,395,000 and $7,969,000 allowance at December 31, 2019 and 2018, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current period is $2,426,000.

As of December 31, 2019, we have a net operating loss carry forward of approximately $37,259,800. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2030	$1,000
2031	$63,800
2032	$345,900
2033	$1,840,300
2034	$2,324,100
2035	$2,987,300
2036	$5,061,700
2037	$8,464,700
2038	$7,315,400
2039	$4,391,100
2040	$4,464,500

As of December 31, 2019, we did not have any significant unrecognized uncertain tax positions. The 2019 net operating loss carry forward of $4,464,500 does not expire under the Tax Cut and Job Act of 2017.

Note 12. Business Segments and Customer Concentrations.

During the years ended December 31, 2019 and 2018, we operated in one segment.

The following is a breakdown of customers representing more than 10% of sales for the year ended December 31, 2019:

		Percentage
	Revenue from	of total
	customer	revenue
Customer A	$1,641,333	38.14%
Customer B	$739,956	17.19%

The following is a breakdown of customers representing more than 10% of sales for the year ended December 31, 2018:

	Revenue from customer	Percentage of total revenue
Customer A	$1,465,189	32.84%
Customer B	522,512	11.71%

Note 13. Liquidity

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-K. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. As of December 31, 2019, we had $1,091,374 of cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in 2019 by $962,859, or 12%, as compared with 2018. In addition, in the first quarter of 2020, the Company completed $3.825 million of funding. These financings included a Private Placement Offering for common shares priced at $0.50 cents per share. Moreover, on March 23, 2020 the Company obtained extensions or conversion of its Milestone I and II Convertible Notes as described in Note 14.

Management has concluded that these actions have alleviated the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

Note 14. Subsequent Events

On March 23, 2020, the Company completed additional funding including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment), resulting in the receipt of proceeds in the amount of $3.825 million and the issuance of 7,650,000 shares. The investors of this Private Placement Offering will be granted O warrants to be eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share, (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $0.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no eventless than $0.45 per share. The exercise price per share for each warrant will automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share. In addition, the Company obtained a 24 month extension on $1,071,000 in principal, and conversion of $720,000 of principal of the Milestone I Convertible Notes at a conversion price of $0.50 per share. The remaining $110,166 was extended for thirty days. The interest rate on the principal balance of the extended Milestone I Convertible Notes was amended to 15%. Furthermore, the Company obtained a 12 month extension on $168,000 in principal, and conversion of $1,128,000 in principal of the Milestone II Convertible Notes. The remaining $67,200 was extended for thirty days. The Convertible Noteholders of the Milestone I and II Convertible Notes were granted additional interest depending upon their election to convert or extend their Convertible Notes.

The impact of COVID-19 on the Company is evolving rapidly with events unfolding on a daily and weekly basis. The direct impact to our operations has begun to take affect at the close of the first quarter ended March 31, 2020. Specifically, our business has been impacted by dining bans targeted at restaurants to reduce the size of public gatherings. We have noted restaurant chains have closed operations and furloughed employees which would preclude our single serve products from being served at those establishments for a number of weeks. Furthermore, many school districts have closed regular attendance which could conceivably last to the end of the school year. This will directly impact the sales of our Bulk Product into that sales channel. Our headquarters are located in Los Angeles, California, where the entire state has been issued a “shelter in place” order from the Governor of California. Consequently, our staff in the headquarter office are working remotely until further notice. At this point, we have not experienced a disruption in the supply chain for manufacturing our products. The developments surrounding COVID-19 remain fluid and dynamic, and consequently, will require the Company to continue to monitor news headlines from government and health officials, as well as, the business community.

