Form 10-Q
period 2020-03-31
BARFRESH FOOD GROUP INC.
filed 2020-06-25
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

[  ] Yes [X] No

As of June 15, 2020, there were 143,247,603 outstanding shares of common stock of the registrant.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
common stock, $0.000001 par value

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$16,134	$999,989
Cash in Escrow	2,325,000	-
Restricted cash	70,064	91,385
Accounts receivable, net	555,043	284,668
Offering proceeds receivable	1,500,000	-
Inventory, net	671,346	634,746
Prepaid expenses and other current assets	19,831	17,606
Total current assets	5,157,418	2,028,394
Property, plant and equipment, net of depreciation	2,288,646	2,406,317
Operating lease right-of-use assets, net	189,975	203,287
Intangible assets, net of amortization	465,415	479,503
Deposits	8,304	8,304
Total Assets	$8,109,758	$5,125,805

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$557,279	$625,068
Accrued expenses	290,977	250,125
Accrued payroll	90,866	215,601
Accrued vacation	105,579	95,851
Accrued interest	-	487,978
Lease liability	56,773	56,692
Convertible note - related party, net of discount	-	-
Convertible note, net of discount	171,360	150,742
Derivative liabilities	10,833	-
Total current liabilities	1,283,667	1,882,057
Long term liabilities:
Accrued interest	72,154	-
Lease liability	145,863	159,177
Convertible note - related party, net of discount	192,763	1,181,942
Convertible note, net of discount	934,273	1,407,877
Derivative liabilities	36,281	211,028
Total liabilities	2,665,001	4,842,081

Commitments and contingencies (Note 6,7, and 8)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 143,247,603 and 130,341,737 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	143	130
Additional paid in capital	52,934,802	47,030,716
Accumulated deficit	(47,490,188)	(46,747,122)
Total stockholders’ equity	5,444,757	283,724
Total Liabilities and Stockholders’ Equity	$8,109,758	$5,125,805

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2020 and 2019

	2020	2019
Revenue	$733,880	$834,534
Cost of revenue	328,634	387,724
Depreciation of Manufacturing Equipment	8,447	12,106
Gross profit	396,799	434,704

Operating expenses:
General and administrative	1,224,425	2,003,444
Depreciation and Amortization	150,148	201,977
Total operating expenses	1,374,573	2,205,421

Operating loss	(977,774)	(1,770,717)

Other (income)/expenses
(Gain)/loss from derivative liability	(150,902)	406,012
Warrant modification	-	307,460
Gain on extinguishment of debt	(379,200)	-
Interest	295,394	363,073
Total other (income)/expense	(234,708)	1,076,545

Net (loss)	$(743,066)	$(2,847,262)

Per share information - basic and fully diluted:
Weighted average shares outstanding	130,492,211	126,480,323
Net (loss) per share	$(0.01)	$(0.02)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

	2020	2019
Net Cash (used for) Operating Activities	$(973,554)	$(1,873,982)

Investing Activities
Purchase of property and equipment	(16,575)	(160,590)
Purchase of Intangibles	(1,814)	-
Net Cash (used for) Investing Activities	(18,389)	(160,590)

Financing Activities
Cash received for Warrant Exercises	-	1,500,310
Cash received for Stock	-	2,400,000
Cash in Escrow received for Stock	2,325,000	-
Payments of operating leases	(13,233)	-
Net Cash from Financing Activities	2,311,767	3,900,310

Net Change in Cash, Cash in Escrow, and Restricted Cash	1,319,824	1,865,738

Cash and Restricted Cash, Beginning of Year	1,091,374	1,041,569

Cash, Cash in Escrow, and Restricted Cash, End of Year	$2,411,198	$2,907,307

Non-Cash Financing and Investing Activities
Property and equipment included in accounts payable	-	60,130
Convertible note principal and interest settled through warrant exercise	-	384,563
Executive Deferred Compensation settled through issuance of warrants	167,892	-
Net carrying value of convertible notes and accrued interest settled through issuance of stock (debt extinguishment)	1,750,963
Accrued interest settled through issuance of stock	379,350	-
Debt discount warrant and derivative liability	107,611	-
Offering and debt issuance costs included in accounts payable	39,208	-
Offering proceeds receivable	1,500,000	-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions can be in excess of the $250,000 federally insured limit. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

Cash in Escrow

Cash in escrow consists of $2,325,000 of deposits from the stock offering on March 20, 2020 that are held in an escrow account for the benefit of the Company at March 31, 2020.

Restricted Cash

The Company adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosures about restricted cash balances. At March 31, 2020, the Company had $70,064 in restricted cash related to our co-packing agreement with Yarnell Operations, LLC.

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value.

Our financial instruments consist of cash, accounts receivable, accounts payable, derivative liabilities, and convertible notes. The carrying value of our financial instruments approximates their fair value, except for the derivative liability in which carrying value is fair value.

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of March 31, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $141,788 and $141,788, respectively. The allowance was estimated based on evaluation of collectability of outstanding accounts receivable.

Inventory

Inventory consists of raw materials and finished goods and is carried at the lower of cost or realizable value on a first in first out basis. The Company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of March 31, 2020 and December 31, 2019, the Company’s inventory reserve was $31,476 and $100,651, respectively.

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

Furniture and fixtures: 5 years

Manufacturing equipment and customer equipment: 3 years to 7 years

Vehicles: 5 years

Leases:

We determine if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used.

After adoption of ASU 2016-02 and related standards, operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. As a lessee, the Company leases office space.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to general and administrative and are expensed as incurred. We incurred $85,424 and $156,199, in research and development expenses for the three-months ended March 31, 2020 and 2019, respectively.

Shipping and Storage Costs

Shipping and storage costs are included in general and administrative expenses. For the three-month periods ended March 31, 2020 and 2019, shipping and storage costs totaled $133,108 and $149,646, respectively.

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

For the three-months ended March 31, 2020 and 2019, we did not have any interest and penalties or any unrecognized uncertain tax positions.

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

Debt Extinguishment

The Company evaluates its convertible instruments in accordance with ASC 470-50, “Debt Modifications and Extinguishments.” For all extinguishments of debt, ASC 470-50 requires the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) to be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net $379,200 non-cash gain on extinguishment of debt in its statements of operations for the quarter ended March 31, 2020.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At March 31, 2020 and 2019 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

On October 1, 2019, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04) using the prospective approach, which eliminates step two from the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit. This guidance was effective beginning January 1, 2020, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.

Note 2. Inventory

Inventory consists of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Raw materials	$368,832	$286,027
Finished goods, net of reserve	302,514	348,719
Inventory, net	$671,346	$634,746

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at March 31, 2020 and 2019 was $31,476 and $100,651 respectively.

Note 3. Property Plant and Equipment

Major classes of property and equipment at March 31, 2020 and December 31, 2019:

	2020	2019
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,538,712	3,521,636
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,574,818	3,557,742
Less: accumulated depreciation	(1,928,602)	(1,787,967)
	1,646,216	1,769,775
Equipment not yet placed in service	642,430	636,542
Property and equipment, net of depreciation	$2,288,646	$2,406,317

We recorded depreciation expense related to these assets of $134,246 and $186,074 for the three-months ended March 31, 2020 and 2019, respectively. Depreciation expense in Cost of Goods Sold was $8,447 and $12,106 for three-months ended March 31, 2020 and 2019, respectively.

Note 4. Intangible Assets

As of March 31, 2020, intangible assets consist of patent costs of $764,891, trademarks of $110,447 and accumulated amortization of $409,923.

As of December 31, 2019, intangible assets consist of patent costs of $764,891, trademarks of $108,632 and accumulated amortization of $394,020.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patents, which is December 2025. The amount charged to amortization was $15,902 and $15,902 for the three-months ended March 31, 2020 and 2019, respectively.

Estimated future amortization expense related to patents as of March 31, 2020, is as follows:

Total Amortization
Years ending December 31,
2020 (nine months remaining)	$47,708
2021	63,610
2022	63,610
2023	63,610
2024	63,610
Later years	52,280
$354,968

Note 5. Related Parties

As disclosed below in Note 6, members of management and directors invested in the Company’s convertible notes; and in Note 9, members of management and directors have received shares of stock and options in exchange for services.

Note 6. Convertible Notes (Related and Unrelated Party)

On March 20, 2020, we completed a Private Placement offering of $3,825,000 of common stock. In connection with the transaction, the Company offered the Convertible Noteholders of Series CN Note 1 and 2 to participate in the equity offering. A total of $720,000 principal balance of Series CN 1 was converted into common stock [$675,000 from related parties]. The Series CN Note 1 Noteholders were offered bonus interest equivalent to 20% of their outstanding principal which was converted to common stock. For $1,071,000 of the remaining $1,186,167 Series CN Note 1 Noteholders that chose not to participate in the equity offering, the terms of the Series CN Note 1 were amended to increase the interest rate to 15% per annum and to extend the maturity of the outstanding principal balance by 24 months to March 20, 2022. The notes are convertible at any time prior to the maturity into our common stock at a conversion price of 0.50 per share. If the six month price is less than the 0.50 per share, the principal conversion price will be automatically reduced to the 0.50 per share, but in no event less than $0.35 per Share, in which case the Company shall issue to each purchaser, based on such purchaser’s investment, (a) shares in a quantity that equals the difference between the number of Shares issued to such purchaser at closing and the number of Shares that would have been issued to such purchaser at closing at the 0.50 per share and (b) warrants in a quantity that equals fifty percent (50%) of the difference between the number of shares issued to such Purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the 0.50 per share, with an exercise price that equals the sum of $0.10 per share and the 0.50 per share, but in no event less than $0.45 per share. The exercise price per share for the Convertible Note Warrants and the Bonus Warrant issued at closing will automatically adjust as well to the sum of $0.10 per share and the Six Month Price, but in no event less than $0.45 per share. There were 864,000 O warrants issued to the Series CN Note 1 Noteholders for participating in the common stock offering.

On March 20, 2020, 1,082,727 of the original L Warrants related to the Series CN Note 1 Noteholders had their terms modified, whereby the exercise price was reduced from $0.70 to $0.50 per share. In addition, the Series CN Note 1 Noteholders that chose to extend their notes for 24 months were granted 1,071,000 Series P warrants. The fair value of the warrants, ($92,266 in the aggregate which consists of the L and P Warrants), were calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	1 to 3
Volatility (based on a comparable company)	76.74- 98.00%
Risk Free interest rate	.15 - .41%
Dividend yield (on common stock)	-

Based on the relative fair value, we recorded a debt discount of $75,184 related to the issue of P Warrants to CN 1 and CN 2 Noteholders. The modification of the L Warrants resulted in an incremental increase in fair value of $17,082, which was recorded as a debt discount.

The convertible notes consist of the following components as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Convertible notes	$1,181,167	$2,704,800
Less: Debt discount (warrant value)	(92,266)	(325,747)
Less: Debt discount (derivative value) (Note 7)	-	(638,988)
Less: Debt discount (issuance costs paid)	(6,004)	(27,000)
Less: Note conversion/settlements	-	(803,634)
Add: Debt discount amortization	1,321	898,940
	$1,084,218	$1,808,371

On March 20, 2020, a total of $1,128,000 principal balance of Series CN Note 2 was converted into common stock [$590,000 from related parties]. The Noteholders were offered bonus interest equivalent to 20% of their outstanding principal and converted their accrued interest into common stock. For $168,000 of the remaining $235,200 Series CN Note 2 Noteholders that chose not to participate in the equity offering, the terms of the Series CN Note 2 were amended to extend the maturity of the outstanding principal balance by 12 months to November 30, 2021. The notes are convertible at any time prior to the maturity into our common stock at a conversion price of 0.60 per share. There were 1,501,012 O warrants issued to the Series CN Note 2 Noteholders for participating in the common stock offering.

The fair value of the modified L warrants, ($4,279 prior to modification, and $6,096 post modification), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	1.71
Volatility (based on a comparable company)	88.02%
Risk Free interest rate	0.37%
Dividend yield (on common stock)	-

The incremental value of $1,817 was recorded as a debt discount related to the modification of existing L warrants.

The convertible notes consist of the following components as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Convertible notes	$235,200	$1,363,200
Less: Debt discount (warrant value)	(1,817)	(212,763)
Less: Debt discount (derivative value) (Note 7)	(13,528)	(697,186)
Less: Debt discount (issuance costs paid)	(6,004)	(23,700)
Add: Debt discount amortization	327	508,639
	$214,178	$932,190

The total of the two tables above, net of discount, equals $1,298,396 which is presented on the balance sheet as $171,360 Convertible Note, Net of Discount, Current Liabilities, $192,763 Convertible Note, Related Party, Net of Discount, Long-Term Liabilities and $934,273 Convertible Note, Net of Discount, Long-term Liabilities. The total of $2,740,561 shown in the two tables above at December 31, 2019, are presented in the balance sheet as Long Term Liabilities: Convertible Note – related party net of discount, of $1,181,942, Convertible Note – net of Discount of $1,407,877, and Current Liabilities: Convertible Note – net of Discount $150,742.

Future maturity of convertible notes at face value before effect of all discount, are as follow:

Total Convertible Notes
Years ending December 31,
2020	$177,366
2021	168,000
2022	1,071,000
2023	-
2024	-
$1,416,366

On March 20, 2020 the Company and the Holders of the Series CN Note 1 and Note 2 mutually agreed to amend its terms to change the maturity date to March 20, 2022 and November 30, 2021, respectively. The Company accounted for the modification in accordance with ASC 470-50, Modifications and Extinguishments, which states that for all extinguishments of debt, the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) should be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net gain on extinguishment of debt of $379,200 which was comprised of a gain of $437,201, offset by a loss of $58,001. The gain of $437,201 related to the portion of Convertible Notes that were converted to common stock on March 20, 2020. The loss on extinguishment of debt of $58,001related to the portion of Convertible Notes that were extended by either 24 for Milestone I, or 12 months for Milestone II.

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

The Convertible Noteholders discussed in Note 6 were provided the option of extending their notes by 24 months or 12 months for the Milestone I March 14, 2020 and Milestone II November 30, 2020 Convertible Note maturities, respectively. Upon completion of the March 20, 2020 offering for common stock and debt restructuring, a balance of $110,167 of Series CN 1 and $168,000 in CN 2 was neither converted, nor extended under the terms of the amendments to both maturities. Consequently, the derivative liabilities referred to above survived outside of debt conversion and modified extension terms and had a value of $10,834 as of March 31, 2020.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a debt discount and related derivative liability of $13,528 at March 20, 2020 related to the Series CN 2 extension. The derivative liability was revalued at March 31, 2020 with a value of $36,280.

The fair value of the derivative liabilities for CN Convertible Note 2 of 2 was calculated using the Black-Scholes model using the following assumptions.

	31-Mar-20	31-Dec-19
Expected life	0.68 - 1.68	0.93
Volatility (based on comparable company)	88.62 -114.49%	104.89%
Risk Free interest rate	0.15 - 0.37%	1.58%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2019 to March 31, 2020:

December 31, 2019	$211,028
Extinguishment change in derivative from conversion	(23,100)
Extinguishment change in derivative from extension	(3,440)
Initial derivative value – March 20, 2020	13,528
Net gain from change in value	(150,902)
For the period ended March 31, 2020	$47,114

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2019 and March 31, 2020:

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2019	$-	-	211,028	$211,028

	Level 1	Level 2	Level 3	Total
Derivative Liability March 31, 2020	$-	-	47,114	$47,114

Note 8. Commitments and Contingencies

We lease office space under non-cancelable operating lease which expires on March 31, 2023. Our periodic lease cost and operating cash flows was $20,062 and $37,201 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, our right of use asset and related liability was $189,975 and $202,636.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 3 years.

The following table presents the future operating lease payment as of March 31, 2020.

2020 (nine months remaining)	$57,228
2021	78,021
2022	80,361
2023	20,238
Total Lease payments	235,848
Less: imputed interest	(33,212)
Total lease liability	$202,636

Note 9. Stockholders’ Equity

During the three months ended March 31, 2020, we issued 550,000 options to purchase our common stock to employees and 96,899 options to a Board Member. The exercise price of the options were $0.37 per share, with both cliff and graded vesting over 3 years, and are exercisable for a period of 8 years.

The fair value of the options issued ($129,600, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	70.29%-77.19%
Risk Free interest rate	1.61%-2.78%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.38 per share

During the same period, we cancelled 30,000 options to purchase our common stock and 458,667 options expired.

During the first quarter of 2020, the Company settled certain Executive Deferred Compensation payments with the issuance of 1,573,988 warrants. The fair value of the warrants totaled $251,837. The total executive Deferred Compensation that was settled with the issuance of the warrants was $167,892. The difference between the fair value of the warrants and the Executive Deferred Compensation settled of $83,945 was recorded as stock-based compensation during the three months ended March 31, 2020.

The total amount of equity-based compensation included in additional paid in capital was $138,712 and $136,941 for the three-months ended March 31, 2020 and 2019, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2020:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2020	7,197,024	.40 - .87	4.55	-
Issued	646,899	.37	7.77	-
Cancelled/Expired	(488,667)
Outstanding March 31, 2020	7,355,256	.37 - .87	4.38	-

Exercisable, March 31, 2020	3,831,550	.40 - .87	3.32	-

The following is Changes in Stockholders’ Equity as of March 31, 2019 and March 31, 2020:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2019	122,770,960	$123	$41,118,649	$(41,153,820)	$(35,048)
Exercise of warrants	3,141,454	3	1,884,869		1,884,872
Issuance of stock for services	173,446	-	181,040	-	181,040
Equity based compensation	-	-	136,941	-	136,941
Warrants issued to Management	-	-	758,754	-	758,754
Issuance of stock for capital raise	4,000,000	4	2,399,996	-	2,400,000
Warrant modification	-	-	307,460	-	307,460
Net (loss) for the year	-	-	-	(2,847,262)	(2,847,262)
Balance March 31, 2019	130,085,860	$130	$46,787,709	$(44,001,032)	$2,786,807

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2020	130,341,737	$130	$47,030,716	(46,747,122)	$283,724
Issuance of stock for capital raise, net of offering costs of $27,200	7,650,000	8	3,797,792	-	3,797,800
Conversion of debt	4,623,615	5	1,313,757	-	1,313,762
Interest paid in shares	632,251	-	379,350	-	379,350
Issuance of stock for services	-	-	12,500	-	12,500
Equity based compensation	-	-	138,712	-	138,712
Warrants issued to management	-	-	167,892	-	167,892
Warrant Modification	-	-	18,899	-	18,899
Warrant issued for note extension	-	-	75,184	-	75,184
Net (loss) for the year	-	-	-	(743,066)	(743,066)
Balance March 31, 2020	143,247,603	$143	$52,934,802	(47,490,188)	$5,444,757

On March 20, 2020, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment) in the amount of $3.825 million and the issuance of 7,650,000 shares. Of the $3.825 million, $2.35 million is held in escrow and the remaining $1.5 million was due as offering proceeds receivable as of March 31, 2020. The $3.825 million was received and collected in April 2020. The investors of this Private Placement Offering will be granted O warrants to be eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $0.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no eventless than $0.45 per share. The exercise price per share for each warrant will automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share

Note 10. Outstanding Warrants

The following is a summary of all outstanding warrants as of March 31, 2020:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	19,048,606	$0.53 - $1.00	1.96	$-
Warrants issued in connection with private placement of notes	3,955,000	$1.00	.75	$-
Warrants issued in connection with convertible note	3,539,259	$0.70	.80	$-
Warrants issued in connection with settlement of deferred compensation	3,169,599	$0.27 - 0.70	4.50	$-

Note 11. Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of March 31, 2020, the estimated effective tax rate for the year will be zero.

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

For the three month periods ended March 31, 2020 and 2019, we did not have any interest and penalties associated with tax positions. As of March 31, 2020, we did not have any significant unrecognized uncertain tax positions.

Note 12. Liquidity

During the three months ended March 31, 2020, we used cash for operations of $973,554 and purchased equipment for $16,575. We sold common stock in the amount of $3,825,000, and converted $2,374,763 of principal and interest from our Convertible Notes into equity. During the three months ended March 31, 2019, we used $1,873,982 of cash for operations and purchased equipment for $160,590. We raised cash of $2,400,000 from the issuance of common stock and we raised cash from the exercise of warrants in the amount of $1,500,310.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. Management has evaluated these conditions and concluded substantial doubt was not raised due to the Company selling common stock as well as restructuring debt. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, the ability to raise additional capital or to extend the maturity date of the debt that is maturing in March of 2022.

As of March 31, 2020, we had $2,411,198 of cash in escrow, restricted and unrestricted cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first three months of 2020 by $779,019, or 39%, as compared with the first three months of 2019. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a new product launch with the Twist & Go 8oz bottles. The Company has implemented cost reduction measures which will reduce cash expenses over the next twelve months, which includes reduced headcount.

Note 13. Subsequent Events

The impact of COVID-19 on the Company is evolving rapidly with events unfolding on a daily and weekly basis. The direct impact to our operations has begun to take affect at the close of the first quarter ended March 31, 2020. Specifically, our business has been impacted by dining bans targeted at restaurants to reduce the size of public gatherings. We have noted restaurant chains have closed operations and furloughed employees which would preclude our single serve products from being served at those establishments for a number of weeks. Furthermore, many school districts have closed regular attendance through the remainder of the school year. This will directly impact the sales of our Bulk Product into that sales channel. Our headquarters, located in Los Angeles, California, were subject to an executive order issued by the Governor of California on March 19, 2020 to “shelter in place.” On May 4, 2020, an executive order informed local health jurisdictions and industry sectors that they may gradually reopen under guidance provided by the State. Our staff resumed a modified schedule in the headquarter office on May 18, 2020. At this point, we have not experienced a disruption in the supply chain for manufacturing our products. The Company applied for and obtained a Small Business Administration loan under the Paycheck Protection Program [PPP] of the CARES Act of approximately $568,000. On June 5, 2020, the President signed a bill which extended the period of loan forgiveness for PPP loans from 8 weeks to 24, which we believe will enable the loan to be completely forgiven. While several states have commenced the process of reopening various types of businesses in staged plans, the path to resuming normal activity volumes is unclear. Consequently, the developments surrounding COVID-19 remain fluid and will require the Company to continue to monitor news headlines from government and health officials, as well as, the business community.

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

The Company also sells to broadline distributors that supply products to the food services marketplace. Effective July 2, 2014, the Company entered into an exclusive agreement with Sysco Merchandising and Supply Chain Services, Inc. for resale by the Sysco Corporation (“Sysco”) to the foodservice industry of the Company’s ready-to-blend smoothies, shakes and frappes. Pursuant to that agreement, all Barfresh products are included in Sysco’s national core selection of beverage items, making Barfresh its exclusive single-serve, pre-portioned beverage provider. The agreement is mutually exclusive; however, Barfresh may also sell the products to other foodservice distributors, but only to the extent required for such foodservice distributors to service multi-unit chain operators with at least 20 units and where Sysco is not such multi- unit chain operator’s nominated distributor for our products. On October 2, 2017, the exclusivity provisions of the Sysco agreement were extended for an additional two-year period, and expanded to cover bulk easy pour products, on a non-exclusive basis. On October 2, 2019, the exclusive distribution agreement with Sysco expired, opening the possibility to expand distribution with other distributors outside of the Sysco system.

On October 26, 2015, Barfresh signed a five year agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products are included as part of PepsiCo’s offerings to its significant customer base. The agreement facilitates access to potential National customer accounts, through introductions provided by PepsiCo’s one thousand plus person foodservice sales team. Barfresh products have become part of PepsiCo’s customer presentations at national trade shows and similar venues. On May 30, 2019, the Company amended its agreement with Pepsi which included a reduction in the commission fee and a clause which allows either party the right to terminate the agreement upon 90 days written notice.

Barfresh utilizes contract manufacturers to manufacture all of the products in the United States. Production lines are currently operational at two locations. The first location is in Salt Lake City, which currently produces bulk easy pour products. The second location is with Yarnell Operations, LLC., a subsidiary of Schulze and Burch, located in Arkansas. The Yarnell’s agreement, which was signed during February 2016, secures the capacity to ramp up to an incremental production capacity of 100 million units. Yarnell’s location enhances the company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets.

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

On March 20, 2020, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment) in the amount of $3.825 million and the issuance of 7,650,000 shares. Of the $3.825 million, $2.35 million is held in escrow and the remaining $1.5 million was due as offering proceeds receivable The investors of this Private Placement Offering were granted O warrants to be eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $0.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no eventless than $0.45 per share. The exercise price per share for each warrant will automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share.

In addition, the Company obtained a 24-month extension on $1,071,000 in principal, and conversion of $720,000 of principal of the Milestone I Convertible Notes at a conversion price of $0.50 per share. The remaining $110,166 was extended for thirty days. The interest rate on the principal balance of the extended Milestone I Convertible Notes was amended to 15%. Furthermore, the Company obtained a 12-month extension on $168,000 in principal, and conversion of $1,128,000 in principal of the Milestone II Convertible Notes. The remaining $67,200 was extended for thirty days. The Convertible Noteholders of the Milestone I and II Convertible Notes were granted additional interest depending upon their election to convert or extend their Convertible Notes. The Noteholders of Milestone I that chose to extend their notes for 24 months were granted 1,071,000 P warrants with similar terms to the O Warrants mentioned above.

The convertible notes are unsecured and have (i) a 24 month term and a 20 month term, (ii) a 15% and 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investor’s may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock.

Currently, we have 16 employees and 2 consultants. There are currently 10 employees selling our products.

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

5)	Recognize Revenue when or as the Company satisfies a performance obligation

The Company recognizes revenue from the sale of frozen beverages when title and risk of loss passes, and the customer accepts the goods, which generally occurs at the time of delivery to a customer warehouse. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfillment costs and presented in distribution, selling and administrative costs.

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

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of any derivative is marked-to-market each balance sheet date and recorded as a liability. In the event the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as gain/loss from derivative liability. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. We analyzed the derivative financial instruments in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument’s contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument’s settlement provisions. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Results of Operations

Results of Operation for Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 30, 2019

Revenue and cost of revenue

Revenue decreased $100,654 (12%) from $834,534 in 2019 to $733,880 in 2020. The overall revenue of the first quarter 2020 was lower due to decreased sales of single serve product. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2020 was $328,634 as compared to $387,724 in 2019. Our gross profit was $396,799 (54.1%) and $434,704 (52.1%) for 2020 and 2019, respectively. We anticipate that our gross profit percentage for the remainder of 2020 will be consistent with the most recent quarter.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $779,019 (39%) from $2,003,444 in 2019 to $1,224,425 in 2020, with the improvement primarily driven by personnel and marketing and selling expenses resulting from lower headcount and the renegotiation of certain sales commission agreements. The following is a breakdown of our general and administrative expenses for the three months ended March 31, 2020 and 2019:

	three months ended March 31, 2020	three months ended March 31, 2019	Difference
Personnel costs	$420,180	$958,866	$(538,686)
Stock based compensation/options	138,712	136,941	1,771
Legal and professional fees	92,462	58,997	33,465
Travel	38,919	111,759	(72,840)
Rent	20,062	37,201	(17,139)
Marketing and selling	78,975	158,429	(80,454)
Consulting fees	25,567	5,416	20,151
Director fees	50,000	62,500	(12,500)
Research and development	85,424	156,199	(70,775)
Shipping and Storage	133,108	149,646	(16,538)
Other expenses	141,016	166,490	(25,474)
	$1,224,425	$2,003,444	$(779,019)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $538,686 (56%) from $958,866 to $420,180. Personnel costs in 2019 included $190,746 of expense related to the settlement of Deferred Executive Compensation. We had 28 full time employees at the end of the first quarter of 2019, and we currently have 16 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the current quarter was $138,712, an increase of $1,771, or 1%, from the year ago quarter expense of $136,941. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees increased $33,465 (57%) from $58,997 in 2019 to $92,462 in 2020. The increase was primarily due to higher legal services required. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $72,840 (65%) from $111,759 in 2019 to $38,919 in 2020. The decrease is primarily due to reduction in travel costs associated with terminated employees. We anticipate that travel expenses for the remainder of this year will be comparable to the current quarter.

Rent expense decreased 46%, from $37,201 in the three months ended March 31, 2019, to $20,062 in the three months ended March 31, 2020. Rent expense is primarily for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires March 31, 2023.

Marketing and selling expenses decreased $80,454 (50%) from $159,429 in 2019 to $78,975 in 2020. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreements.

Consulting fees were $25,567 in 2020, as compared with $5,416 in 2019. Our consulting fees vary based on needs. We engaged consultants in the areas of finance during the quarter due to reduced headcount. The need for future consulting services will be variable.

Director fees decreased $12,500 from $62,500 in 2019 to $50,000 in 2020 due to the resignation of one director in the first quarter of 2019. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $70,775, (45%) from $156,199 in 2019 to $85,424 in 2020. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The decrease in research and development expense was primarily driven by the reduction in labor hours.

Shipping and storage expense decreased $16,538 (11%) from $149,646 in 2019 to $133,108 in 2020. Shipping and storage expense as a percentage of revenue remained comparable to 2019 at 18%. We anticipate that shipping and storage expense as a percentage of sales will reduce slightly during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $977,774 and $1,770,717 for the three-month periods ended March 31, 2020 and 2019, respectively. The improvement of $792,943, or 45%, was primarily due to lower General and Administrative expenses.

The change in fair value of the derivative liability was a gain of $150,902 for the three months ended March 31, 2020, as compared to a loss of $406,012 for the three months ended of March 31, 2019. The increase in the gain was due to the exercise of Convertible Notes and the change in the Company’s stock price.

Interest expense in the first quarter of 2020 is $295,394. Interest relates to the unconverted portion of convertible debt in the amount of $1,181,167 that was issued on March 14, 2018, and in the unconverted portion of convertible debt in the amount of $235,200 that was issued on November 30, 2018. The interest rate of 10% remains unchanged on the convertible notes issued on November 30, 2018, however the interest rate on the convertible notes issued on March 14, 2018 has been modified to 15%. Interest expense includes amortization of $218,056 of the value of warrants issued with the convertible debt.

We had net losses of $743,066 and $2,847,262 in the three-month periods ended March 31, 2020 and 2019.

The net gain on extinguishment of debt of $379,200 was comprised of a gain of $437,201, offset by a loss of $58,001. The gain of $437,201 related to the portion of Convertible Notes that were converted to common stock on March 20, 2020. The loss on extinguishment of debt of $58,001related to the portion of Convertible Notes that were extended by either 24 for Milestone I, or 12 months for Milestone II.

Liquidity and Capital Resources

During the three months ended March 31, 2020, we used cash for operations of $973,554 and purchased equipment for $16,575. We sold stock in the amount of $3,825,000, and converted $2,374,763 of principal and interest from our Convertible Notes into equity. During the three months ended March 31, 2019, we used $1,873,982 of cash for operations and purchased equipment for $160,590. We raised cash of $2,400,000 from the issuance of common stock and we raised cash from the exercise of warrants in the amount of $1,550,310.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. Management has evaluated these conditions and concluded substantial doubt was not raised due to the issuance of stock and the debt that was restructured. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, the ability to raise additional capital or to extend the maturity date of the debt that is maturing in March of 2022.

As of March 31, 2020, we had $2,411,198 of cash in escrow, restricted and unrestricted cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first three months of 2020 by $779,019, or 39%, as compared with the first three months of 2019. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a new product launch with the Twist & Go 8oz bottles. The Company has implemented cost reduction measures which will reduce cash expenses over the next twelve months, which includes reduced headcount. The savings in General and Administrative is estimated to yield $400,000 per year in cash savings.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that as of March 31, 2020, our disclosure controls and procedures are not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: June 25, 2020	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: June 25, 2020	By:	/s/ Raffi Loussararian
Vice President of Finance (Principal Accounting Officer)

