Form 10-Q/A
period 2020-03-31
BARFRESH FOOD GROUP INC.
filed 2020-07-21
CIK 1487197

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

[  ] Yes [X] No

As of July 10, 2020, there were 143,247,603 outstanding shares of common stock of the registrant.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
common stock, $0.000001 par value

EXPLANATORY NOTE

Barfresh Food Group, Inc., a Delaware corporation (“Barfresh” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-Q for the quarter ended March 31, 2020 (the “Original 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2020, solely to disclose that the Company had filed the Original 10-Q after the May 15, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the SEC pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465 dated March 25, 2020) (the “Order”).

On May 14, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, Barfresh was unable to file the Original 10-Q prior to the prescribed May 15, 2020 filing date because the Company’s operations have been impacted by the novel coronavirus disease 2019 ( “COVID-19”). As a result of COVID-19, Barfresh has been following the recommendations of health authorities to minimize exposure risk for our employees, including allowing employees to work remotely to the extent possible. This impacted the normal interactions and collaborations among our accounting and financial reporting personnel involved with the completion of the quarterly review and preparation of the Original 10-Q. This impacted the timing of the review, preparation and completion of our financial statements for the first quarter of 2020.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-Q. This Amendment should be read in conjunction with the Original 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q.

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

BARFRESH FOOD GROUP INC.

Date: July 20, 2020	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: July 20, 2020	By:	/s/ Raffi Loussararian
Vice President of Finance (Principal Accounting Officer)