Form 10-Q
period 2020-06-30
BARFRESH FOOD GROUP INC.
filed 2020-08-13
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

[  ] Yes [X] No

As of July 30, 2020, there were 143,643,146 outstanding shares of common stock of the registrant.

Securities registered pursuant to Section 12(b) of the Act: None

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,029,694	$999,989
Restricted cash	368,582	91,385
Accounts receivable, net	405,689	284,668
Inventory, net	809,196	634,746
Prepaid expenses and other current assets	24,215	17,606
Total current assets	4,637,376	2,028,394
Property, plant and equipment, net of depreciation	2,161,639	2,406,317
Operating lease right-of-use assets, net	176,325	203,287
Intangible assets, net of amortization	451,991	479,503
Deposits	8,304	8,304
Total Assets	$7,435,635	$5,125,805

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$429,515	$625,068
Accrued expenses	296,993	250,125
Accrued payroll	124,395	215,601
Accrued vacation	112,534	95,851
Accrued interest	-	487,978
Lease liability	58,763	56,692
Convertible notes, net of discount	62,066	150,742
Derivative liabilities	6,774	-
Total current liabilities	1,091,040	1,882,057
Long term liabilities:
Accrued interest	117,525	-
Lease liability	129,746	159,177
Note payable	568,131	-
Convertible note - related party, net of discount	193,399	1,181,942
Convertible note, net of discount	948,102	1,407,877
Derivative liabilities	34,143	211,028
Total liabilities	3,082,086	4,842,081

Commitments and contingencies (Note 6,7, 8 and 9)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 143,543,146 and 130,341,737 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	143	130
Additional paid in capital	53,023,114	47,030,716
Accumulated deficit	(48,669,708)	(46,747,122)
Total stockholders’ equity	4,353,549	283,724
Total Liabilities and Stockholders’ Equity	$7,435,635	$5,125,805

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue	$506,276	$1,382,665	$1,240,156	$2,217,199
Cost of revenue	389,815	512,245	718,449	899,969
Depreciation of Manufacturing Equipment	1,155	19,374	9,602	31,480
Gross profit	115,306	851,046	512,105	1,285,750

Operating expenses:
General and administrative	1,084,040	1,785,820	2,308,465	3,789,264
Depreciation and Amortization	153,500	155,074	303,648	357,051
Total operating expenses	1,237,540	1,940,894	2,612,113	4,146,315

Operating loss	(1,122,234)	(1,089,848)	(2,100,008)	(2,860,565)

Other (income)/expenses
Gain from derivative liability	(6,197)	(798,746)	(157,099)	(392,734)
Gain from debt extinguishment	-	-	(379,200)	-
Warrant modification	-	-		307,460
Interest expense	63,483	282,814	358,877	645,887
Total other expense/(income)	57,286	(515,932)	(177,422)	560,613

Net (loss)	$(1,179,520)	$(573,916)	$(1,922,586)	$(3,421,178)

Per share information - basic and fully diluted:
Weighted average shares outstanding	143,498,391	128,283,091	137,728,422	126,480,323
Net (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.03)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

	2020	2019
Net Cash (used for) Operating Activities	$(1,930,045)	$(2,354,225)

Investing Activities
Purchase of property and equipment	(34,365)	(319,157)
Purchase of Intangibles	(4,293)	(182)
Net Cash (used for) Investing Activities	(38,658)	(319,339)

Financing Activities
Cash received for Warrant Exercises	-	1,500,310
Cash received for Stock	3,825,000	2,400,000
Proceeds from notes payable	568,131	-
Repayment of convertible notes	(90,166)	-
Payments of operating leases	(27,360)	-
Net Cash from Financing Activities	4,275,605	3,900,310

Net Change in Cash and Restricted Cash	2,306,902	1,226,746

Cash and Restricted Cash, Beginning of Year	1,091,374	1,041,569

Cash and Restricted Cash, End of Year	$3,398,276	$2,268,315

Non-Cash Financing and Investing Activities
Property and equipment included in accounts payable	-	12,661
Convertible note principal and interest settled through warrant exercise	-	384,563
Operating lease right of use asset	-	241,555
Executive Deferred Compensation settled through issuance of warrants	167,892	-
Net carrying value of convertible notes and accrued interest settled through issuance of stock (debt extinguishment)	1,770,963	-
Accrued interest settled through issuance of stock	379,350	-
Debt discount warrant and derivative liability	107,611	-
Offering and debt issuance costs included in accounts payable	39,208	-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Barfresh Food Group Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware. We are engaged in the manufacturing and distribution of ready to blend beverages, particularly, smoothies, shakes and frappes.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Restricted Cash

The Company adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosures about restricted cash balances. At June 30, 2020 and December 31, 2019, the Company had $368,582 and $91,385, respectively, in restricted cash related to our co-packing agreement with Yarnell Operations, LLC.

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

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of June 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $141,788 and $141,788, respectively. The allowance was estimated based on evaluation of collectability of outstanding accounts receivable.

Inventory

Inventory consists of raw materials and finished goods and is carried at the lower of cost or net realizable value on a first in first out basis. The Company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of June 30, 2020 and December 31, 2019, the Company’s inventory reserve was $31,476 and $100,651, respectively.

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

Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any impairment charges during the periods presented.

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

5)	Recognize Revenue when or as the Company satisfies a performance obligation

The Company recognizes revenue from the sale of frozen beverages when title and risk of loss passes and the customer accepts the goods, which generally occurs at the time of delivery to a customer warehouse. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and storage costs are treated as fulfillment costs and presented in distribution, selling and administrative costs.

The Company evaluated the requirement to disaggregate revenue and concluded that substantially all of its revenue comes from a single product, frozen beverages.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to general and administrative and are expensed as incurred. We incurred $93,730 and $116,786, in research and development expenses for the three-months ended June 30, 2020 and 2019, respectively. For the six-month periods ended June 30, 2020 and 2019, research and development costs totaled $179,154 and $272,985, respectively.

Shipping and Storage Costs

Shipping and storage costs are included in general and administrative expenses. For the three-month periods ended June 30, 2020 and 2019, shipping and storage costs totaled $96,425 and $192,628, respectively. For the six-month periods ended June 30, 2020 and 2019, shipping and storage costs totaled $229,533 and $342,274, respectively.

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

For the three and six-months ended June 30, 2020 and 2019, we did not have any interest and penalties or any unrecognized uncertain tax positions.

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

Debt Extinguishment

The Company evaluates its convertible instruments in accordance with ASC 470-50, “Debt Modifications and Extinguishments.” For all extinguishments of debt, ASC 470-50 requires the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) to be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net gain $0 and $379,200, respectively, non-cash gain on extinguishment of debt in its statements of operations for the three and six months ended June 30, 2020.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At June 30, 2020 and 2019 any equivalents would have been anti-dilutive as we had losses for the three and six months then ended.

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

Note 2. Inventory

Inventory consists of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Raw materials	$349,965	$286,027
Finished goods, net of reserve	459,231	348,719
Inventory, net	$809,196	$634,746

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at June 30, 2020 and December 31, 2019 was $31,476 and $100,651, respectively.

Note 3. Property Plant and Equipment

Major classes of property and equipment at June 30, 2020 and December 31, 2019:

	2020	2019
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,549,303	3,521,636
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,585,409	3,557,742
Less: accumulated depreciation	(2,066,200)	(1,787,967)
	1,519,209	1,769,775
Equipment not yet placed in service	642,430	636,542
Property and equipment, net of depreciation	$2,161,639	$2,406,317

We recorded depreciation expense related to these assets of $153,500 and $155,074 for the three-months ended June 30, 2020 and 2019, respectively and $303,648 and $357,051 for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense in Cost of Goods Sold was $1,155 and $19,374 for three-months ended June 30, 2020 and 2019 respectively and $9,602 and $31,480 for the six months ended June 30, 2020 and 2019, respectively.

Note 4. Intangible Assets

As of June 30, 2020, intangible assets consist of patent costs of $764,891, trademarks of $112,926 and accumulated amortization of $425,826.

As of December 31, 2019, intangible assets consist of patent costs of $764,891, trademarks of $108,632 and accumulated amortization of $394,020.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patents, which is December 2025. The amount charged to amortization was $15,902 and $15,902 for the three-months ended June 30, 2020 and 2019, respectively, and $31,805 and $31,805 for the six months ended June 30, 2020 and 2019, respectively.

Estimated future amortization expense related to patents as of June 30, 2020, is as follows:

Total Amortization
Years ending December 31,
2020 (six months remaining)	$31,805
2021	63,610
2022	63,610
2023	63,610
2024	63,610
Later years	52,820
$339,065

Note 5. Related Parties

As disclosed below in Note 7, members of management and directors invested in the Company’s convertible notes; and in Note 10, members of management and directors have received shares of stock and options in exchange for services.

Note 6. Paycheck Protection Program (PPP) loan

The Company was granted a $568,131   loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loan, which matures in two years, is uncollateralized and is fully guaranteed by the Federal government. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. No forgiveness income has been recorded for the quarter ended June 30, 2020. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven.

Note 7. Convertible Notes (Related and Unrelated Party)

On March 20, 2020, we completed a Private Placement offering of $3,825,000 of common stock. In connection with the transaction, the Company offered the Convertible Noteholders of Series CN Note 1 and 2 to participate in the equity offering. A total of $720,000 principal balance of Series CN 1 was converted into common stock [$630,000 from related parties]. The Series CN Note 1 Noteholders were offered bonus interest equivalent to 20% of their outstanding principal which was converted to common stock. For $1,071,000 of the remaining $1,186,167 Series CN Note 1 Noteholders that chose not to participate in the equity offering, the terms of the Series CN Note 1 were amended to increase the interest rate to 15% per annum and to extend the maturity of the outstanding principal balance by 24 months to March 20, 2022. The notes are convertible at any time prior to the maturity into our common stock at a conversion price of $0.50 per share. If the six month price is less than the $0.50 per share, the principal conversion price will be automatically reduced to the $0.50 per share, but in no event less than $0.35 per Share, in which case the Company shall issue to each purchaser, based on such purchaser’s investment, (a) shares in a quantity that equals the difference between the number of Shares issued to such purchaser at closing and the number of Shares that would have been issued to such purchaser at closing at the $0.50 per share and (b) warrants in a quantity that equals fifty percent (50%) of the difference between the number of shares issued to such Purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the $0.50 per share, with an exercise price that equals the sum of $0.10 per share and the 0.50 per share, but in no event less than $0.45 per share. The exercise price per share for the Convertible Note Warrants and the Bonus Warrant issued at closing will automatically adjust as well to the sum of $0.10 per share and the Six Month Price, but in no event less than $0.45 per share. There were 864,000 O warrants issued to the Series CN Note 1 Noteholders for participating in the common stock offering.

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

Expected life (in years)	1 to 3
Volatility	76.74- 98.00%
Risk Free interest rate	.15 - .41%
Dividend yield (on common stock)	-

Based on the relative fair value, we recorded a debt discount of $75,184 related to the issue of P Warrants to CN 1 and CN 2 Noteholders. The modification of the L Warrants resulted in an incremental increase in fair value of $17,082, which was recorded as a debt discount.

The convertible notes consist of the following components as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible notes	$1,181,167	$2,704,800
Less: Debt discount (warrant value)	(92,266)	(325,747)
Less: Debt discount (derivative value) (Note 8)	-	(638,988)
Less: Debt discount (issuance costs paid)	(6,004)	(27,000)
Less: Note repayments/conversion	(110,166)	(803,634)
Add: Debt discount amortization	13,605	898,940
	$986,336	$1,808,371

On March 20, 2020, a total of $1,128,000 principal balance of Series CN Note 2 was converted into common stock [$560,000 from related parties]. The Noteholders were offered bonus interest equivalent to 20% of their outstanding principal and converted their accrued interest into common stock. For $168,000 of the remaining $235,200 Series CN Note 2 Noteholders that chose not to participate in the equity offering, the terms of the Series CN Note 2 were amended to extend the maturity of the outstanding principal balance by 12 months to November 30, 2021. The notes are convertible at any time prior to the maturity into our common stock at a conversion price of $0.60 per share. There were 1,501,012 O warrants issued to the Series CN Note 2 Noteholders for participating in the common stock offering.

The fair value of the modified L warrants, ($4,279 prior to modification, and $6,096 post modification), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	1.71
Volatility	88.02%
Risk Free interest rate	0.37%
Dividend yield (on common stock)	-

The incremental value of $1,817 was recorded as a debt discount related to the modification of existing L warrants.

The convertible notes consist of the following components as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Convertible notes	$235,200	$1,363,200
Less: Debt discount (warrant value)	(1,817)	(212,763)
Less: Debt discount (derivative value) (Note 8)	(13,528)	(697,186)
Less: Debt discount (issuance costs paid)	(6,004)	(23,700)
Add: Debt discount amortization	3,380	508,639
	$217,231	$932,190

The total of the two tables above, net of discount, equals $1,203,567 which is presented on the balance sheet as $62,066 Convertible Note, Net of Discount, Current Liabilities, $193,399 Convertible Note, Related Party, Net of Discount, Long-Term Liabilities and $948,102 Convertible Note, Net of Discount, Long-term Liabilities. The total of $2,740,561 shown in the two tables above at December 31, 2019, are presented in the balance sheet as Long Term Liabilities: Convertible Note – related party net of discount, of $1,181,942, Convertible Note – net of Discount of $1,407,877, and Current Liabilities: Convertible Note – net of Discount $150,742.

Future maturity of convertible notes at face value before effect of all discount, are as follow:

Total Convertible Notes
Years ending December 31,
2020	$67,201
2021	168,000
2022	1,071,000
2023	-
2024	-
$1,306,201

On March 20, 2020 the Company and the Holders of the Series CN Note 1 and Note 2 mutually agreed to amend its terms to change the maturity date to March 20, 2022 and November 30, 2021, respectively. The Company accounted for the modification in accordance with ASC 470-50, Modifications and Extinguishments, which states that for all extinguishments of debt, the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) should be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net gain on extinguishment of debt of $379,200 which was comprised of a gain of $437,201, offset by a loss of $58,001. The gain of $437,201 related to the portion of Convertible Notes that were converted to common stock on March 20, 2020. The loss on extinguishment of debt of $58,001 related to the portion of Convertible Notes that were extended by either 24 months for Milestone I, or 12 months for Milestone II.

Note 8. Derivative Liabilities

As discussed in Note 7, Convertible Notes, the Company issued Series CN Note acceleration offer convertible notes payable that provide variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock, therefore the number of shares of common stock issuable upon conversion of the promissory note is indeterminate.

The Convertible Noteholders discussed in Note 7 were provided the option of extending their notes by 24 months or 12 months for the Milestone I March 14, 2020 and Milestone II November 30, 2020 Convertible Note maturities, respectively. Upon completion of the March 20, 2020 offering for common stock and debt restructuring, a balance of $110,167 of Series CN 1 and $168,000 in CN 2 was neither converted, nor extended under the terms of the amendments to both maturities. Consequently, the derivative liabilities referred to above survived outside of debt conversion and modified extension terms and were valued at $6,774 as of June 30, 2020.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a debt discount and related derivative liability of $13,528 at March 20, 2020 related to the Series CN 2 extension. The derivative liability was revalued at June 30, 2020 with a value of $34,143.

The fair value of the derivative liabilities for CN Convertible Note 2 of 2 was calculated using the Black-Scholes model using the following assumptions.

	30-June-20	31-Dec-19
Expected life	0.42 - 1.68	0.93
Volatility	100.44 -133.12%	104.89%
Risk Free interest rate	0.16 - 0.18%	1.58%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2019 to June 30, 2020:

December 31, 2019	$211,028
Extinguishment change in derivative from conversion	(23,100)
Extinguishment change in derivative from extension	(3,440)
Initial derivative value – March 20, 2020	13,528
Net gain from change in value	(157,099)
For the period ended June 30, 2020	$40,917

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2019 and June 30, 2020:

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2019	$-	-	211,028	$211,028

	Level 1	Level 2	Level 3	Total
Derivative Liability June 30, 2020	$-	-	40,917	$40,917

Note 9. Commitments and Contingencies

We lease office space under non-cancelable operating lease which expires on June 30, 2023. Our periodic lease cost and operating cash flow was $19,782 and $13,612 for the three months ended June 30, 2020 and 2019, respectively. Our periodic lease cost and operating cash flow was $39,844 and $50,813 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, our right of use asset and related liability was $176,325 and $188,509.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 3 years.

The following table presents the future operating lease payment as of June 30, 2020.

2020 (six months remaining)	$38,152
2021	78,021
2022	80,361
2023	20,238
Total Lease payments	216,772
Less: imputed interest	(28,263)
Total lease liability	$188,509

Note 10. Stockholders’ Equity

During the six months ended June 30, 2020, we issued 850,000 options to purchase our common stock to employees and 96,899 options to a Board Member. The exercise price of the options was $0.37 per share, with both cliff and graded vesting over 3 years, and are exercisable for a period of 8 years.

The fair value of the options issued ($209,700, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	73.36%-75.82%
Risk Free interest rate	0.30%-1.61%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, $0.38 per share

For the six months ended June 30, 2020, 625,423 options expired or were cancelled.

During the first quarter of 2020, the Company settled certain Executive Deferred Compensation payments with the issuance of 1,573,988 warrants. The fair value of the warrants totaled $251,837. The total executive Deferred Compensation that was settled with the issuance of the warrants was $167,892. The difference between the fair value of the warrants and the Executive Deferred Compensation settled of $83,945 was recorded as stock-based compensation during the six months ended June 30, 2020.

The total amount of equity-based compensation included in additional paid in capital was $55,812 and $134,607 for the three-months ended June 30, 2020 and 2019, respectively. The total amount of equity-based compensation included in additional paid in capital was $194,524 and $271,548 for the six-months ended June 30, 2020 and 2019, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2020:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2020	7,197,024	.40 - .87	4.55	-
Issued	946,899	.37	7.77	-
Cancelled/Expired	(625,423)
Outstanding June 30, 2020	7,575,256	.37 - .87	4.38	-

Exercisable, June 30, 2020	3,944,901	.40 - .87	3.32	-

The following is Changes in Stockholders’ Equity as of June 30, 2019 and June 30, 2020:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2019	122,770,960	$123	$41,118,649	$(41,153,820)	$(35,048)
Exercise of warrants	3,141,454	3	1,884,869		1,884,872
Issuance of stock for services	173,406	-	181,039	-	181,040
Equity based compensation	-	-	271,548	-	271,548
Warrants issued to Management	-	-	758,754	-	758,754
Issuance of stock for capital raise	4,000,000	4	2,399,996	-	2,400,000
Warrant modification	-	-	307,460	-	307,460
Net (loss) for the year	-	-	-	(3,421,178)	(3,421,178)
Balance June 30, 2019	130,085,820	$130	$46,922,315	$(44,574,998)	$2,347,447

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2020	130,341,737	$130	$47,030,716	$(46,747,122)	$283,724
Issuance of stock for capital raise, net of offering costs of $27,200	7,650,000	8	3,797,792	-	3,797,800
Conversion of debt	4,770,030	5	1,333,757	-	1,333,762
Interest paid in shares	632,251	-	379,350	-	379,350
Issuance of stock for services	27,601	-	25,000	-	25,000
Equity based compensation	-	-	194,524	-	194,524
Warrants issued to management	-	-	167,892	-	167,892
Warrant Modification	-	-	18,899	-	18,899
Warrant issued for note extension	-	-	75,184	-	75,184
Restricted stock issuance	121,527	-	-	-	-
Net (loss) for the year	-	-	-	(1,922,586)	(1,922,586)
Balance June 30, 2020	143,543,146	$143	$53,023,114	$(48,669,708)	$4,353,549

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

Note 11. Outstanding Warrants

The following is a summary of all outstanding warrants as of June 30, 2020:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	19,048,606	$0.53 - $1.00	1.71	$-
Warrants issued in connection with private placement of notes	1,355,000	$1.00	.50	$-
Warrants issued in connection with convertible note	3,006,501	$0.70	.61	$-
Warrants issued in connection with settlement of deferred compensation	3,169,599	$0.27 - 0.70	4.25	$-

Note 12. Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of June 30, 2020, the estimated effective tax rate for the year will be zero.

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

For the three and six-month periods ended June 30, 2020 and 2019, we did not have any interest and penalties associated with tax positions. As of June 30, 2020 and December 31, 2019, we did not have any significant unrecognized uncertain tax positions.

Note 13. Liquidity

During the six months ended June 30, 2020, we used cash for operations of $1,930,045   and purchased equipment for $34,365. We sold common stock in the amount of $3,825,000 and converted $2,394,763   of principal and interest from our Convertible Notes into equity. During the six months ended June 30, 2019, we used $2,354,225 of cash for operations and purchased equipment for $319,157. We raised cash of $2,400,000 from the issuance of common stock and we raised cash from the exercise of warrants in the amount of $1,500,310.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. Management has evaluated these conditions and concluded substantial doubt was mitigated due to the Company selling common stock as well as restructuring debt. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, the ability to raise additional capital or to extend the maturity date of the debt that is maturing in March of 2022.

As of June 30, 2020, we had $3,398,276   of cash and restricted cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first six months of 2020 by $1,480,799, or 39%, as compared with the first six months of 2019. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a new product launch with the Twist & Go 8oz bottles. The Company has implemented cost reduction measures which will reduce cash expenses over the next twelve months, which includes reduced headcount.

Note 14. Subsequent Events

The impact of COVID-19 on the Company is evolving rapidly with events unfolding on a daily and weekly basis. The direct impact to our operations took affect at the close of the first quarter ended March 31, 2020. Specifically, our business has been impacted by dining bans targeted at restaurants to reduce the size of public gatherings. Restaurant chains have closed operations and furloughed employees which precludes our single serve products from being served at those establishments. Many school districts closed regular attendance during the 2019-2020 school year and are now debating whether to resume in person instruction for the 2020-2021 school year. This directly impacts the sales of our Bulk Product into that sales channel. Our headquarters is located in Los Angeles, California, one of the hardest affected states. We have not experienced a disruption in the supply chain for the manufacturing of our products. The Company applied for and obtained a Small Business Administration loan under the Paycheck Protection Program [PPP] of the CARES Act for approximately $568,000. On June 5, 2020, the President signed a bill which extended the period of loan forgiveness for PPP loans from 8 to 24 weeks, which we believe will enable the loan to be completely forgiven. While many states have commenced the process of reopening various types of businesses, the path to recovering normal activity volumes is uncertain. Three of the largest states [California, Florida and Texas] have experienced a resurgence of both new cases and fatalities. Consequently, the developments surrounding COVID-19 remain fluid and will require the Company to continue to monitor news headlines from government and health officials, as well as, the business community.

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

Barfresh utilizes contract manufacturers to manufacture all of the products in the United States. Production lines are currently operational at three locations. The first location is in Salt Lake City, which currently produces bulk easy pour products. The second location is with Turkey Hill Dairy, Inc. located in Arkansas. The Turkey Hill agreement, which was signed during June 2020, secures the capacity to ramp up to an incremental production capacity of 100 million units. Turkey Hill’s location enhances the Company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets. The third location is with Schreiber Foods, Inc. and is located in Shippensburg, Pennsylvania, where our 8oz Twist & Go products are manufactured.

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

Currently, we have 17 employees and 2 consultants. There are currently 10 employees selling our products.

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

Results of Operations

Results of Operation for Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

Revenue and cost of revenue

Revenue decreased $876,389 (63%) from $1,382,665 in 2019 to $506,276 in 2020. The overall revenue of the second quarter 2020 was lower due to decreased sales of both single serve and bulk product which was directly impacted by COVID-19. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2020 was $389,815 as compared to $512,245 in 2019. Our gross profit was $115,306 (22.8%) and $851,046 (61.6%) for 2020 and 2019, respectively. Gross margins were lower in the second quarter due to product mix and the launch of the new 8oz bottle. We anticipate that our gross profit percentage for the remainder of 2020 will be 40%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $701,780 (39%) from $1,785,820 in 2019 to $1,084,040 in 2020, with the improvement primarily driven by personnel and marketing and selling expenses resulting from lower headcount and the renegotiation of certain sales commission agreements. The following is a breakdown of our general and administrative expenses for the three months ended June 30, 2020 and 2019:

	three months ended June 30, 2020	three months ended June 30, 2019	Difference
Personnel costs	$427,500	$687,994	$(260,494)
Stock based compensation/options	55,812	134,607	(78,795)
Legal and professional fees	151,035	134,751	16,284
Travel	12,917	99,108	(86,191)
Rent	19,782	13,612	6,170
Marketing and selling	57,837	146,106	(88,269)
Consulting fees	34,621	28,083	6,538
Director fees	50,000	67,837	(17,837)
Research and development	93,730	116,786	(23,056)
Shipping and Storage	96,425	192,628	(96,203)
Other expenses	84,381	164,308	(79,927)
	$1,084,040	$1,785,820	$(701,780)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $260,494 (38%) from $687,994 to $427,500. Personnel costs in 2019 included $190,746 of expense related to the settlement of Deferred Executive Compensation. We had 24 full time employees at the end of the second quarter of 2019, and we currently have 17 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the current quarter was $55,812, a decrease of $78,795, or 59%, from the year ago quarter expense of $134,607. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees increased $16,284 (12%) from $134,751 in 2019 to $151,035 in 2020. The increase was primarily due to higher legal services related to negotiating terms with a contract manufacturer. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $86,191 (87%) from $99,108 in 2019 to $12,917 in 2020. The decrease is primarily due to reduction in travel costs associated with terminated employees, tighter controls over sales territories, and reduced travel due to COVID-19. We anticipate that travel expenses for the remainder of this year will be comparable to the current quarter.

Rent expense increased 45%, from $13,612 in the three months ended June 30, 2019, to $19,782 in the three months ended June 30, 2020. Rent expense is primarily for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires June 30, 2023.

Marketing and selling expenses decreased $88,269 (60%) from $146,106 in 2019 to $57,837 in 2020. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreements.

Consulting fees were $34,621 in 2020, as compared with $28,083 in 2019. Our consulting fees vary based on needs. We engaged consultants in the areas of finance during the quarter due to reduced headcount. The need for future consulting services will be variable.

Director fees decreased $17,837 from $67,837 in 2019 to $50,000 in 2020 due to the resignation of one director in the first quarter of 2019. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $23,056 (20%) from $116,786 in 2019 to $93,730 in 2020. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The decrease in research and development expense was primarily driven by the reduction in labor hours.

Shipping and storage expense decreased $96,203 (50%) from $192,628 in 2019 to $96,425 in 2020. We anticipate that shipping and storage expense as a percentage of sales will reduce slightly during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses decreased $79,927 from $164,308 in 2019 to $84,381 in 2020 which due to lower expenses related to insurance, moving expense and information technology. Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $1,122,234 and $1,089,848 for the three-month periods ended June 30, 2020 and 2019, respectively. The increase of $32,386 or 3%, was primarily due to lower revenues, offset by lower General and Administrative expenses.

The change in fair value of the derivative liability was a gain of $6,197 for the three months ended June 30, 2020, as compared to a gain of $798,746 for the three months ended of June 30, 2019. The decrease in the gain was due to the exercise of Convertible Notes and the change in the Company’s stock price.

Interest expense for the three months ended June 30, 2020 was $63,483, as compared with $282,814 for the three months ended June 30, 2019. Interest relates to the unconverted portion of convertible debt in the amount of $1,071,000 that was issued on March 14, 2018, and in the unconverted portion of convertible debt in the amount of $235,200 that was issued on November 30, 2018. The interest rate of 10% remains unchanged on the convertible notes issued on November 30, 2018, however the interest rate on the convertible notes issued on March 14, 2018 has been modified to 15%. Interest expense includes amortization of $15,336 of the value of warrants issued with the convertible debt.

We had net losses of $1,179,520 and $573,916 in the three-month periods ended June 30, 2020 and 2019.

Results of Operation for Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

Revenue and cost of revenue

Revenue decreased $977,043 (44%) from $2,217,199 in 2019 to $1,240,156 in 2020. The decrease in revenue is primarily driven by the impact of COVID-19 on both bulk product served in the school channels and single serve product offered in restaurants, offset by revenues of our new 8oz Twist & Go product.

Cost of revenue for 2019 was $899,969 as compared to $718,449 in 2020. Our gross profit was $512,105 (41%) and $1,285,750 (58%) for 2020 and 2019, respectively. Our gross profit was lower for the six months ended June 30, 2020 due to product mix and lower margins on our new 8oz bottle. We anticipate that our gross profit percentage for the remainder of 2020 will be approximately 40%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $1,480,799 (39%) from $3,789,264 in the first half of 2019 to $2,308,465 in the first half of 2020, with the improvement primarily driven by lower personnel expenses resulting from the realignment of our sales force. The following is a breakdown of our general and administrative expenses for the six months ended June 30, 2020 and 2019:

	six months ended June 30, 2020	six months ended June 30, 2019	Difference
Personnel costs	$847,680	$1,646,860	$(799,180)
Stock based compensation/options	194,524	271,548	(77,024)
Legal and professional fees	243,497	193,748	49,749
Travel	51,836	210,867	(159,031)
Rent	39,844	50,813	(10,969)
Marketing and selling	136,812	305,535	(168,723)
Consulting fees	60,188	33,499	26,689
Director fees	100,000	130,337	(30,337)
Research and development	179,154	272,985	(93,831)
Shipping and Storage	229,533	342,274	(112,741)
Other expenses	225,397	330,798	(105,401)
	$2,308,465	$3,789,264	$(1,480,799)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $799,180 (49%) from $1,646,860 in 2019, to $847,680 in 2020. We had 24 full time employees, 1 part time employee and 1 consultant at the end of the second quarter of 2019, and we currently have 17 full time employees and 2 consultants.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the six months ended June 30, 2020 was $194,524, a decrease of $77,024, or 28%, from the year ago period expense of $271,548. The decrease is primarily due to the reductions in our work force and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees increased $49,749 (26%) from $193,748 in 2019 to $243,497 in 2020. The increase was primarily due to legal services related to co-packing agreements. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses were $210,867 in 2019 and decreased to $51,836 in 2020. Travel expenses are lower than 2019 due to our increased focus on controlling costs, tighter management of sales territories, and reduced travel due to COVID-19.

Rent expense in 2020 is related to our headquarters, which is located in Los Angeles, California. During the first quarter of 2019, we occupied an office in Beverly Hills, California. Effective April 1, 2019, we relocated our headquarters office to our current location, at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new four-year lease, with monthly rental cost of $6,173  . Rent expense for the Beverly Hills office was approximately $14,488 per month.

Marketing and selling expenses decreased $168,723 (55%) from $305,535 in 2019 to $136,812 in 2020. Lower marketing and selling expenses were due to changes that were made to certain sales commission agreement.

Consulting fees were $60,188 in 2020, as compared with $33,499 in 2019. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the period. The need for future consulting services will be variable.

Director fees decreased $30,337 from $130,337 in 2019 to $100,000 in 2020 due to the resignation of one director in 2019. Annual director fees are $50,000 per non-employee director.

Research and development expenses decreased $93,831 (34%) from $272,985 in 2019 to $179,154 in 2020. These expenses relate to the services performed by our Director of Manufacturing and Product Development, consultants supporting that employee, and certain commissioning expenses at our contract manufacturing locations

Shipping and storage expense decreased $112,741 (33%) from $342,274 in 2019 to $229,533 in 2020. We anticipate that shipping and storage expense as a percentage of sales will continue to improve during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses decreased $105,401 from $330,798 in 2019 to $225,397 in 2020. Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $2,100,008 and $2,860,565 for the six-month periods ended June 30, 2020 and 2019, respectively. The improvement of $760,557 or 27%, was primarily due to lower General & Administrative expenses, offset by lower revenues and decreased margins.

Gain/loss from derivative liability was a gain of $157,099 for the six months ended June 30, 2020, as compared to a gain of $392,734 for the six months ended of June 30, 2019. The decrease in the gain was due to the change in the Company’s stock price, modification of the terms of the Series CN1, and the conversion of convertible notes. Interest expense for the six months ended June 30, 2020 was $358,877 and was $645,887 for the six months ended June 30, 2019. Interest relates to remaining principal outstanding for convertible debt in the amount of $1,071,000 that was issued on March 14, 2018, and in the amount of $235,200 that closed during December, 2018, which bear interest at 15% and 10%, respectively. Interest expense includes amortization of $233,391 of the value of warrants issued with the convertible debt.

We had net losses of $1,922,586 and $3,421,178 in the six-month periods ended June 30, 2020 and 2019.

Liquidity and Capital Resources

During the six months ended June 30, 2020, we used cash for operations of $1,930,045 and purchased equipment for $34,365. During the six months ended June 30, 2019, we used $2,354,225 of cash for operations and purchased equipment for $319,157. We raised cash of $2,400,000 from the issuance of common stock and we raised cash from the exercise of warrants in the amount of $1,550,310.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. Management has evaluated these conditions and concluded substantial doubt was mitigated due to the issuance of stock and the debt that was restructured. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, the ability to raise additional capital or to extend the maturity date of the debt that is maturing in November 2021 and March 2022.

As of June 30, 2020, we had $3,398,276 of cash and restricted cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and  Administrative Expense in the first six months of 2020 by $1,480,799, or 39%, as compared with the first six months of 2019. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a new product launch with the Twist & Go 8oz bottles. The Company has implemented cost reduction measures which will reduce cash expenses over the next twelve months, which includes reduced headcount. The savings in General and Administrative is estimated to yield $400,000 per year in cash savings.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that as of June 30, 2020, our disclosure controls and procedures are not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: August 13, 2020	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Raffi Loussararian
Vice President of Finance (Principal Accounting Officer)

