Form 10-Q
period 2020-09-30
BARFRESH FOOD GROUP INC.
filed 2020-11-16
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

[  ] Yes [X] No

As of November 4, 2020, there were 149,110,972 outstanding shares of common stock of the registrant.

Securities registered pursuant to Section 12(b) of the Act: None

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,374,941	$999,989
Restricted cash	368,582	91,385
Accounts receivable, net	484,825	284,668
Inventory, net	832,360	634,746
Prepaid expenses and other current assets	27,995	17,606
Total current assets	4,088,703	2,028,394
Property, plant and equipment, net of depreciation	2,052,520	2,406,317
Operating lease right-of-use assets, net	162,319	203,287
Intangible assets, net of amortization	443,418	479,503
Deposits	8,304	8,304
Total Assets	$6,755,264	$5,125,805

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$468,523	$625,068
Accrued expenses	271,117	250,125
Accrued payroll	165,146	215,601
Accrued vacation	103,455	95,851
Accrued interest	12,335	487,978
Lease liability	60,317	56,692
Convertible notes, net of discount	62,066	150,742
Total current liabilities	1,142,959	1,882,057
Long term liabilities:
Accrued interest	151,611	-
Lease liability	113,708	159,177
Note payable	568,131	-
Convertible note - related party, net of discount	195,808	1,181,942
Convertible note, net of discount	961,030	1,407,877
Derivative liabilities	21,033	211,028
Total liabilities	3,154,280	4,842,081

Commitments and contingencies (Note 6,7, 8 and 9)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 149,093,829 and 130,341,737 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	143	130
Additional paid in capital	53,148,806	47,030,716
Accumulated deficit	(49,547,965)	(46,747,122)
Total stockholders’ equity	3,600,984	283,724
Total Liabilities and Stockholders’ Equity	$6,755,264	$5,125,805

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2020 and 2019 (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue	$707,610	$1,565,176	$1,947,766	$3,782,375
Cost of revenue	423,942	684,064	1,142,391	1,584,033
Depreciation of Manufacturing Equipment	5,115	29,905	14,717	61,385
Gross profit	278,553	851,207	790,658	2,136,957

Operating expenses:
General and administrative	976,208	1,661,258	3,284,673	5,450,522
Depreciation and Amortization	138,729	139,738	442,377	496,789
Total operating expenses	1,114,937	1,800,996	3,727,050	5,947,311

Operating loss	(836,384)	(949,789)	(2,936,392)	(3,810,354)

Other (income)/expenses
Gain from derivative liability	(19,884)	(704,798)	(176,983)	(1,097,532)
Gain from debt extinguishment	-	-	(379,200)	-
Warrant modification	-	-	-	307,460
Interest expense	61,757	283,709	420,634	929,596
Total other expense/(income)	41,873	(421,089)	(135,549)	139,524

Net (loss)	$(878,257)	$(528,700)	$(2,800,843)	$(3,949,878)

Per share information - basic and fully diluted:
Weighted average shares outstanding	143,809,716	130,246,002	139,755,520	128,937,395
Net (loss) per share	$(0.01)	$0.00	$(0.02)	$(0.03)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019 (unaudited)

	2020	2019
Net Cash (used for) Operating Activities	$(2,517,269)	$(3,191,642)

Investing Activities
Purchase of property and equipment	(40,873)	(418,456)
Purchase of Intangibles	(11,622)	(885)
Net Cash (used for) Investing Activities	(52,495)	(419,341)

Financing Activities
Cash received for Warrant Exercises	-	1,500,309
Cash received for Stock, net of offering costs	3,797,800	2,400,000
Proceeds from notes payable	568,131	-
Repayment of convertible notes	(90,166)	-
Payments for debt issue costs	(12,008)	-
Payments of operating leases	(41,844)	(12,781)
Net Cash from Financing Activities	4,221,913	3,887,528

Net Change in Cash and Restricted Cash	1,652,149	276,545

Cash and Restricted Cash, Beginning of Year	1,091,374	1,041,569

Cash and Restricted Cash, End of Year	$2,743,523	$1,318,114

Non-Cash Financing and Investing Activities
Property and equipment included in accounts payable	-	50,257
Convertible note principal and interest settled through warrant exercise	-	384,563
Operating lease right of use asset	-	241,555
Executive Deferred Compensation settled through issuance of warrants	167,892	-
Net carrying value of convertible notes and accrued interest settled through issuance of stock (debt extinguishment)	1,770,963	-
Accrued interest settled through issuance of stock	379,350	-
Debt discount warrant and derivative liability	107,611	-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

Restricted Cash

The Company adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosures about restricted cash balances. At September 30, 2020 and December 31, 2019, the Company had $368,582 and $91,385, respectively, in restricted cash related to a co-packing agreement.

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

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of September 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $141,788 and $141,788, respectively. The allowance was estimated based on evaluation of collectability of outstanding accounts receivable.

Inventory

Inventory consists of raw materials and finished goods and is carried at the lower of cost or net realizable value on a first in first out basis. The Company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of September 30, 2020 and December 31, 2019, the Company’s inventory reserve was $56,476 and $100,651, respectively.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to general and administrative and are expensed as incurred. We incurred $91,738 and $127,123, in research and development expenses for the three-months ended September 30, 2020 and 2019, respectively. For the nine-month periods ended September 30, 2020 and 2019, research and development costs totaled $270,892 and $400,108, respectively.

Shipping and Storage Costs

Shipping and storage costs are included in general and administrative expenses. For the three-month periods ended September 30, 2020 and 2019, shipping and storage costs totaled $126,737 and $248,291, respectively. For the nine-month periods ended September 30, 2020 and 2019, shipping and storage costs totaled $356,270 and $681,188, respectively.

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

For the three and nine-months ended September 30, 2020 and 2019, we did not have any interest and penalties or any unrecognized uncertain tax positions.

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

Debt Extinguishment

The Company evaluates its convertible instruments in accordance with ASC 470-50, “Debt Modifications and Extinguishments.” For all extinguishments of debt, ASC 470-50 requires the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) to be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net gain $0 and $379,200, respectively, non-cash gain on extinguishment of debt in its statements of operations for the three and nine months ended September 30, 2020.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At September 30, 2020 and 2019, any equivalents would have been anti-dilutive as we had losses for the three and nine months then ended.

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

Note 2. Inventory

Inventory consists of the following at September 30, 2020 and December 31, 2019:

	2020	2019
Raw materials	$330,975	$286,027
Finished goods, net of reserve	501,385	348,719
Inventory, net	$832,360	$634,746

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at September 30, 2020 and December 31, 2019 was $56,476 and $100,651, respectively.

Note 3. Property Plant and Equipment

Major classes of property and equipment at September 30, 2020 and December 31, 2019:

	2020	2019
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,572,813	3,521,636
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,608,919	3,557,742
Less: accumulated depreciation	(2,198,829)	(1,787,967)
	1,410,090	1,769,775
Equipment not yet placed in service	642,430	636,542
Property and equipment, net of depreciation	$2,052,520	$2,406,317

We recorded depreciation expense related to these assets of $122,827 and $123,836 for the three months ended September 30, 2020 and 2019, respectively, and $394,670 and $449,082 for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense in Cost of Goods Sold was $5,115 and $29,905 for the three months ended September 30, 2020 and 2019, respectively, and $14,717 and $61,385 for the nine months ended September 30, 2020 and 2019, respectively.

Note 4. Intangible Assets

As of September 30, 2020, intangible assets consist of patent costs of $768,138, trademarks of $117,008 and accumulated amortization of $441,728.

As of December 31, 2019, intangible assets consist of patent costs of $764,891, trademarks of $108,632 and accumulated amortization of $394,020.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patents, which is December 2025. The amount charged to amortization was $15,902 and $15,902 for the three months ended September 30, 2020 and 2019, respectively, and $47,707 and $47,707 for the nine months ended September 30, 2020 and 2019, respectively.

Estimated future amortization expense related to patents as of September 30, 2020, is as follows:

Total Amortization
Years ending December 31,
2020 (three months remaining)	$16,105
2021	64,422
2022	64,422
2023	64,422
2024	64,217
Later years	52,822
$326,410

Note 5. Related Parties

As disclosed below in Note 7, members of management and directors invested in the Company’s convertible notes; and in Note 10, members of management and directors have received shares of stock and options in exchange for services.

Note 6. Paycheck Protection Program (PPP) loan

The Company was granted a $568,131   loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loan, which matures in two years, is uncollateralized and is fully guaranteed by the Federal government. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. No forgiveness income has been recorded for the quarter ended September 30, 2020. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven.

Note 7. Convertible Notes (Related and Unrelated Party)

On March 20, 2020, we completed a Private Placement offering of $3,825,000 of common stock. In connection with the transaction, the Company offered the Convertible Noteholders of Series CN Note 1 and 2 to participate in the equity offering. A total of $720,000 principal balance of Series CN 1 was converted into common stock [$630,000 from related parties]. The Series CN Note 1 Noteholders were offered bonus interest equivalent to 20% of their outstanding principal which was converted to common stock. For $1,071,000 of the remaining $1,186,167 Series CN Note 1 Noteholders that chose not to participate in the equity offering, the terms of the Series CN Note 1 were amended to increase the interest rate to 15% per annum and to extend the maturity of the outstanding principal balance by 24 months to March 20, 2022. The notes are convertible at any time prior to the maturity into our common stock at a conversion price of $0.50 per share. If the six month price is less than the $0.50 per share, the principal conversion price will be automatically reduced to the $0.50 per share, but in no event less than $0.35 per Share, in which case the Company shall issue to each purchaser, based on such purchaser’s investment, (a) shares in a quantity that equals the difference between the number of Shares issued to such purchaser at closing and the number of Shares that would have been issued to such purchaser at closing at the $0.50 per share and (b) warrants in a quantity that equals fifty percent (50%) of the difference between the number of shares issued to such Purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the $0.50 per share, with an exercise price that equals the sum of $0.10 per share and the $0.50 per share, but in no event less than $0.45 per share. The exercise price per share for the Convertible Note Warrants and the Bonus Warrant issued at closing will automatically adjust as well to the sum of $0.10 per share and the Six Month Price, but in no event less than $0.45 per share. There were 864,000 O warrants issued to the Series CN Note 1 Noteholders for participating in the common stock offering.

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

The convertible notes consist of the following components as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Convertible notes	$1,181,167	$2,704,800
Less: Debt discount (warrant value)	(92,266)	(325,747)
Less: Debt discount (derivative value) (Note 8)	-	(638,988)
Less: Debt discount (issuance costs paid)	(6,004)	(27,000)
Less: Note repayments/conversion	(110,166)	(803,634)
Add: Debt discount amortization	25,889	898,940
	$998,620	$1,808,371

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

The fair value of the modified L warrants, ($4,279 prior to modification, and $6,096 post modification), was calculated using the Black-Scholes option pricing model using the following assumptions:

Expected life (in years)	1.71
Volatility	88.02%
Risk Free interest rate	0.37%
Dividend yield (on common stock)	-

The incremental value of $1,817 was recorded as a debt discount related to the modification of existing L warrants.

The convertible notes consist of the following components as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Convertible notes	$235,200	$1,363,200
Less: Debt discount (warrant value)	(1,817)	(212,763)
Less: Debt discount (derivative value) (Note 8)	(13,528)	(697,186)
Less: Debt discount (issuance costs paid)	(6,004)	(23,700)
Add: Debt discount amortization	6,433	508,639
	$220,284	$932,190

The total of the two tables above, net of discount, equals $1,218,904 which is presented on the balance sheet as $62,066 Convertible Note, Net of Discount, Current Liabilities, $195,808 Convertible Note, Related Party, Net of Discount, Long-Term Liabilities and $961,030 Convertible Note, Net of Discount, Long-term Liabilities. The total of $2,740,561 shown in the two tables above at December 31, 2019, are presented in the balance sheet as Long Term Liabilities: Convertible Note – related party net of discount, of $1,181,942, Convertible Note – net of Discount of $1,407,877, and Current Liabilities: Convertible Note – net of Discount $150,742.

Future maturity of convertible notes at face value before effect of all discount, are as follow:

Total Convertible Notes
Years ending December 31,
2020	$67,201
2021	168,000
2022	1,071,000
2023	-
2024	-
$1,306,201

On March 20, 2020, the Company and the Holders of the Series CN Note 1 and Note 2 mutually agreed to amend its terms to change the maturity date to March 20, 2022 and November 30, 2021, respectively. The Company accounted for the modification in accordance with ASC 470-50, Modifications and Extinguishments, which states that for all extinguishments of debt, the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) should be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net gain on extinguishment of debt of $379,200 which was comprised of a gain of $437,201, offset by a loss of $58,001. The gain of $437,201 related to the portion of Convertible Notes that were converted to common stock on March 20, 2020. The loss on extinguishment of debt of $58,001 related to the portion of Convertible Notes that were extended by either 24 months for Milestone I, or 12 months for Milestone II.

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

The Convertible Noteholders discussed in Note 7 were provided the option of extending their notes by 24 months or 12 months for the Milestone I March 14, 2020 and Milestone II November 30, 2020 Convertible Note maturities, respectively. Upon completion of the March 20, 2020 offering for common stock and debt restructuring, a balance of $110,167 of Series CN 1 and $168,000 in CN 2 was neither converted, nor extended under the terms of the amendments to both maturities. Consequently, the derivative liabilities referred to above survived outside of debt conversion and modified extension terms and were valued at $0 as of September 30, 2020.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. The Company recognized a debt discount and related derivative liability of $13,528 at March 20, 2020 related to the Series CN 2 extension. The derivative liability was revalued at September 30, 2020 with a value of $21,033.

The fair value of the derivative liabilities for CN Convertible Note 2 of 2 was calculated using the Black-Scholes model using the following assumptions.

	30-Sept-20	31-Dec-19
Expected life	0.17 - 1.17	0.93
Volatility	84.44 -114.15%	104.89%
Risk Free interest rate	0.08 - 0.13%	1.58%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2019 to September 30, 2020:

December 31, 2019	$211,028
Extinguishment change in derivative from conversion	(23,100)
Extinguishment change in derivative from extension	(3,440)
Initial derivative value – March 20, 2020	13,528
Net gain from change in value	(176,983)
For the period ended September 30, 2020	$21,033

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2019 and September 30, 2020:

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2019	$-	-	211,028	$211,028

	Level 1	Level 2	Level 3	Total
Derivative Liability September 30, 2020	$-	-	21,033	$21,033

Note 9. Commitments and Contingencies

We lease office space under a non-cancelable operating lease which expires on June 30, 2023. Our periodic lease cost and operating cash flow was $19,813 and $19,609 for the three months ended September 30, 2020 and 2019, respectively. Our periodic lease cost and operating cash flow was $59,657 and $70,422 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, our right of use asset and related liability was $162,319 and $174,025.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 3 years.

The following table presents the future operating lease payment as of September 30, 2020.

2020 (three months remaining)	$19,076
2021	78,021
2022	80,361
2023	20,237
Total Lease payments	197,695
Less: imputed interest	(23,670)
Total lease liability	$174,025

Note 10. Stockholders’ Equity

During the nine months ended September 30, 2020, we issued 870,000 options to purchase our common stock to employees and 199,358 options to a Board Member. The exercise price of the options was $0.37 per share, with both cliff and graded vesting over 3 years, and are exercisable for a period of 8 years.

The fair value of the options issued ($209,700, in the aggregate) was calculated using the Black-Scholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	73.36%-75.82%
Risk Free interest rate	0.30%-1.61%
Dividend yield (on common stock)	-

The shares of our common stock were valued at the trading price on the date of grant, between $0.34 - $0.44 per share.

For the nine months ended September 30, 2020, 625,423 options expired or were cancelled.

During the first quarter of 2020, the Company settled certain Executive Deferred Compensation payments with the issuance of 1,573,988 warrants. The fair value of the warrants totaled $251,837. The total executive Deferred Compensation that was settled with the issuance of the warrants was $167,892. The difference between the fair value of the warrants and the Executive Deferred Compensation settled of $83,945 was recorded as stock-based compensation during the nine months ended September 30, 2020.

The total amount of equity-based compensation included in additional paid in capital was $45,692 and $67,135 for the three months ended September 30, 2020 and 2019, respectively. The total amount of equity-based compensation included in additional paid in capital was $240,216 and $338,683 for the nine months ended September 30, 2020 and 2019, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2020:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2020	7,197,024	.40 - .87	4.55	-
Issued	1,069,358	.37	7.77	-
Cancelled/Expired	(625,423)
Outstanding September 30, 2020	7,640,959	.37 - .87	4.38	-

Exercisable, September 30, 2020	5,308,480	.40 - .87	3.32	-

The following is Changes in Stockholders’ Equity as of September 30, 2019 and September 30, 2020:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2019	122,770,960	$123	$41,118,649	$(41,153,820)	$(35,048)
Exercise of warrants	3,196,180	3	1,884,869		1,884,872
Issuance of stock for services	374,597	-	321,914	-	321,914
Equity based compensation	-	-	338,732	-	338,732
Warrants issued to Management	-	-	758,754	-	758,754
Issuance of stock for capital raise	4,000,000	4	2,399,996	-	2,400,000
Warrant modification	-	-	307,460	-	307,460
Net (loss) for the year	-	-	-	(3,949,878)	(3,949,878)
Balance September 30, 2019	130,341,737	$130	$47,130,374	$(45,103,698)	$2,026,806

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2020	130,341,737	$130	$47,030,716	$(46,747,122)	$283,724
Issuance of stock for capital raise, net of offering costs of $27,200	12,955,725	8	3,797,792	-	3,797,800
Conversion of debt	4,778,643	5	1,333,757	-	1,333,762
Interest paid in shares	632,251	-	379,350	-	379,350
Issuance of stock for services	263,946	-	105,000	-	105,000
Equity based compensation	-	-	240,216	-	240,216
Warrants issued to management	-	-	167,892	-	167,892
Warrant Modification	-	-	18,899	-	18,899
Warrant issued for note extension	-	-	75,184	-	75,184
Restricted stock issuance	121,527	-	-	-	-
Net (loss) for the year	-	-	-	(2,800,843)	(2,800,843)
Balance September 30, 2020	149,093,829	$143	$53,148,806	$(49,547,965)	$3,600,984

On March 20, 2020, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment) in the amount of $3.825 million and the issuance of 7,650,000 shares. The $3.825 million was received and collected in April 2020. The investors of this Private Placement Offering will be granted O warrants to be eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $0.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no eventless than $0.45 per share. The exercise price per share for each warrant will automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share

On September 28, 2020, the Company determined the volume-weighted average price was below the $0.35 per share and consequently issued 5,305,725 additional shares in accordance with provisions of the Private Placement Offering. Similarly, the Company issued an additional 2,652,868 Warrants to investors that contributed capital or exercised the conversion of their convertible note. Lastly, the Company issued an additional 459,000 Warrants for convertible noteholders that extended their convertible notes.

Note 11. Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2020:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	22,020,833	$0.53 - $1.00	1.71	$-
Warrants issued in connection with private placement of notes	1,355,000	$1.00	.50	$-
Warrants issued in connection with convertible note	3,465,501	$0.70	.61	$-
Warrants issued in connection with settlement of deferred compensation	3,169,599	$0.27 - 0.70	4.25	$-

Note 12. Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of September 30, 2020, the estimated effective tax rate for the year will be zero.

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

For the three and nine-month periods ended September 30, 2020 and 2019, we did not have any interest and penalties associated with tax positions. As of September 30, 2020, and December 31, 2019, we did not have any significant unrecognized uncertain tax positions.

Note 13. Liquidity

During the nine months ended September 30, 2020, we used cash for operations of $2,517,269 and purchased equipment for $40,873. We sold common stock in the amount of $3,825,000 and converted $2,394,763 of principal and interest from our Convertible Notes into equity. During the nine months ended September 30, 2019, we used $3,191,642 of cash for operations and purchased equipment for $418,456. We raised cash of $2,400,000 from the issuance of common stock and we raised cash from the exercise of warrants in the amount of $1,500,310.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. Management has evaluated these conditions and concluded substantial doubt was mitigated due to measures taken to by the Company to manage its cash burn rate, launch new products to offset the impact of COVID-19 on existing products, reduce General & Administrative expenses and Cost of Goods Sold. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, the ability to raise additional capital or to extend the maturity date of the debt that is maturing in March of 2022.

As of September 30, 2020, we had $2,743,523 of cash and restricted cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first nine months of 2020 by $2,165,849, or 40%, as compared with the first nine months of 2019. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a new product launch with the Twist & Go 8oz bottles. The Company has implemented cost reduction measures which will reduce cash expenses over the next twelve months, which includes reduced headcount.

Note 14. Subsequent Events

The impact of COVID-19 on the Company is evolving rapidly with events unfolding on a daily and weekly basis. The direct impact to our operations took affect at the close of the first quarter ended March 31, 2020. Specifically, our business has been impacted by dining bans targeted at restaurants to reduce the size of public gatherings. Restaurant chains have closed operations and furloughed employees which precludes our single serve products from being served at those establishments. Many school districts closed regular attendance during the 2019-2020 school year and have extended this for the 2020-2021 school year. This directly impacts the sales of our Bulk Product into that sales channel. Our headquarter office is located in Los Angeles, California, one of the hardest affected states. We have not experienced a disruption in the supply chain for the manufacturing of our products. The Company applied for and obtained a Small Business Administration loan under the Paycheck Protection Program [PPP] of the CARES Act for approximately $568,000. On June 5, 2020, the President signed a bill which extended the period of loan forgiveness for PPP loans from 8 to 24 weeks, which we believe will enable the loan to be completely forgiven. While many states have commenced the process of reopening various types of businesses, the path to recovering normal activity volumes is uncertain. Consequently, the developments surrounding COVID-19 remain fluid and will require the Company to continue to monitor news headlines from government and health officials, as well as, the business community.

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

On October 26, 2015, Barfresh signed a five year agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products are included as part of PepsiCo’s offerings to its significant customer base. The agreement facilitates access to potential National customer accounts, through introductions provided by PepsiCo’s one thousand plus person foodservice sales team. Barfresh products have become part of PepsiCo’s customer presentations at national trade shows and similar venues. On May 30, 2019, the Company amended its agreement with Pepsi which included a reduction in the commission fee and a clause which allows either party the right to terminate the agreement upon 90 days written notice. Neither party has exercised its right to terminate the agreement.

Barfresh utilizes contract manufacturers to manufacture all of the products in the United States. Production lines are currently operational at four locations. The first location is in Utah, which currently produces bulk easy pour products. The second location in Arkansas produces single serve product. The agreement for single serve product, which was signed during June 2020, secures the capacity to ramp up to an incremental production capacity of 100 million units. This location enhances the Company’s ability to efficiently move product throughout the supply chain to destinations in the eastern United States, home to many of the country’s large foodservice outlets. The third location is based in Pennsylvania, where our 8oz Twist & Go products are manufactured. Lastly, our 5:1 juice concentrate is produced in Illinois.

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

In addition, the Company obtained a 24-month extension on $1,071,000 of principal, and conversion of $720,000 of principal, of the Milestone I Convertible Notes at a conversion price of $0.50 per share. The remaining $110,166 was extended for thirty days. The interest rate on the principal balance of the extended Milestone I Convertible Notes was amended to 15%. Furthermore, the Company obtained a 12-month extension on $168,000 in principal, and conversion of $1,128,000 in principal of the Milestone II Convertible Notes. The remaining $67,200 was extended for thirty days. The Convertible Noteholders of the Milestone I and II Convertible Notes were granted additional interest depending upon their election to convert or extend their Convertible Notes. The Noteholders of Milestone I that chose to extend their notes for 24 months were granted 1,071,000 P warrants with similar terms to the O Warrants mentioned above.

The convertible notes are unsecured and have (i) a 24-month term and a 20-month term, (ii) a 15% and 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investors may elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert; but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock.

On September 28, 2020, the Company determined the volume-weighted average price was below the $0.35 per share and consequently issued 5,305,725 additional shares in accordance with provisions of the Private Placement Offering. Similarly, the Company issued an additional 2,652,868 Warrants to investors that contributed capital or exercised the conversion of their convertible notes. Lastly, the Company issued an additional 459,000 Warrants for convertible noteholders that extended their convertible notes.

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

Results of Operations

Results of Operation for Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

Revenue and cost of revenue

Revenue decreased $857,566 (55%) from $1,565,176 in 2019 to $707,610 in 2020. The overall revenue for the third quarter 2020 was lower due to decreased sales of both single serve and bulk product which was directly impacted by COVID-19. Our product continues to be distributed through all 72 of Sysco’s U.S. mainland distribution centers, as well as through new customers beyond the Sysco distribution network.

Cost of revenue for 2020 was $423,942 as compared to $684,064 in 2019. Our gross profit was $278,553 (39.4%) and $851,207 (54.4%) for 2020 and 2019, respectively. Gross margins were lower in the third quarter due to product mix which included the launch of the new 8oz bottle and 5:1 juice concentrate. We anticipate that our gross profit percentage for the remainder of 2020 will be approximately 40% due to the composition of revenue from product sales at lower gross margins.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $685,050 (41%) from $1,661,258 in 2019 to $976,208 in 2020, with the improvement primarily driven by personnel and marketing and selling expenses resulting from lower headcount and the renegotiation of certain sales commission agreements. The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2020 and 2019:

	three months ended September 30, 2020	three months ended September 30, 2019	Difference
Personnel costs	$370,010	$639,555	$(269,545)
Stock based compensation/options	45,692	67,135	(21,443)
Legal and professional fees	29,680	61,641	(31,961)
Travel	17,331	71,967	(54,636)
Rent	19,813	19,609	204
Marketing and selling	55,194	61,402	(6,208)
Consulting fees	9,005	53,207	(44,202)
Director fees	50,000	51,275	(1,275)
Research and development	147,738	127,123	20,615
Shipping and Storage	126,737	274,588	(147,851)
Other expenses	105,008	233,756	(128,748)
	$976,208	$1,661,258	$(685,050)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $269,545 (42%) from $639,555 to $370,010. Personnel costs in 2019 included $190,746 of expense related to the settlement of Deferred Executive Compensation. We had 24 full time employees at the end of the third quarter of 2019, and we currently have 17 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the current quarter was $45,692, a decrease of $21,443, or 32%, from the year ago quarter expense of $67,135. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $31,961 (52%) from $61,641 in 2019 to $29,680 in 2020. The decrease was primarily due to renegotiated fees for legal services. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $54,636 (76%) from $71,967 in 2019 to $17,331 in 2020. The decrease is primarily due to reduction in travel costs associated with terminated employees, tighter controls over sales territories, and reduced travel due to COVID-19. We anticipate that travel expenses for the remainder of this year will be comparable to the current quarter.

Rent expense increased 1%, from $19,609 in the three months ended September 30, 2019, to $19,813 in the three months ended September 30, 2020. Rent expense is primarily for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires June 30, 2023.

Marketing and selling expenses decreased $6,208 (10%) from $61,402 in 2019 to $55,194 in 2020. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreements.

Consulting fees were $9,005 in 2020, as compared with $53,207 in 2019. The decrease of $44,202 was related primarily to sales consulting in 2019 which did not recur. Our consulting fees vary based on needs. We engaged consultants in the areas of finance during the quarter due to reduced headcount. The need for future consulting services will be variable.

Director fees decreased $1,275 from $51,275 in 2019 to $50,000 in 2020. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses increased $20,615 (16%) from $127,123 in 2019 to $147,738 in 2020. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The increase in research and development expense was primarily driven by a write down related to the launch of our 8oz bottle, offset by a reduction in labor hours for our development staff.

Shipping and storage expense decreased $147,851 (54%) from $274,588 in 2019 to $126,737 in 2020. We anticipate that shipping and storage expense as a percentage of sales will reduce slightly during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses decreased $128,748 from $233,756 in 2019 to $105,008 in 2020 which due to lower expenses related to insurance, moving expense and information technology. Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $836,384 and $949,789 for the three-month periods ended September 30, 2020 and 2019, respectively. The decrease of $113,405 or 12%, was primarily due to lower revenues, offset by lower General and Administrative expenses.

The change in fair value of the derivative liability was a gain of $19,884 for the three months ended September 30, 2020, as compared to a gain of $704,798 for the three months ended of September 30, 2019. The decrease in the gain was due to the exercise of Convertible Notes and the change in the Company’s stock price.

Interest expense for the three months ended September 30, 2020 was $61,757, as compared with $283,709 for the three months ended September 30, 2019. Interest relates to the unconverted portion of convertible debt in the amount of $1,071,000 that was issued on March 14, 2018, and in the unconverted portion of convertible debt in the amount of $235,200 that was issued on November 30, 2018. The interest rate of 10% remains unchanged on the convertible notes issued on November 30, 2018, however the interest rate on the convertible notes issued on March 14, 2018 has been modified to 15%. Interest expense includes amortization of $15,336 of the value of warrants issued with the convertible debt.

We had net losses of $878,257 and $528,700 in the three-month periods ended September 30, 2020 and 2019.

Results of Operation for Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

Revenue and cost of revenue

Revenue decreased $1,834,609 (49%) from $3,782,375 in 2019 to $1,947,766 in 2020. The decrease in revenue is primarily driven by the impact of COVID-19 on both bulk product served in the school channels and single serve product offered in restaurants, offset by revenues of our new 8oz Twist & Go product.

Cost of revenue for 2019 was $1,584,033 as compared to $1,142,391 in 2020. Our gross profit was $790,658 (41%) and $2,136,957 (57%) for 2020 and 2019, respectively. Our gross profit was lower for the nine months ended September 30, 2020 due to lower margins on our new 8oz bottle and 5:1 juice concentrate, as well as some product write-downs. We anticipate that our gross profit percentage for the remainder of 2020 will be approximately 40% due to the composition of revenue from product sales at lower gross margins.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $2,165,849 (40%) from $5,450,522 in the first nine months of 2019 to $3,284,673 for the first nine months of 2020, with the improvement primarily driven by lower personnel expenses resulting from the realignment of our sales force. The following is a breakdown of our general and administrative expenses for the nine months ended September 30, 2020 and 2019:

	nine months ended September 30, 2020	nine months ended September 30, 2019	Difference
Personnel costs	$1,217,690	$2,286,415	$(1,068,725)
Stock based compensation/options	240,216	338,683	(98,467)
Legal and professional fees	273,177	255,389	17,788
Travel	69,167	282,834	(213,667)
Rent	59,657	70,422	(10,765)
Marketing and selling	192,006	366,937	(174,931)
Consulting fees	69,193	86,706	(17,513)
Director fees	150,000	181,612	(31,612)
Research and development	326,892	400,108	(73,216)
Shipping and Storage	356,270	616,862	(260,592)
Other expenses	330,405	564,554	(234,149)
	$3,284,673	$5,450,522	$(2,165,849)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $1,068,725 (47%) from $2,286,415 in 2019, to $1,217,690 in 2020. We had 24 full time employees, 1 part time employee and 1 consultant at the end of the third quarter of 2019, and we currently have 17 full time employees and 2 consultants.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock compensation for the nine months ended September 30, 2020 was $240,216, a decrease of $98,467, or 29%, from the year ago period expense of $338,683. The decrease is primarily due to the reductions in our work force and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees increased $17,788 (7%) from $255,389 in 2019 to $273,177 in 2020. The increase was primarily due to legal services related to co-packing agreements. We anticipate legal fees related to our business and financing activities to increase as our business continues to grow.

Travel expenses were $282,834 in 2019 and decreased to $69,167 in 2020. Travel expenses are lower than 2019 due to our increased focus on controlling costs, tighter management of sales territories, and reduced travel due to COVID-19.

Rent expense in 2020 is related to our headquarters, which is located in Los Angeles, California. During the first quarter of 2019, we occupied an office in Beverly Hills, California. Effective April 1, 2019, we relocated our headquarters office to our current location, at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new four-year lease, with monthly rental cost of $6,173. Rent expense for the Beverly Hills office was approximately $14,488 per month.

Marketing and selling expenses decreased $174,931 (48%) from $366,937 in 2019 to $192,006 in 2020. Lower marketing and selling expenses were due to changes that were made to certain sales commission agreements.

Consulting fees were $69,193 in 2020, as compared with $86,706 in 2019. Our consulting fees vary based on needs. We engaged consultants in the areas of sales and operations during the period. The need for future consulting services will be variable.

Director fees decreased $31,612 from $181,612 in 2019 to $150,000 in 2020 due to the resignation of one director in 2019. Annual director fees are $50,000 per non-employee director.

Research and development expenses decreased $73,216 (18%) from $400,108 in 2019 to $326,892 in 2020. These expenses relate to the services performed by our Director of Manufacturing and Product Development, consultants supporting that employee, a write down of 8 oz bottle product, and certain commissioning expenses at our contract manufacturing locations

Shipping and storage expense decreased $260,592 (42%) from $616,862 in 2019 to $356,270 in 2020. We anticipate that shipping and storage expense as a percentage of sales will continue to improve during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements.

Other expenses decreased $234,149 from $564,554 in 2019 to $330,405 in 2020. Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable for the balance of the year.

We had operating losses of $2,936,392 and $3,810,354 for the nine-month periods ended September 30, 2020 and 2019, respectively. The improvement of $873,962 or 23%, was primarily due to lower General & Administrative expenses, offset by lower revenues and decreased margins.

Gain/loss from derivative liability was a gain of $176,983 for the nine months ended September 30, 2020, as compared to a gain of $1,097,532 for the nine months ended of September 30, 2019. The decrease in the gain was due to the change in the Company’s stock price, modification of the terms of the Series CN1, and the conversion of convertible notes. Interest expense for the nine months ended September 30, 2020 was $420,634 and was $929,596 for the nine months ended September 30, 2019. Interest relates to remaining principal outstanding for convertible debt in the amount of $1,071,000 that was issued on March 14, 2018, and in the amount of $235,200 that closed during December, 2018, which bear interest at 15% and 10%, respectively. Interest expense includes amortization of $248,727 of the value of warrants issued with the convertible debt.

We had net losses of $2,800,843 and $3,949,878 in the nine-month periods ended September 30, 2020 and 2019.

Liquidity and Capital Resources

During the nine months ended September 30, 2020, we used cash for operations of $2,517,269 and purchased equipment for $40,873. We raised cash of $3,797,800 from the issuance of common stock. During the nine months ended September 30, 2019, we used $3,191,642 of cash for operations and purchased equipment for $418,456. We raised cash of $2,400,000 from the issuance of common stock and we raised cash from the exercise of warrants in the amount of $1,500,309.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. Management has evaluated these conditions and concluded substantial doubt was mitigated due to measures taken by the Company to manage its cash burn rate, launch new products to offset the impact of COVID-19 on existing products, reduce General & Administrative expenses and Cost of Goods Sold. However, the Company cannot predict, with certainty, the outcome of its actions to preserve liquidity, including the accuracy of its financial forecast, the ability to sustain the current trend of cost cutting, the ability to raise additional capital or to extend the maturity date of the debt that is maturing in November 2021 and March 2022.

As of September 30, 2020, we had $2,743,523 of cash and restricted cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first nine months of 2020 by $2,165,849, or 40%, as compared with the first nine months of 2019. The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations as the Company continues to reduce operating expenses and increase contracts with school locations, and military bases, and anticipates the roll-out of a new product launch with the Twist & Go 8oz bottles. The Company has implemented cost reduction measures which will reduce cash expenses over the next twelve months, which includes reduced headcount. The savings in General and Administrative is estimated to yield $400,000 per year in cash savings.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that as of September 30, 2020, our disclosure controls and procedures are not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 12, 2020, Joseph Cugine resigned as President of Barfresh Corporation, Inc., a wholly-owned subsidiary of the registrant. He will continue to serve as a director of the registrant. His resignation was not due to any disagreement with the registrant.

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

BARFRESH FOOD GROUP INC.

Date: November 16, 2020	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Raffi Loussararian
Vice President of Finance (Principal Accounting Officer)

