Form 10-K
period 2020-12-31
BARFRESH FOOD GROUP INC.
filed 2021-04-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Wilshire Boulevard Suite 1720 Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2020 was $25,051,007

As of March 15, 2021, there were 149,133,372 outstanding shares of common stock of the registrant.

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

We also maintain a website at www.barfresh.com/us/, at which you may access these materials free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

PART I

Item 1. Business.

Business Overview

Barfresh is a leader in the creation, manufacturing and distribution of ready to blend frozen beverages. The current portfolio of products includes smoothies, shakes and frappes. Products are packaged in four distinct formats.

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

The Company’s new WHIRLZ 100% Juice Concentrates. The new 5:1 juice concentrates will initially target elementary and secondary schools and are a perfect complement to the company’s current existing 1:1 bulk Easy Pour products used in beverage dispensing equipment. The 100% juice concentrates offer a more affordably priced product that responds to the need of the schools to have a wider range of options at various price points. The products are USDA Reimbursable, Smart Snack Compliant for schools in the United States, a good source of Vitamin C, contain no added sugars and come in fun, great-tasting flavors. WHIRLZ 100% Juice Concentrates will come in the following 10 exciting flavors: Mango (a first to market flavor), Fruit Punch, Pink Lemonade, Cherry Limeade, Coco Breeze, Blue Raspberry, Green Watermelon, Cherry, Sour Apple, and Strawberry Kiwi.

The Company’s new ready-to-drink bottled smoothie, “Twist & Go”™, which will initially be focused towards the school system channel. This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in two different flavors: strawberry banana and peach. “Twist & Go”™ contains no added sugars, no preservatives, artificial flavors or colors. At only 125 -130 calories and with 5 grams of protein, they make the perfect start to any day or on-the-go snack.

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

Corporate History and Background

The Company, which was incorporated in Delaware on February 25, 2010, was originally formed to produce movies. As the result of a reverse merger transaction in 2012, the Company is now engaged in the manufacturing and distribution of ready to blend frozen beverages, including smoothies, shakes and frappes. We have two direct subsidiaries: Barfresh Corporation, Inc. (formerly known as Smoothie, Inc.) and Barfresh, Inc.

Products

The Company’s products are made in four formats. The first is in portion controlled single serving beverage ingredient packs, suitable for smoothies, shakes and frappes that can also be utilized for cocktails and mocktails. These packs contain all of the ingredients necessary to make a smoothie, shake or frappe, including the ice. Simply add water, empty the packet into a blender, blend and serve. The second format is the bulk “Easy Pour” format. The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The third format is the Company’s new WHIRLZ 100% Juice Concentrates. These new 5:1 juice concentrates are a perfect complement to the company’s current existing 1:1 bulk Easy Pour products used in beverage dispensing equipment. The fourth format is the Company’s new ready-to-drink bottled smoothie, “Twist & Go”™, This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in two different flavors.

5

The following flavors are available as part of our standard portfolio of single serve products:

The following flavors are available as part of our standard portfolio of bulk products:

7

Some of the key benefits of the products for the end consumers that drink the products include:

●	From as little as 125-130 calories (per serving)

●	Real fruit in every smoothie

●	Dairy free options

●	Kosher approved

●	Gluten Free

Customer Marketing Material

A wide range of consumer marketing materials has been created to assist customers in selling blended beverages.

Research and Development

The Company incurred research and development expenses for the year ended December 31, 2020 in the amount of $515,145 and for the year ended December 31, 2019 in the amount of $538,391. The decrease in Research and Development expenses was primarily attributable to reduced activity in creating unique flavors for potential customers in our national account pipeline.

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

The Company believes that its single serve products afford a very significant competitive advantage based on ease of use, portion control, premium quality, and minimal capital investment required to enable a customer to begin to carry Barfresh beverage products. The Company also believes that its bulk “Easy Pour” product represents an attractive alternative delivery method for customers that serve high volume locations, where speed of service over extended periods is a critical requirement. The Company has recently launched a “no sugar added” version of the bulk “Easy Pour” format, WHIRLZ 100% Juice Concentrates as well as Twist & Go a new ready to drink smoothie that is specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program.

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

Employees

As of March 15, 2021, the Company has 12 employees and 3 consultants.

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

The impact of COVID-19 on the Company is constantly evolving on a daily and weekly basis. The direct impact to our operations had begun to take effect at the close of the first quarter ended March 31, 2020. Specifically, our business has been impacted by dining bans targeted at restaurants to reduce the size of public gatherings. We have noted restaurant chains have closed operations and furloughed employees which would preclude our single serve products from being served at those establishments for a number of weeks. Furthermore, many school districts have closed regular attendance which could conceivably last to the end of the school year. This has directly impacted the sales of our Bulk Product into that sales channel. We are beginning to experience a disruption in the supply chain for manufacturing our products due to COVID-19. The developments surrounding COVID-19 remain fluid and dynamic, and consequently, will require the Company to continue to monitor news headlines from government and health officials, as well as, the business community.

Risks Related to Our Business

We have a history of operating losses.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2020.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that there is a material weakness due to the control environment. The control environment is impacted due to the company’s inadequate segregation of duties.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010. Beginning in April 2019, we leased this office space pursuant to a direct lease for $6,457 per month through March 31, 2023.

Item 3. Legal Proceedings.

Neither the Company nor its subsidiaries are party to or have property that is the subject of any material pending legal proceedings. We may be subject to ordinary legal proceedings incidental to our business from time to time that are not required to be disclosed under this Item 3.

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

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)

December 31, 2020	0.48	0.17
September 30, 2020	0.42	0.24
June 30, 2020	0.55	0.29
March 31, 2020	0.41	0.21
December 31, 2019	0.35	0.26
September 30, 2019	0.45	0.44
June 30, 2019	0.68	0.40
March 31, 2019	0.70	0.58

Holders

At March 15, 2021, there were 149,133,372 shares of our common stock outstanding. Our shares of common stock are held by 99 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2020, with respect to equity securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	7,640,959	$0.60	7,359,041
Equity compensation plans not approved by security holders	-	$-	-

TOTAL	7,640,959	$0.60	7,359,041

Transfer Agent

Our transfer agent, Action Stock Transfer, is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, and its telephone number is (801) 274-1088.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal year ended December 31, 2020 and for the fiscal year ended December 31, 2019. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

The Company’s products are made in four formats. The first is in portion controlled single serving beverage ingredient packs, suitable for smoothies, shakes and frappes that can also be utilized for cocktails and mocktails. These packs contain all of the ingredients necessary to make a smoothie, shake or frappe, including the ice. Simply add water, empty the packet into a blender, blend and serve. The second format is the bulk “Easy Pour” format. The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The third format is the Company’s new WHIRLZ 100% Juice Concentrates. These new 5:1 juice concentrates are a perfect complement to the company’s current existing 1:1 bulk Easy Pour products used in beverage dispensing equipment. The fourth format is the Company’s new ready-to-drink bottled smoothie, “Twist & Go”™, This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in two different flavors.

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

On March 23, 2020, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment) resulting in the receipt of proceeds in the amount of $3,825,000 million and the issuance of 7,650,000 shares. The investors of this Private Placement Offering were granted O warrants which are eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $0.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no eventless than $0.45 per share. The exercise price per share for each warrant will automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share. On September 28, 2020, the Company determined the volume-weighted average price was below the $0.35 per share and consequently issued 5,322,868 additional shares in accordance with provisions of the Private Placement Offering. Similarly, the Company issued an additional 2,652,868 Warrants to investors that contributed capital or exercised the conversion of their convertible note. Lastly, the Company issued an additional 459,000 Warrants for convertible noteholders that extended their convertible notes.

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

Currently we have 12 employees and 3 consultants.

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

Stock-based Compensation

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

Results of Operations

Revenue and cost of revenue

Revenue decreased $1,739,238, or -40%, from $4,306,785 in 2019 to $2,567,547 in 2020. The overall revenue for 2020 was lower due to decreased sales of both single serve and bulk product which was directly impacted by COVID-19.

Cost of revenue for 2020 was $1,784,537 as compared to $1,928,210 in 2019. Our gross profit was $764,072 (30%) and $2,313,209 (54%) for 2020 and 2019, respectively. This decline was mainly driven by the COVID 19 pandemic in 2020. In addition, gross margins were lower due to product mix which included the launch of the new 8oz bottle and 5:1 juice concentrate. Also contributing to the lower gross profit were inventory price and quantity adjustments along with higher customer rebates. Depreciation from manufacturing equipment was $18,938 and $65,366 for December 31, 2020 and 2019, respectively.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $2,470,590 (36%) from $6,850,566 in 2019 to $4,379,976 in 2020, with the improvement driven by lower personnel expenses resulting from reduced headcount, reduced marketing and selling expense from a renegotiated distribution agreement. The following is a breakdown of our general and administrative expenses for the years 2020 and 2019.

	Year ended December 31,	Year ended December 31,
	2020	2019	Change	Percent
Personnel costs	1,581,414	2,837,685	(1,256,271)	-44%
Stock based compensation/options	276,641	225,026	51,615	23%
Legal and professional fees	300,047	305,155	(5,108)	-2%
Travel	86,569	358,455	(271,886)	-76%
Rent	82,194	92,608	(10,414)	-11%
Marketing and selling	205,050	568,107	(363,057)	-64%
Consulting fees	75,890	118,971	(43,081)	-36%
Director fees	187,500	245,386	(57,886)	-24%
Research and development	515,145	538,391	(23,246)	-4%
Shipping and storage	488,465	751,237	(262,772)	-35%
Other expenses	581,061	809,545	(228,485)	-28%
	4,379,976	6,850,566	(2,470,590)	-36%

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes for the years 2020 and 2019 and continues to be our largest cost. Personnel cost decreased $1,256,271 (44%) from $2,837,685 to $1,581,414. At year end 2019 we had 17 full time employees, and we currently have 12 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees. Stock compensation for the year ended December 31, 2020 was $276,641, an increase of $51,615, or 23%, from the year ended December 31, 2019 expense of $225,026. The increase is primarily due to changes in our workforce and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased 2%, or $5,108, from $305,155 in 2019 to $300,047 in 2020. The decrease was primarily due to reduced legal services required. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $271,886 (76%) from $358,455 in 2019 to $86,569 in 2020. The decrease is primarily due to reduced travel associated with terminated employees and COVID restrictions. We anticipate that travel expenses for 2021 will increase compared to the current year as business resume after COVID restriction lifted.

Rent expense decreased $10,414 (11%), from $92,608 in 2019, to $82,194 in 2020. Rent expense is primarily for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires March 31, 2023.

Marketing and selling expenses decreased $363,057 (64%) from $568,107 in 2019 to $205,050 in 2020. Lower marketing and selling expenses were primarily due to lower percentage commission associated with a renegotiated distribution agreement.

Consulting fees decreased $43,081 (36%), from $118,971 in 2019, to $75,890 in 2020. The decrease was due primarily to services related to consulting to improve sales operations. Our consulting fees vary based on needs. We engaged consultants in the areas of sales operations during both 2020 and 2019. The need for future consulting services will be variable.

Director fees decreased $57,886, or 24%, from $245,386 in 2019 to $187,500 in 2020 due to director and officer insurance premiums. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $23,246 (4%) from $538,391 in 2019 to $515,145 in 2020 due to reduced product development activity with national accounts and fewer market tests. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. These activities are primarily directed towards to development of new products.

Shipping and storage expense decreased $262,772 (35%) from $751,237 in 2019 to $488,465 in 2020. This improvement is primarily due to the growth of the scale of our business, and the corresponding cost savings associated with freight movement. We anticipate that shipping and storage expense as a percentage of sales will continue to reduce in the future, as the Company continues to take advantage of more efficient distribution arrangements.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. Other expense decreased $228,485, from $809,545 in 2019 to $581,061 in 2020, driven mainly by equipment repair, recruiting, and insurance expense.

Other (income)/expenses

Interest expense decreased $734,119 (60%) from $1,213,263 in 2019 to $479,144 in 2020. This decrease is due to the conversion and repayment of $2,005,366 of convertible notes during 2020.

The change in fair value of the derivative liability resulted in gains of $156,540 and $1,114,625 for the years ended December 31, 2020 and 2019, respectively. The gain was driven by the decrease in the stock price of the Company.

We recorded a net gain on extinguishment of debt of $379,200 which was comprised of a gain of $437,201, offset by a loss of $58,001. The gain of $437,201 related to the portion of convertible notes that were converted to common stock on March 20, 2020. The loss on extinguishment of debt of $58,001 related to the portion of convertible notes that were extended by either 24 months for Milestone I, or 12 months for Milestone II.

The warrant modification was revalued at February 22, 2019 with a value of $849,505. The difference in fair value immediately before and after the modification of the warrant resulted in a loss of $307,460. There was no warrant modification in 2020.

We had net losses of $4,152,506 and $5,593,302 for the years 2020 and 2019, respectively. This reduction in net loss, in the amount of $1,440,796, or 26%, is primarily attributable to the same factors that drove the improvement in operating losses, partially offset by certain non-cash charges, including higher interest, warrant modification, and gain from derivative liability, in 2019. Also due to COVID-19, there were reductions in personnel, travel, marketing and selling costs.

Liquidity and Capital Resources

As of December 31, 2020, we had a working capital surplus of $1,196,741 as compared with a working capital surplus of $146,337 at December 31, 2019. The increase in working capital surplus is primarily due to higher available cash with the issuance of stock for capital raise of $3,825,000 and the Paycheck Protection Program loan proceeds of $568,131, and increased accrued expenses, offset by higher inventory and account receivables.

The Company was granted a $568,131 loan under the Paycheck Protection Program (PPP) administered by a Small Business Administration (SBA) approved partner. The loan, which matures in two years, is uncollateralized and is fully guaranteed by the Federal government. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. No forgiveness income has been recorded for the year ended December 31, 2020. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven. Subsequent to December 31, 2020 the Company received an addition loan of $568,131 which is not reflected in our consolidated financial statements.

During the year ended December 31, 2020, we used cash of $3,197,782 in operations, $59,662 for the purchase of equipment, and $14,526 for patents and trademarks. The Company received $3,797,800 in cash for issuance of stock, $568,131 for an SBA PPP loan, and paid $56,692 in operating leases, $12,008 in debt issuance costs, and $157,366 in short term debt.

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

On March 23, 2020, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment) resulting in the receipt of proceeds in the amount of $3.825 million and the issuance of 7,650,000 shares. The investors of this Private Placement Offering were granted O warrants which are eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $0.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no eventless than $0.45 per share. The exercise price per share for each warrant will automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share. On September 28, 2020, the Company determined the volume-weighted average price was below the $0.35 per share and consequently issued 5,322,868 additional shares in accordance with provisions of the Private Placement Offering. Similarly, the Company issued an additional 2,652,868 Warrants to investors that contributed capital or exercised the conversion of their convertible note. Lastly, the Company issued an additional 459,000 Warrants for convertible noteholders that extended their convertible notes.

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

The impact of COVID-19 on the Company is evolving rapidly with events unfolding on a daily and weekly basis. The direct impact to our operations began to take effect at the close of the first quarter ended March 31, 2020. Specifically, our business was impacted by the dining bans targeted at restaurants to reduce the size of public gatherings. We note that restaurant chains have closed operations and furloughed employees which precluded our single serve products from being served at those establishments for extended periods of time throughout 2020 and still in part in many locations. Furthermore, many school districts closed regular attendance for most of the school year. This directly impacted the sales of our Bulk Product into that sales channel. We have begun to see various channels begin to open up at varying degrees due to local restrictions, although it is still a long way from pre-COVID levels of operation. As the market begins to come back online, we are beginning to experience some disruption in the supply chain and freight for manufacturing and distribution of our products. The developments surrounding COVID-19 remain fluid and dynamic, and consequently, will require the Company to continue to monitor news headlines from government and health officials, as well as the business community.

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

We have entered into a direct lease for new premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum requirements under the non-cancellable direct lease as of December 31, 2020 is $178,620.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who is presently also serving as our interim principal financial officer) and our Controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 15(d)-15(e). Based on this evaluation, our Chief Executive Officer and our Controller concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, due to inadequate segregation of duties.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 15d-15(f) under the Exchange Act, for the Company.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 15(d)-15(e). Based on this evaluation, our Chief Executive Officer and our Controller concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

Management has identified the following material weakness in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment. The control environment is impacted due to the company’s inadequate segregation of duties.

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

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we plan to hire additional financial personnel to help ensure that we are able to properly implement internal control procedures.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

In addition, we note that a different person was identified as our principal financial officer in each of our last three annual reports on Form 10-K. This lack of continuity and institutional knowledge has also affected internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	42	President, Chief Executive Officer and Chairman
Steven Lang	68	Director
Arnold Tinter	75	Secretary and Director
Joseph M. Cugine	60	Director
Isabelle Ortiz-Cochet	59	Director
Alexander H. Ware	59	Director
Justin Borus	44	Director

Riccardo Delle Coste has been the Chairman of our board of directors, President and Chief Executive Officer since January 10, 2012. He has also been the President and Chief Executive Officer of Barfresh Inc., a Nevada corporation and our wholly owned subsidiary (“Barfresh NV”), since its inception. Mr. Delle Coste is the inventor of the patented technology and the creator of Barfresh. Mr. Delle Coste developed a unique system using controlled pre-packaged portions to deliver a freshly made smoothie that is quick, cost efficient, healthy and with no waste. In building the business, he is responsible for securing new business and maintaining key client relationships. He is also responsible for the development of new product from testing to full-scale production, establishment of the manufacturing facilities that have all necessary accreditations, technology development, product improvement and research and development with new product launches. Mr. Delle Coste also has over five years of investment banking experience. Mr. Delle Coste attended Macquarie University, Sydney, Australia while studying for a Bachelor of Commerce for 3.5 years but left to pursue business interests before receiving a degree.

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

Arnold Tinter was appointed as Director, Chief Financial Officer and Secretary of the Company on January 10, 2012. Mr. Tinter resigned his position as Chief Financial Officer on May 18, 2015, and served temporarily as Principal Accounting Officer. Mr. Tinter founded Corporate Finance Group, Inc., a consulting firm located in Denver, Colorado, in 1992, and is its President. Corporate Finance Group, Inc., is involved in financial consulting in the areas of strategic planning, mergers and acquisitions and capital formation. He has been the chief financial officer and a director of other public companies In all of the companies his responsibilities included oversight of all accounting functions, including SEC reporting, strategic planning and capital formation. Since May 2015, he has served as chief financial officer of Bambu Franchising LLC, LLC, a privately held company that is a franchisor of Vietnamese-themed shoppes that serve drinks and desserts. Prior to 1990, Mr. Tinter was chief executive officer of Source Venture Capital, a holding company with investments in the gaming, printing and retail industries. Mr. Tinter received a B.S. degree in Accounting in 1967 from C.W. Post College, Long Island University, and is licensed as a Certified Public Accountant in Colorado.

Qualifications: Mr. Tinter has over 45 years of experience as a Certified Public Accountant and a financial consultant. During his career he served as a director of numerous public companies.

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

Alexander H. Ware was appointed as director of the company on July 13, 2016. Since September 2018, Mr. Ware has served as President of Foodsby, Inc., a fast-growing meal ordering platform for office buildings. Previously, he served as Interim President, Executive Vice President and Chief Financial Officer of Buffalo Wild Wings from October 2016 to 2018. From 2012 through 2016, Mr. Ware was Executive Chairman of MStar Holding Corporation (MicroStar), and had served as Interim Chief Executive Officer in 2013. Prior to MicroStar, he served as a Senior Advisor and previously as Executive Vice President of Strategic Development of Pohlad Companies, a family office, from 2010 to 2015. Starting in 1994, he served in increasing capacities at PepsiCo, then PepsiAmericas, Inc. culminating as Executive Vice President and Chief Financial Officer from 2005 to 2010. Previously, he was a Senior Associate at Booz Allen Hamilton, Inc. from 1990 to 1994. Mr. Ware received his Bachelor of Arts degree in Economics from Hampden-Sydney College and his Master of Business Administration from the Darden Graduate School of Business at University of Virginia. In addition to Barfresh, Mr. Ware currently serves on the board of MStar Holding Corporation and on the advisory board of Stonearch Capital.

Qualifications: Mr. Ware has specific and relevant industry experience in the production and marketing of beverages as well as the operations and management of restaurants. In addition, Mr. Ware has knowledge in the areas of strategic and financial planning, corporate development, personnel management, resource allocation and distribution.

Justin Borus was appointed as a Director of the Company on April 29, 2020. Mr. Borus has approximately 20 years of capital markets expertise. He has been the Chief Investment Officer of Ibex Investors, LLC, a firm focused on niche, differentiated strategies including microcap companies for over 10 years. Prior to joining Ibex, he worked in both the private equity and investment banking groups at Bear, Stearns & Co. Inc. in New York and London. Mr. Borus has served on the Board of Directors of several non-profits including the Anti-Defamation League and Colorado Public Radio.

Qualifications: Mr. Borus brings over 20 years of capital markets expertise.

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

Board Committees

We currently have an audit committee, a compensation committee and a nominating and governance committee. The members of the audit committee are Arnold Tinter, Steven Lang and Alexander Ware. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. Steven Lang, Arnold Tinter, and Alexander Ware are independent members of the audit committee, as defined below. The members of the compensation committee are Arnold Tinter, Joe Cugine, and Riccardo Delle Coste. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The members of the nominating committee are Arnold Tinter, Steven Lang, and Isabelle Ortiz-Cochet. The nominating and governance committee is primarily responsible for overseeing corporate governance and for identifying, evaluating and recommending individuals to serve as directors of the company.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to the Company, have any material interest adverse to the Company or have been subject to legal, administrative or judicial orders, proceedings or decrees required to be disclosed.

Code of Ethics

Our Chief Executive Officer, and our Controller are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year, we believe that during the fiscal year ended December 31, 2020 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

●	Joseph Cugine, late filing of Form 4
●	Isabelle Ortiz-Cochet, late filing of Form 4
●	Alexander H. Ware, late filing of Form 4
●	Steve Lang, late filing of Form 4
●	Riccardo Delle Coste, late filing of Form 4

Each late filing reported one transaction unless otherwise indicated. None of our officers or directors submitted Form 5 filings.

Item 11. Executive Compensation.

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended December 31, 2020 and 2019, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”). Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Option awards ($)		All other compensation ($)		Total ($)
Riccardo Delle Coste,	2020	350,000	(1)	67,500	(2)	10,800	(3)	428,300
Chief Executive Officer	2019	350,000	(1)	82,500	(4)	10,800	(3)	443,300

Raffi Loussararian,	2020	175,000		24,000	(5)	-0-		199,000
Vice President Finance	2019	74,936		51,000	(6)	-0-		125,936

(1)	Of the salary earned in 2020, $213,648 was paid and $136,352 was deferred. In 2019 $232,835 was paid and $117,165 was deferred.

(2)

Represents a stock option grant of 250,000 option shares issued 04/27/2020 with an exercise price of $0.38, which vests in equal increments on each of the first, second and third anniversaries of the date of grant.

(3)	Represents the car allowance paid to Mr. Delle Coste.

(4)	Represents a stock option grant of 250,000 options shares issued 5/20/19 with an exercise price of $0.45, which vests in equal increments on each of the first, second and third anniversaries of the date of grant.

(5)	Represents a stock option grant of 100,000 shares issued 01/06/2020 with an exercise price of $0.37, which vests 3 years after the date of grant (cliff vesting).
(6)	Represents a stock option grant of 150,000 shares issued 7/29/19 with an exercise price of $0.45 which vests ratably according to the option schedule on each anniversary over the next three years and are exercisable until 7/29/27.

Employment Agreements

On April 27, 2015, Smoothie, Inc. entered into an executive employment agreement with Riccardo Delle Coste, its Chief Executive Officer and director. Mr. Delle Coste is also the Chief Executive Officer and Chairman of the Company. Pursuant to the employment agreement, he receives a base salary of $350,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Delle Coste receives up to an additional 500,000 performance options, on an annual basis. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

The Company entered into an executive employment agreement with Raffi Loussararian on July 29, 2019, to which he agreed to serve as Vice President, Finance. Pursuant to the employment agreement, Mr. Loussararian received a base salary of $175,000 and performance bonuses of 25% of his base salary, based upon performance targets determined by the Board of Directors. In addition, Mr. Loussararian was granted 3-year options to purchase up to 150,000 shares of common stock of Barfresh. Option grants vest ratably on each anniversary of the date of commencement of Mr. Loussararian’s employment. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan. Mr. Loussararian left the Company in January 2021.

The following table sets forth information with respect to outstanding equity awards for the Named Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Riccardo Delle Coste	250,000	(1)			0.69	4/27/23
	250,000	(1)			0.61	5/27/24
	125,000	(1)			0.72	11/25/24
	250,000	(1)			0.72	4/27/25
	250,000	(1)			0.55	9/15/25
	166,667	(2)	83,333	(2)	0.52	7/26/26
	83,333	(2)	166,667	(2)	0.45	5/20/27
			250,000	(2)	0.38	4/25/28

Raffi Loussararian	50,000	(2)	100,000	(2)	0.45	7/29/27
			100,000	(3)	0.37	1/6/28

(1)	Fully vested.
(2)	Vest ratably in equal increments on the first, second and third anniversary of the date of grant of the option.
(3)	Vests on the third anniversary of date of grant of the option.

Compensation of Directors

The following table summarizes the compensation paid to our directors that were not employees for the fiscal year ended December 31, 2020. A director who is a Company employee does not receive any compensation for service as a director. The compensation received by directors that are employees of the Company is shown above in the summary compensation table. We reimburse all directors for expenses incurred in their capacity as directors.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Arnold Tinter	50,000	-0-	-0-	50,000
Steven Lang	50,000	-0-	-0-	50,000
Isabelle Ortiz-Cochet	-0-	-0-	50,000	50,000
Alex Ware	-0-	50,000	-0-	50,000
Justin Borus(1)

(1)	Mr. Borus became a director on April 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 15, 2021 for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 15, 2021. As of March 15, 2021, the Company had 149,133,372 shares of common stock outstanding. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 15, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Common Stock
Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class o/s
Riccardo Delle Coste (2) (3) (4) (5) (6)	22,589,053	14.90%

Steven Lang (7) (8) (9) (10) (11)	21,504,699	14.30%

Arnold Tinter (12)	800,000	0.5 4%

Joe Cugine (13) (14) (15)	3,801,074	2.52%

Alexander Ware (16) (17) (18)	678,101	0.45%

Isabelle Ortiz-Cochet 2 Allee De Longchamp Suresnes, France (19) (20)	473,342	0.32%

Justin Borus (21) (22) (23)	22,674,337	14.81%

Raffi Loussararian	0	—

All directors and officers as a group (8 persons)	72,520,605	45.61%

Unibel 2 Allee De Longchamp Suresnes, France 92150 (24) (25) (26)	29,138,798	18.34%

IBEX Investors LLC (fka) Lazarus Investment Partners LLLP (27) 3200 Cherry Creek South Drive Suite 670 Denver, CO 80209	16,245,766	10.76%

1	The address of those listed, except as noted is c/o Barfresh Food Group Inc., 3600 Wilshire Blvd., Suite 1720 Los Angeles CA 90010.

2	Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company.

3	Includes 19,524,381 shares owned by R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

4	Includes 1,541,667 shares issuable under exercisable options granted.

5	Includes 131,679 shares underlying warrants issued in connection with promissory notes, the holder of which is Riccardo Delle Coste or R.D. Capital Holdings PTY Ltd., and of which Riccardo Delle Coste is deemed to be a beneficial owner.

6	Includes 50,000 shares underlying convertible debt held by R.D. Capital Holdings PTY Ltd.

7	Mr. Lang is a Director of the Company.

8	Includes 19,127,177 shares owned by Sidra Pty Limited and 516,236 shares owned by Hodumo Pty Ltd, of which Steven Lang is deemed to be a beneficial owner.

9	Includes 456,237 shares underlying options granted.

10	Includes 722,371 and 44,082 shares underlying warrants issued in connection with promissory notes, the holder of which is Hodumo Pty Ltd and Sidra Pty Ltd, respectively, of which Steven Lang is deemed to be a beneficial owner.

11	Includes 300,000 shares underlying convertible debt held by Hodumo Pty Ltd.

12	Mr. Tinter is the Secretary and a Director of the Company.

13	Mr. Cugine is a Director of the Company.

14	Includes 1,350,458 shares issuable under exercisable options granted.

15	Includes 409,030 shares underlying warrants issued in connection with purchase of common shares.

16	Mr. Ware is a Director of the Company.

17	Includes 580,476 shares owned by The Alexander Ware Revocable Trust of which Mr. Ware is deemed to be a beneficial owner.

18	Includes 78,125 shares underlying warrants issued to The Alexander Ware Revocable Trust in connection with purchase of common shares.

19	Ms. Ortiz-Cochet was a Director of the Company

20	Includes 473,342 shares underlying options granted.

21	Mr. Borus is a Director of the Company.
22	Includes 14,442,776 shares owned by Ibex Investors LLC and 3,000 shares owned by Lazarus Macro Micro Partners LLLP, of which Justin Borus is the manager of the investment manager and general partner, respectively, and deemed to be a beneficial owner.

23	Includes 1,800,000 shares underlying warrants issued to Ibex Investors LLC and 2,142,857 shares underlying warrants issued to Mr. Borus.

24	Includes 7,812,500 shares underlying warrants issued in connection with the purchase of common stock.

25	Includes 671,098 shares underlying warrants issued in connection with a convertible promissory note.

26	Includes 1,252,274 shares underlying warrants issued in connection with the purchase of common stock

27	Includes 1,800,000 shares underlying warrants issued in connection with the purchase of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of fiscal 2020 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined as of December 31, 2020 that four of our six directors are independent, which constitutes a majority.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended December 31, 2020 and December 31, 2019 were as follows.

	2020	2019
Audit fees	$73,032	$85,195
Audit related fees	-	-
Tax fees	6,300	8,375
All other fees	-	-
Total	$79,332	$93,570

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

Audit Fees. The aggregate fees billed for the years end December 31, 2020 and December 31, 2019 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. Eide Bailly LLP did not provide us with audit related services for the years ended December 31, 2020 or December 31, 2019, that are not reported under Audit Fees.

Tax Fees. The aggregate tax fees billed for the years end December 31, 2020 and 2019 related to the preparation of corporate income tax returns.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the years ended December 31, 2020 or December 31, 2019.

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

PART IV

Item 15. Exhibits and Financial Statements.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: April 14, 2021	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	April 14, 2021
Riccardo Delle Coste	(Principal Executive Officer and interim Principal Financial Officer)

/s/ Eric Narimatsu	Controller	April 14, 2021
Eric Narimatsu	(Principal Accounting Officer)

/s/ Steven Lang	Director	April 14, 2021
Steven Lang

/s/ Arnold Tinter	Director	April 14, 2021
Arnold Tinter

/s/ Joseph M. Cugine	Director	April 14, 2021
Joseph M. Cugine

/s/ Isabelle Ortiz-Cochet	Director	April 14, 2021
Isabelle Ortiz-Cochet

/s/ Alexander H. Ware	Director	April 14, 2021
Alexander Ware

/s/ Justin Borus	Director	April 14, 2021
Justin Borus

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K as filed January 17, 2012)

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.5	Form of Series PA Warrant (incorporated by reference to Exhibit 4.5 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.6	Form of Series CN Warrant (incorporated by reference to Exhibit 4.6 to Form 10K for the period ending March 31, 2014, as filed June 30, 2014)

4.7	Form of Series EN Warrant (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.8	Form of Series E Warrant (Incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-1 (Registration No. 333-203340) as filed April 10, 2015)

4.9	Form of Series G Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed February 16, 2015)

4.10	Form of Series H Warrant (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.11	Form of Series I Warrant (incorporated by reference to Exhibit 4.11 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.12	Form of Convertible Promissory Note dated January 29, 2016 by Barfresh Food Group Inc. in favor of certain investors (incorporated by reference to Exhibit 4.12 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.13	Form of warrant dated December 1, 2013 (incorporated by reference to Exhibit 4.13 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

4.14	Form of Series K Warrant (incorporated by reference to Exhibit 4.14 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

4.15	Form of Series J Warrant (incorporated by reference to Exhibit 4.15 to Registration Statement on Form S-1 (Registration No. 333-333-215322) as filed December 23, 2016)

4.16	Repayment of Debt Agreement dated July 26, 2018 by and between Barfresh Food Group, Inc. and Ibex Investors LLC (incorporated by reference to Exhibit 4.16 to Registration Statement on Form S-1, No. 333-228030)

4.17	Form of Series L Warrant (incorporated by reference to Exhibit 4.17 to Registration Statement on Form S-1, No. 333-228030)

4.18	Form of 10% Convertible Promissory Note dated March 5, 2018 issued by Barfresh Food Group Inc. in favor of Ibex Investors LLC (incorporated by reference to Exhibit 4.18 to Registration Statement on Form S-1, No. 333-228030)

4.19	Form of 12% Convertible Promissory Note issued by Barfresh Food Group, Inc. in favor of certain investors in February 2018 (incorporated by reference to Exhibit 4.19 to Registration Statement on Form S-1, No. 333-228030)

4.20	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.20 to Annual Report on Form 10-K for the year ended December 31, 2019, as filed April 13, 2020)

4.21	Form of Series O Warrant (incorporated by reference to Exhibit 4.21 to Annual Report on Form 10-K for the year ended December 31, 2019, as filed April 13, 2020)

10.1	Form of Registration Rights Agreement dated February 16, 2016 (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

10.2	Intellectual Property Sale Deed by and between National Australia Bank Limited and Barfresh Inc. dated October 15, 2013 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q as filed November 20, 2013)

10.3	Form of Securities Purchase Agreement dated February 16, 2016 by and between Barfresh Food Group Inc. and certain investors. (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1 (Registration No. 333-211019) as filed April 29, 2016)

10.4	Form of Investor Rights Agreement dated November 23, 2016 by and between Barfresh Food Group, Inc. and Unibel (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1 No. 333-203340)

10.5	Form of Securities Purchase Agreement dated November 23, 2016 by and between Barfresh Food Group, Inc. and Unibel (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.6	Form of Securities Purchase Agreement dated September 28, 2016 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.7	Form of Registration Rights Agreement dated September 28, 2016 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 333-215322) as filed December 23, 2016)

10.8	Barfresh Food Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed June 30, 2014)+

10.9	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.10	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.11	Executive Employment Agreement by and between Smoothie, Inc. and Joseph M. Cugine dated April 27, 2015 (incorporated by reference to Exhibit 10.12 to Annual Report Form 10-K filed July 7, 2015)+

10.12	Form of Series D Warrant Exercise Offer dated July 25, 2018 (incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-1, No. 333-228030)

10.13	Form of Securities Purchase Agreement dated February 14, 2018 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1, No. 333-228030)

10.14	Form of Securities Purchase Agreement dated March 15, 2020 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.14 to Annual Report on 10-K for the year ended December 31, 2019, filed April 13, 2020)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 2019, filed April 13 2020)

31.1	Rule 15d-14(a) Certification*

32.1	Certification Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance.
101.XSD	XBRL Schema.
101.PRE	XBRL Presentation.
101.CAL	XBRL Calculation.
101.DEF	XBRL Definition.
101.LAB	XBRL Label.

*	Filed herewith
+	Compensatory plan

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Barfresh Food Group Inc.

See the accompanying notes to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Barfresh Food Group, Inc.

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Debt and Equity Transactions

As discussed in Notes 7, 8 and 10 to the consolidated financial statements, the Company has entered into debt and equity agreements which include stock-based compensation, debt modification and derivative liabilities. These agreements include transactions, including the issuance of warrants and stock options, that are required to be recorded at estimated fair value. These transactions resulted in recording of stock-based compensation expense of $276,641 and a gain on debt extinguishment of $379,200 for the year ended December 31, 2020, and the recording of a derivative liability of $41,475 as of December 31, 2020.

The Company’s determination of the estimated fair value involves the identification of related financial instruments and a clear understanding of the terms of the agreements. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

Our audit procedures related to determination of the estimated fair values of these debt and equity transactions included the following, among others:

●	We gained an understanding of management’s process and methodology to develop the estimates
●	We examined signed contracts and amendments.
●	We evaluated the reasonableness of the inputs and assumptions used by management in developing the estimates.
●	We evaluated the adequacy of the disclosures related to these fair value measurements.

/s/ Eide Bailly LLP

We have served as Barfresh Food Group Inc.’s auditor since 2012.

Denver, Colorado

April 14, 2021

Barfresh Food Group Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019
Assets
Current assets:
Cash	$1,816,887	$999,989
Restricted cash	142,382	91,385
Accounts receivable, net	425,029	284,668
Inventory, net	870,190	634,746
Prepaid expenses and other current assets	47,066	17,606
Total current assets	3,301,554	2,028,394
Property, plant and equipment, net of depreciation	1,922,912	2,406,317
Operating lease right-of-use assets, net	147,947	203,287
Intangible assets, net of amortization	430,216	479,503
Deposits	14,817	8,304
Total Assets	$5,817,446	$5,125,805

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$353,046	$625,068
Accrued expenses	298,489	250,125
Advance payment	401,306	-
Accrued payroll	191,137	215,601
Accrued vacation	117,166	95,851
Accrued interest	68,627	487,978
Lease liability	65,007	56,692
Loan payable – Paycheck Protection Program	410,317	-
Convertible note, net of discount	158,243	150,742
Derivative liabilities	41,475	-
Total current liabilities	2,104,813	1,882,057
Long term liabilities:
Accrued interest	127,664	-
Lease liability	94,170	159,177
Loan payable – Paycheck Protection Program	157,814	-
Convertible note - related party, net of discount	197,804	1,181,942
Convertible note, net of discount	810,995	1,407,877
Derivative liabilities	-	211,028
Total liabilities	3,493,260	4,842,081

Commitments and contingencies (Note 6,7,8 and 13)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 149,133,372 and 130,341,737 shares issued and outstanding at December 30, 2020and 2019, respectively	149	130
Additional paid in capital	53,223,665	47,030, 716
Accumulated deficit	(50,899,628)	(46,747, 122)
Total stockholders’ equity	2,324,186	283,724
Total Liabilities and Stockholders’ Equity	$5,817,446	$5,125,805

See the accompanying notes to the consolidated financial statements.

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2020 and 2019

	2020	2019
Revenue	$2,567,547	$4,306,785
Cost of revenue	1,784,537	1,928,210
Depreciation of manufacturing equipment	18,938	65,366
Gross profit	764,072	2,313,209

Operating expenses:
General and administrative	4,379,976	6,850,566
Depreciation and amortization	593,198	649,847
Total operating expenses	4,973,174	7,500,413

Operating loss	(4,209,102)	(5,187,204)

Other (income)/expenses
(Gain) from derivative liability	(156,540)	(1,114,625)
(Gain) from debt extinguishment	(379,200)	-
Warrant modification	-	307,460
Interest expense	479,144	1,213,263
Total other (income) expense	(56,596)	406,098

Net (loss)	$(4,152,506)	$(5,593,302)

Per share information - basic and fully diluted:
Weighted average shares outstanding	138,755,506	128,510,646
Net (loss) per share	$(0.03)	$(0.04)

See the accompanying notes to the consolidated financial statements.

Barfresh Food Group, Inc.

Statement of Stockholders’ Equity

For the Years ended December 31, 2020 and 2019

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2019	122,770,960	$123	$41,118,649	$(41,153,820)	$(35,048)
Exercise of warrants	3,196,180	3	1,884,873	-	1,884,876
Issuance of stock and options for services	374,597	-	335,914	-	335,914
Equity based compensation	-	-	225,026	-	225,026
Warrants issued to Management	-	-	758,798	-	758,798
Issuance of stock for capital raise	4,000,000	4	2, 399,996	-	2,400,000
Warrant modification	-	-	307,460	-	307,460
Net (loss) for the year	-	-	-	(5,593,302)	(5,593,302)
Balance December 31, 2019	130,341,737	130	47,030,716	(46,747,122)	283,724
Issuance of stock for capital raise, net of offering costs of $27,200	12,972,868	13	3,797,787	-	3,797,800
Conversion of debt	4,770,030	5	1,333,757	-	1,333,762
Interest paid in shares	654,651	1	392,788	-	392,789
Issuance of stock for services	272,559	-	130,000	-	130,000
Equity based compensation	-	-	276,641	-	276,641
Warrants issued to management	-	-	167,893	-	167,893
Warrant modification	-	-	18,899	-	18,899
Warrant issued for note extension	-	-	75,184	-	75,184
Restricted stock issuance	121,527	-	-	-	-
Net (loss) for the year	-	-	-	(4,152,506)	(4,152,506)
Balance December 31, 2020	149,133,372	$149	$53,223,665	$(50,899,628)	$2,324,186

See the accompanying notes to the consolidated financial statements.

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2020 and 2019

	2020	2019
Net loss	$(4,152,506)	$(5,593,828)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation	548,323	651,603
Amortization	63,813	63,610
Amortization of right of use asset	55,340	38,268
Change in allowance for doubtful accounts	(8,364)	89,397
Change in inventory reserve	(41,558)	69,414
Interest expense related to debt discount	276,013	881,871
Warrant modification expense	-	307,460
Stock-based compensation	276,641	225,026
Stock and options issued for services	130,000	335,914
Gain on derivative	(156,540)	(1,114,625)
Gain on debt extinguishment	(379,200)	-
Changes in assets and liabilities
Accounts receivable	(131,997)	(16,757)
Inventories	(199,142)	456,938
Prepaid expenses and other assets	(29,460)	41,482
Deposits	(6,513)	31,065
Accounts payable	(272,022)	(502,376)
Accrued expenses	213,107	350,780
Advanced payments	401,306	-
Accrued interest	214,917	331,432
Net Cash (used for) operating activities	(3,197,782)	(3,353,326)
Investing Activities
Purchase of property and equipment	(59,662)	(466,216)
Purchase of intangibles	(14,526)	(5,324)
Net Cash (used for) investing activities	(74,188)	(471,540)
Financing Activities
Cash received for warrant exercises	-	1,500,357
Cash received for stock, net of offering costs	3,797,800	2,400,000
Repayments of convertible notes	(157,366)	-
Proceeds from note payable	568,131	-
Debt issuance costs	(12,008)	-
Payments of operating leases	(56,692)	(25,686)
Net Cash from financing activities	4,139,865	3,874,671
Net change in cash and restricted cash	867,895	49,805
Cash and restricted cash, beginning of year	1,091,374	1,041,569

Cash and restricted cash, end of year	$1,959,269	$1,091,374
Cash payments for interest	$2,775	$-
Non-cash financing and investing activities
Total property and equipment included in accounts payable	$-	$26,084
Debt discount warrant and derivative liability	$107,611	$-
Convertible notes principal and interest settled through warrant exercise	$-	$384,563
Operating lease right-of-use asset	$-	$241,555
Deferred compensation settled through issuance of warrants	$167,893	$758,798
Net carrying value of convertible notes and accrued interest settled through issuance of stock (debt extinguishment)	$1,770,963	$-
Accrued interest settled through issuance of stock	$392,789	$-

See the accompanying notes to the consolidated financial statements.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2020 and 2019. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

Restricted Cash

At December 31, 2020, the Company had $142,382 and $91,385, respectively, in restricted cash related to our co-packing agreement.

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

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Our financial instruments consist of cash, accounts receivable, accounts payable, advanced payments, derivative liabilities, convertible notes, restricted cash, and PPP loan payable. The carrying value of our financial instruments approximates their fair value, except for the derivative liability in which carrying value is fair value.

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of December 31, 2020, and 2019, the company’s allowance for doubtful accounts was $133,424 and $141,788 respectively. There was $133,424 of bad debt expense recorded for the year ended December 31, 2020 and $89,397 of bad debt expense for the year ended December 31, 2019. The allowance was applied to certain receivable accounts which are over 95 days.

Inventory

Inventory consists of finished goods and is carried at the lower of cost or net realizable value on a first in first out basis. The company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of December 31, 2020 and 2019, the Company’s inventory reserve was $59,093 and $100,651 respectively.

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

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

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

Payments that are received before performance obligations are recorded are shown as current liabilities.

The company evaluated the requirement to disaggregate revenue and concluded that substantially all of its revenue comes from a single product, frozen beverages.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $515,145 and $538,391, in research and development expenses for the years ended December 31, 2020 and 2019, respectively.

Shipping and Storage Costs

Shipping and handling costs are included in general and administrative expenses. For the years ended December 31, 2020 and 2019, shipping and handling costs totaled $488,465 and $751,237, respectively.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Leases

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

For the years ended December 31, 2020 and 2019 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2020 and 2019 any equivalents would have been anti-dilutive as we had losses for the years then ended.

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

Recent pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following at December 31:

	2020	2019
Raw materials	$130,296	$286,028
Finished goods	798,987	449,369
Inventory reserve	(59,093)	(100,651)
Inventory, net	$870,190	$634,746

Note 3. Property Plant and Equipment

Major classes of property and equipment at December 31, 2020 and 2019 consist of the following:

	2020	2019
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,573,528	3,521,636
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,609,634	3,557,742
Less: accumulated depreciation	(2,331,034)	(1,787,967)
	1,278,600	1,769,775
Equipment not yet placed in service	644,312	636,542
Property and equipment, net of depreciation	$1,922,912	$2,406,317

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

We recorded depreciation expense related to these assets of $529,385 and $586,237 for the years ended December 31, 2020 and 2019, respectively. Depreciation expense in Cost of Goods Sold was $18,938 and $65,366 for the years ended December 31, 2020 and 2019 respectively.

Note 4. Intangible Assets

As of December 31, 2020, intangible assets consist of patent costs of $768,138, trademarks of $119,911 and accumulated amortization of $457,833.

As of December 31, 2019, intangible assets consist of patent costs of $764,891, trademarks of $108,632 and accumulated amortization of $394,020.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent, which is December 2025. The amount charged to expenses for amortization of the patent costs was $63,813 and $63,610 for the years ended December 31, 2020 and 2019, respectively.

Estimated future amortization expense related to patents as of December 31, 2020, is as follows:

Years ending December 31,	Total Amortization
2021	$64,422
2022	64,422
2023	64,422
2024	64,218
2025	52,821
$310,305

Note 5. Related Parties

As disclosed below in Note 7, members of management and directors invested in company’s convertible notes; and in Note 10, members of management and directors have received shares of stock and options in exchange for services.

Note 6. Paycheck Protection Program (PPP) loan

The Company was granted a $568,131 loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loan, which matures in two years, is uncollateralized and is fully guaranteed by the Federal government. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. No forgiveness income has been recorded for the year ended December 31, 2020. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven. The company has applied for and anticipates the loan to be forgiven in 2021.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 7. Convertible Notes (Related and Unrelated Party)

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

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

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

The convertible notes consist of the following components as of December 31, 2020 and December 31, 2019:

	2020	2019
Convertible notes	$1,181,167	$2,704,800
Less: Debt discount (warrant value)	(92,266)	(325,747)
Less: Debt discount (derivative value) (Note 8)	-	(638,988)
Less: Debt discount (issuance costs paid)	(6,004)	(27,000)
Less: Note repayments/conversion	(110,166)	(803,634)
Add: Debt discount amortization	38,173	898,940
	$1,010,904	$1,808,371

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

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

The convertible notes consist of the following components as of December 31, 2020 and December 31, 2019:

	2020	2019
Convertible notes	$235,200	$1,363,200
Less: Debt discount (warrant value)	(1,817)	(212,763)
Less: Debt discount (derivative value) (Note 8)	(13,528)	(697,186)
Less: Debt discount (issuance costs paid)	(6,004)	(23,700)
Less: Note repayments	(67,200)	-
Add: Debt discount amortization	9,487	502,639
	$156,138	$938,190

The total of the two tables above at December 31, 2020, net of discount, equals $1,167,042 which is presented on the consolidated balance sheet as, $158,243 Convertible Note, net of discount, Current Liabilities, $197,804 Convertible Note, Related Party, Net of Discount, Long-Term Liabilities and $810,995 Convertible Note, Net of Discount, Long-term Liabilities. The total of $2,740,561 shown in the two tables above at December 31, 2019, are presented in the balance sheet as Long-Term Liabilities: Convertible Note – related party net of discount, of $1,181,942, Convertible Note – net of Discount of $1,407,877, and Current Liabilities: Convertible Note – net of Discount $150,742.

Future maturity of convertible notes at face value before effect of all discount, are as follow:

Years Ending December 31,	Total Convertible Notes
2021	$168,000
2022	1,071,000
$1,139,000

On March 20, 2020, the Company and the Holders of the Series CN Note 1 and Note 2 mutually agreed to amend its terms to change the maturity date to March 20, 2022 and November 30, 2021, respectively. The Company accounted for the modification in accordance with ASC 470-50, Modifications and Extinguishments, which states that for all extinguishments of debt, the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) should be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net gain on extinguishment of debt of $379,200 which was comprised of a gain of $437,201, offset by a loss of $58,001. The gain of $437,201 related to the portion of Convertible Notes that were converted to common stock on March 20, 2020. The loss on extinguishment of debt of $58,001 related to the portion of Convertible Notes that were extended by either 24 months for CN I, or 12 months for CN2.

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

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent report date. The derivative liability was revalued at December 31, 2019 with a value of $211,028, which resulted in a gain of $1,114,625 for the year then ended.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

As discussed in Note 7, there was a portion of the CN1 and CN2 notes that was not modified. The Company continued to revalue the derivative liability for each reporting period in 2020. At December 31, 2020, there was no value as the Company settled the derivative liability through repayment of the outstanding principal upon maturity. On March 20, 2020, the Company determined the fair value of the derivative liability related to CN1 and CN2 notes that were converted and extended. The derivative liability values of $23,100 (CN converted) and $3,440 (CN extended) were used to determine the debt extinguishment gain or loss.

The fair value of the derivative liability for CN notes that were converted and CN notes that were extended was calculated using the Black-Scholes model using the following assumptions:

March 20, 2020
Expected life (in years)	0.71
Volatility	84.82%
Risk Free interest rate	0.5%
Dividend yield (on common stock)	-

As the variable conversion provisions were not modified for $168,000 of CN2 notes that were extended to November 2021, the Company valued the derivative liability as of March 20, 2020. As of March 20, 2020, the initial value of the derivative liability was $13,527.

The fair value of the derivative liability for CN2 notes that were extended was calculated using the Black-Scholes model using the following assumptions:

March 20, 2020
Expected life (in years)	1.71
Volatility	88.02%
Risk Free interest rate	0.37%
Dividend yield (on common stock)	-

The fair value of the derivative liabilities for CN Convertible Note 2 of 2 was calculated using the Black-Scholes model using the following assumptions.

	December 31, 2020	December 31, 2019
Expected life	0.92	0.93
Volatility	120.38%	104.89%
Risk Free interest rate	.1%	1.58%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2018 to December 31, 2019:

December 31, 2018	$1,325,653
Loss from change in value	(1,114,625)
For the period ended December 31, 2019	$211,028

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Reconciliation of the derivative liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2019 to December 31, 2020:

December 31, 2019
$211,028
Extinguishment change in derivative from conversion	(23,100)
Extinguishment change in derivative from extension	(3,440)
Initial derivative value – March 20, 2020	13,527
Net gain from change in value	(156,540)
For the period ended December 31, 2020	$41,475

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2019 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2019	$-	-	211,028	$211,028

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2020	$-	-	41,475	$41,475

Note 9. Commitments and Contingencies

We lease office space under non-cancelable operating lease which expires on March 31, 2023. We incurred lease expense of $82,194 and $92,608 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our right of use asset and related liability was $147,947 and $159,177, respectively.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 2.25 years.

The following table presents the future operating lease payment as of December 31, 2020.

2021	$78,021
2022	80,361
2023	20,238
Total Lease payments	178,620
Less: imputed interest	(19,443)
Total lease liability	$159,177

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently the defendant in one legal proceeding for an amount less than $100,000. Our legal counsel and management believe a material unfavorable outcome to be remote.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 10. Stockholders’ Equity

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

The Holders of 2,841,454 warrants elected to exercise those warrant on a cash basis of $1,320,313 and cashless basis of $384,563 to offset convertible note and accrued interest; and received 2,841,454 shares of our common stock.

The Holder of 300,000 warrants elected to exercise those warrant on a cash basis of $180,000 and received 300,000 shares of our common stock.

During the year ended December 31, 2019, the Company completed additional funding including a Private Placement Offering for common shares priced at $0.60 per share, resulting in the receipt of proceeds in the amount of $2.4 million and the issuance of 4,000,000 shares.

In addition, the Company settled certain Executive Deferred Compensation payments with a combination of cash and warrants. The total amount of Deferred Executive compensation settled is $771,113. One-third of that total or $243,623, was paid in cash. The remaining balance of $487,246 was settled by granting the Executives warrants exercisable for five years to purchase the Company’s stock at an exercise price of $0.70 per share.

During the year ended December 31, 2020, the Company completed a funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment) in the amount of $3,825,000 and the issuance of 7,650,000 shares. The investors of this Private Placement Offering were granted O warrants to be eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $0.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no eventless than $0.45 per share. The exercise price per share for each warrant will automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

On September 28, 2020, the Company determined the volume-weighted average price was below the $0.35 per share and consequently issued 5,322,868 additional shares in accordance with provisions of the Private Placement Offering. Similarly, the Company issued an additional 2,652,868 Warrants to investors that contributed capital or exercised the conversion of their convertible note. Lastly, the Company issued an additional 459,000 Warrants for convertible noteholders that extended their convertible notes.

In addition, at the Company’s option, we issued 654,651 shares of our Common Stock to pay interest due of $392,789.

We issued 272,559 shares of our Common Stock for services rendered. The shares of our common stock were valued between $0.25 - $0.50 per share.

During the year ended December 31, 2020, we issued 870,000 options to purchase our common stock to employees and 199,358 options to a Board Member. The exercise price of the options was between $0.34 and $0.44 per share, with both cliff and graded vesting over 3 years, and are exercisable for a period of 8 years.

The fair value of the options issued ($217,650, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5 to 8
Volatility (based on a comparable company)	73.36%-75.82%
Risk Free interest rate	0.30%-1.61%
Dividend yield (on common stock)	-

For the year ended December 31, 2020, 625,423 options expired or were cancelled.

During the first quarter of 2020, the Company settled certain Executive Deferred Compensation payments with the issuance of 1,573,988 warrants. The fair value of the warrants totaled $251,837. The total executive Deferred Compensation that was settled with the issuance of the warrants was $167,892. The difference between the fair value of the warrants and the Executive Deferred Compensation settled of $83,945 was recorded as stock-based compensation during the year ended December 31, 2020.

The total amount of equity-based compensation included in additional paid in capital was $276,641 and $225,026 for the years ended December 31, 2020 and 2019.

The following is a summary of outstanding stock options issued to employees and directors as of December 31, 2020:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2019	7,428,014	.40 - .87	5.48
Issued	1,156,343	.45 - .73
Cancelled	(1,387,333)
Outstanding December 31, 2019	7,197,024	.40 - .87	4.55	-
Issued	1,069,358	.34 - .44
Cancelled/Expired	(625,423)
Outstanding December 31, 2020	7,640,959	.34 - .87	3.48

Exercisable, December 31 2020	6,667,625	.34 - .87	3.48	-

As of December 31, 2020, the Company has $175,847 of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 1.51 years.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 11. Outstanding Warrants

The following is a summary of all outstanding warrants as of December 31, 2020:

	Number of warrants	Price per share	Remaining term in years	Intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	22,020,833	$ 0.50 - $1.00	1.34	$-
Warrants issued in connection with private placement of notes	3,465,501	$0.60	1.23	$-
Warrants issued in connection with settlement of deferred compensation	3,169,599	$0.60	3.72	$-

Note 12. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2020 and 2019 is summarized below:

	2020	2019
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(715,000)	(937,500)
State	(235,000)	(1,488,500)
Total deferred	(950,000)	(2,426,000)
Change in valuation allowance	$950,000	$2,426,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2020	2019
Income tax provision at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.9%	3.3%
Permanent Difference	(2.5)%	(2.5)%
Effect of rate change	-%	-%
Effect of change in valuation allowance	(25.4)%	(21.8)%
	-%	-%

Components of the net deferred income tax assets at December 31, 2020 and 2019 were as follows:

	2020	2019
Net operating loss carryover	$11,345,000	$10,395,000
Valuation allowance	(11,345,000)	(10,395,000)
	$-	$-

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $11,345,000 and $10,395,000 allowance at December 31, 2020 and 2019, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current period is $950,000.

As of December 31, 2020, we have a net operating loss carry forward of approximately $40,664,400. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

2030	$1,000
2031	$63,800
2032	$345,900
2033	$1,840,300
2034	$2,324,100
2035	$2,987,300
2036	$5,061,700
2037	$8,464,700
2038	$7,315,400
2039	$4,391,100

The 2020 and 2019 net operating loss carry forward of $3,404,600 and $4,464,500 does not expire under the Tax Cut and Job Act of 2017.

Note 13. Business Segments and Customer Concentrations.

During the years ended December 31, 2020 and 2020, we operated in one segment.

The following is a breakdown of customers representing more than 10% of sales for the year ended December 31, 2020:

	Revenue from customer	Percentage of total revenue
Customer A	$845,011	31.41%
Customer B	$562,499	20.91%
Customer C	$297,527	11.06%

The following is a breakdown of customers representing more than 10% of sales for the year ended December 31, 2019:

		Percentage
	Revenue from	of total
	customer	revenue
Customer A	$1,641,333	38.14%
Customer B	$739,956	17.19%

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 14. Liquidity

We have a history of operating losses and negative cash flow from operations. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the filing of this Form 10-K. Management has evaluated these conditions, and concluded that current plans will alleviate this concern. As of December 31, 2020, we had $1,959,269 of cash and restricted cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in 2020 by $2,470,590 or 36%, as compared with 2019. In January 2021, the company secured $568,131 in proceeds from the second PPP loan.

The Company is expecting an increase in revenue bouncing back from Covid-19 and its new Twist & Go products. The Company believes this will provide sufficient cash to cover operating expenses and $1,139,000 in debt due over the next 12 months. If there are not sufficient cash flows to cover the debt repayment the company believes that the debt could be satisfied through refinancing including conversion, raising additional proceeds through issuance of stock or new debt. With the lean initiatives implemented by the business in 2020, liquidity is expected to remain stable with very little change from 2020.

Management has concluded that these actions have alleviated the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

Note 15. Subsequent Events

On January 27, 2021, the Company was granted a $568,131 loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loan, which matures in five years, at an interest rate of 1%, and is uncollateralized and is fully guaranteed by the Federal government. The deferral period is 24 weeks plus 10 months from the loan note date. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven.

