Form 10-Q
period 2021-03-31
BARFRESH FOOD GROUP INC.
filed 2021-05-17
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 149,133,372 shares as of May 15, 2021.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,969,797	$1,816,887
Restricted cash	142,382	142,382
Accounts receivable, net	578,687	425,029
Inventory, net	764,023	870,190
Prepaid expenses and other current assets	58,649	47,066
Total current assets	3,513,538	3,301,554
Property, plant and equipment, net of depreciation	1,820,243	1,922,912
Operating lease right-of-use assets, net	133,202	147,947
Intangible assets, net of amortization	415,373	430,216
Deposits	14,817	14,817
Total Assets	$5,897,173	$5,817,446

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$336,684	$353,046
Accrued expenses	416,780	298,489
Advance payment	401,306	401,306
Accrued payroll	231,720	191,137
Accrued vacation	85,272	117,166
Accrued interest	240,047	68,627
Lease liability	67,223	65,007
Loan payable – Paycheck Protection Program	505,005	410,317
Convertible note - related party, net of discount	200,625	-
Convertible note, net of discount	981,753	158,243
Derivative liabilities	24,688	41,475
Total current liabilities	3,491,103	2,104,813
Long term liabilities:
Accrued interest	-	127,664
Lease liability	76,731	94,170
Loan payable – Paycheck Protection Program	631,257	157,814
Convertible note - related party, net of discount	-	197,804
Convertible note, net of discount	-	810,995
Total liabilities	4,199,091	3,493,260

Commitments and contingencies (Note 6,7,8 and 13)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 149,133,372 and 149,133,372 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	149	149
Additional paid in capital	53,189,080	53,223,665
Accumulated deficit	(51,491,147)	(50,899,628)
Total stockholders’ equity	1,698,082	2,324,186
Total Liabilities and Stockholders’ Equity	$5,897,173	$5,817,446

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
Revenue	$1,014,851	$733,880
Cost of revenue	659,423	328,634
Depreciation of manufacturing equipment	6,109	8,447
Gross profit	349,319	396,799

Operating expenses:
General and administrative	751,601	1,224,425
Depreciation and amortization	146,933	150,148
Total operating expenses	898,534	1,374,573

Operating loss	(549,215)	(977,774)

Other (income)/expenses
Gain from derivative liability	(16,787)	(150,902)
Gain on extinguishment of debt	-	(379,200)
Interest expense	59,091	295,394
Total other (income) expense	42,304	(234,708)

Net (loss)	$(591,519)	$(743,066)

Per share information - basic and fully diluted:
Weighted average shares outstanding	149,133,372	130,492,211
Net (loss) per share	$(0.00)	$(0.01)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
Net Cash (used for) operating activities	(394,088)	(973,554)

Investing Activities
Purchase of property and equipment	(4,647)	(16,575)
Purchase of intangibles	(1,263)	(1,814)
Net Cash (used for) investing activities	(5,910)	(18,389)

Financing Activities
Cash received for stock	-	2,325,000
Proceeds from note payable	568,131	-
Payments of operating leases	(15,223)	(13,233)
Net Cash from financing activities	552,908	2,311,767

Net change in cash and restricted cash	152,910	1,319,824

Cash and restricted cash, beginning of year	1,959,269	1,091,374

Cash and restricted cash, end of year	$2,112,179	$2,411,198

Non-cash financing and investing activities
Total property and equipment included in accounts payable	$23,511	$-
Executive deferred compensation settled through issuance of warrants	$-	$167,892
Net carrying value of convertible notes and accrued interest settled through issurance of stock (debt extinguishment)	$-	$1,750,963
Accrued interest settled through issuance of stock	$-	$379,350
Debt discount warrant and derivative liability	$-	$107,611
Offering and debt issuance costs included in accounts payable	$-	$39,208
Offering proceeds receivable	$-	$1,500,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

Restricted Cash

At March 31, 2021 and December 31, 2020, the Company had $142,382 and $142,382, respectively, in restricted cash related to a co-packing agreement.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Our financial instruments consist of cash, accounts receivable, accounts payable, advanced payments, restricted cash, PPP loan, convertible notes, and derivative liabilities. The carrying value of our financial instruments approximates their fair value, except for the derivative liability in which carrying value is fair value. The PPP loan and convertible notes approximate fair value as forgiveness and repayment is expected in the near term.

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of March 31, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $133,424 and $133,424, respectively. The allowance was estimated based on evaluation of collectability of outstanding accounts receivable.

Inventory

Inventory consists of raw materials and finished goods and is carried at the lower of cost or net realizable value on a first in first out basis. The Company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of March 31, 2021 and December 31, 2020, the Company’s inventory reserve was $55,701 and $59,093, respectively.

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

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight-lined basis over the estimated useful lives of the assets. Leasehold improvements are being amortized over the shorter of the useful life of the asset or the lease term that includes any expected renewal periods that are deemed to be reasonably assured. The estimated useful lives used for financial statement purposes are:

Furniture and fixtures: 5 years

Manufacturing equipment and customer equipment: 3 years to 7 years

Vehicles: 5 years

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $68,141 and $85,424, in research and development expenses for the three months ending March 31, 2021 and 2020, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Shipping and Storage Costs

Shipping and handling costs are included in general and administrative expenses. For the three months ending March 31, 2021 and 2020, shipping and handling costs totaled $143,735 and $133,108, respectively.

Lease:

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Debt Extinguishment

The Company evaluates its convertible instruments in accordance with ASC 470-50, “Debt Modifications and Extinguishments.” For all extinguishments of debt, ASC 470-50 requires the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) to be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net gain of $0 and $379,200, respectively, non-cash gain on extinguishment of debt in its statements of operations for the three months ended March 31, 2021 and 2020.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At March 31, 2021 and 2020 any equivalents would have been anti-dilutive as we had losses for the years then ended.

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

Note 2. Inventory

Inventory consists of the following at March 31, 2021 and December 31, 2020:

	2021	2020
Raw materials	$126,807	$130,296
Finished goods, net of reserve	637,216	739,894
Inventory, net	$764,023	$870,190

The Company has recorded a reserve for slow moving and potentially obsolete inventory. The reserve at March 31, 2021 and December 31, 2020 was $55,701 and $59,093, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Note 3. Property Plant and Equipment

Major classes of property and equipment at March 31, 2021 and December 31, 2020:

	2021	2020
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,601,685	3,573,528
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,637,791	3,609,634
Less: accumulated depreciation	(2,461,861)	(2,331,034)
	1,175,930	1,278,600
Equipment not yet placed in service	644,313	644,312
Property and equipment, net of depreciation	$1,820,243	$1,922,912

We recorded depreciation expense related to these assets of $130,828 and $134,246 for the three-months ended March 31, 2021 and 2020, respectively. Depreciation expense in Cost of Goods Sold was $6,109 and $8,447 for three-months ended March 31, 2021 and 2020, respectively.

Note 4. Intangible Assets

As of March 31, 2021, intangible assets consist of patent costs of $768,138, trademarks of $121,173 and accumulated amortization of $473,938.

As of December 31, 2020, intangible assets consist of patent costs of $768,138, trademarks of $119,911 and accumulated amortization of $457,833.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patents, which is December 2025. The amount charged to amortization was $16,105 and $15,902 for the three-months ended March 31, 2021 and 2020, respectively.

Estimated future amortization expense related to patents as of March 31, 2020, is as follows:

Total Amortization
Years ending December 31,
2021 (nine months remaining)	48,316
2022	64,421
2023	64,421
2024	64,219
2025	52,823
$294,200

Note 5. Related Parties

As disclosed below in Note 7, members of management and directors invested in the Company’s convertible notes; and in Note 10, members of management and directors have received shares of stock and options in exchange for services.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Note 6. Paycheck Protection Program (PPP) loan

On May 7, 2020 the Company was granted a $568,131 loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loan, which matures in two years, is uncollateralized and is fully guaranteed by the Federal government. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. No forgiveness income has been recorded for the three months ended March 31, 2021. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven. The company has applied for and anticipates the loan to be forgiven in 2021.

On January 27, 2021, the Company was granted a second $568,131 loan under the PPP administered by a SBA approved partner. The loan, which matures in five years, at an interest rate of 1%, and is uncollateralized and is fully guaranteed by the Federal government. The deferral period is 24 weeks plus 10 months from the loan note date. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven.

The repayment for the combined PPP loans as of March 31, 2021, are as follows:

Total Repayment
Years ending December 31,
2021 (nine months remaining)	410,317
2022	248,199
2023	154,945
2024	154,945
2025	154,945
Later years	12,911
$1,136,262

Note 7. Convertible Notes (Related and Unrelated Party)

As of March 31, 2021 the principal balance for the convertible notes (CN Notes 1) which mature on March 20, 2022 was $1,071,000 and bears interest at 15% and the convertible notes (CN Notes 2) which mature on November 30, 2021 was $168,000 and bears interest at 10%.

The CN Notes 1 consist of the following components as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Convertible notes	$1,181,167	$1,181,167
Less: Debt discount (warrant value)	(92,266)	(92,266)
Less: Debt discount (issuance costs paid)	(6,004)	(6,004)
Less: Note conversion/settlements	(110,166)	(110,166)
Add: Debt discount amortization	50,457	38,173
	$1,023,188	$1,010,904

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

The CN Notes 2 consist of the following components as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Convertible notes	$235,200	$235,200
Less: Debt discount (warrant value)	(1,817)	(1,817)
Less: Debt discount (derivative value) (Note 7)	(13,528)	(13,528)
Less: Debt discount (issuance costs paid)	(6,004)	(6,004)
Less: Note repayment	(67,200)	(67,200)
Add: Debt discount amortization	12,539	9,487
	$159,190	$156,138

The total of the two tables above, net of discount, equals $1,182,378 which is presented on the balance sheet as Current Liabilities: $981,753 Convertible Note, Net of Discount and $200,625 Convertible Note, Related Party, Net of Discount. The total of $1,167,042 shown in the two tables above at December 31, 2020, are presented in the balance sheet as Current Liabilities: $158,243 Convertible Note-Net of Discount and Long-Term Liabilities: $197,804 Convertible Note – related party net of Discount, and $810,095 Convertible Note – net of Discount.

Future maturity of convertible notes at face value before effect of all discount, are as follow:

Total Convertible Notes
Years ending December 31,
2021	168,000
2022	1,071,000
$1,139,000

Note 8. Derivative Liabilities

As discussed in Note 7, Convertible Notes, the Company has $168,000 of principal outstanding in CN Notes 2 that contain variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock, therefore the number of shares of common stock issuable upon conversion of the promissory note is indeterminate. The Company fair values the variable conversion provisions each reporting period. The fair value gets reported as a derivative liability in the accompanying consolidated balance sheets and the change in value is recorded as a gain or loss in the accompanying consolidated statements of operations.

The fair value of the derivative liabilities for CN Notes 2 was calculated using the Black-Scholes model using the following assumptions.

	31-Mar-21	31-Dec-20
Expected life	0.67	0.92
Volatility (based on comparable company)	116.81%	120.38%
Risk Free interest rate	.05%	.1%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2020 to March 31, 2021:

December 31, 2020	$41,475
Net gain from change in value	(16,787)
For the period ended March 31, 2021	$24,688

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2020 and March 31, 2021:

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2020	$-	-	41,475	$41,475

	Level 1	Level 2	Level 3	Total
Derivative Liability March 31, 2021	$-	-	24,688	$24,688

Note 9. Commitments and Contingencies

We lease office space under non-cancelable operating lease which expires on March 31, 2023. Our periodic lease cost was $19,918 and $20,062 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, our right of use asset and related liability was $133,202 and $143,954.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 2 years.

The following table presents the future operating lease payment as of March 31, 2021.

2021 (nine months remaining)	58,945
2022	80,361
2023	20,238
Total Lease payments	159,544
Less: imputed interest	(15,590)
Total lease liability	$143,954

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

Note 10. Stockholders’ Equity

During the three months ended March 31, 2021, we issued 250,000 options to purchase our common stock to employees. The exercise price of the options were $0.38-$0.42 per share, with graded vesting over 3 years, and are exercisable for a period of 8 years.

The fair value of the options issued ($79,157, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	8
Volatility	89.36%-89.37%
Risk Free interest rate	.72%
Dividend yield (on common stock)	-

In addition to the 250,000 options granted we cancelled 450,000 options. The total amount of equity-based compensation included in additional paid in capital was an expense charge of $30,165 offset by a recapture of expenses of $64,750, resulting in a net credit against the expense for $34,585 for the three-months ended March 31, 2021.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

The following is a summary of outstanding stock options issued to employees and directors as of March 31, 2021:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2021	7,640,959	.34 - .87	3.48	-
Issued	250,000	.38 - .42	7.83	-
Cancelled/Expired	(450,000)
Outstanding March 31, 2021	7,440,959	.34 - .87	3.70	-

Exercisable, March 31, 2021	6,227,627	.34 - .87	3.40	-

As of March 31, 2021, the Company has $176,923 of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 1.42 years.

The following are changes in stockholders’ equity as of March 31, 2020 and March 31, 2021:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2020	130,341,737	$130	$47,030,716	(46,747,122)	$283,724
Issuance of stock for capital raise, net of offering costs of $27,200	7,650,000	8	3,797,792	-	3,797,800
Conversion of debt	4,623,615	5	1,313,757	-	1,313,762
Interest paid in shares	632,251	-	379,350	-	379,350
Issuance of stock for services	-	-	12,500	-	12,500
Equity based compensation	-	-	138,712	-	138,712
Warrants issued to management	-	-	167,892	-	167,892
Warrant Modification	-	-	18,899	-	18,899
Warrant issued for note extension	-	-	75,184	-	75,184
Net (loss) for the year	-	-	-	(743,066)	(743,066)
Balance March 31, 2020	143,247,603	$143	$52,934,802	(47,490,188)	$5,444,757

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2021	149,133,372	$149	$53,223,665	$(50,899,628)	$2,324,186
Equity based compensation	-	-	(34,585)	-	(34,585)
Net (loss) for the year	-	-	-	(591,519)	(591,519)
Balance March 31, 2021	149,133,372	$149	$53,189,080	$(51,491,147)	$1,698,082

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Note 11. Outstanding Warrants

The following is a summary of all outstanding warrants as of March 31, 2021:

	Number of warrants	price per share	remaining term in years	intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	22,020,833	$0.50 - $1.00	1.20	$-
Warrants issued in connection with private placement of notes	3,465,501	$0.60	.13	$-
Warrants issued in connection with settlement of deferred compensation	3,169,599	$0.60	3.50	$-

Note 12. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of March 31, 2021, the estimated effective tax rate for the year will be zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2017 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three-month periods ended March 31, 2021 and 2020, we did not have any interest and penalties associated with tax positions. As of March 31, 2021, we did not have any significant unrecognized uncertain tax positions.

Note 13. Liquidity

During the three months ended March 31, 2021, we used cash for operations of $394,088 and purchased equipment for $4,647. During the three months ended March 31, 2020, we used cash for operations of $973,554 and purchased equipment for $16,575.

We have a history of operating losses and negative cash flow. As our operations grow, we expect to experience significant increases in our working capital requirements. Management has evaluated these conditions and concluded that current plans will alleviate this concern.

As of March 31, 2021, we had $2,112,179 of restricted and unrestricted cash on the balance sheet. We have continued to significantly reduce core operating expenses, reducing total General and Administrative Expense in the first three months of 2021 by $472,824, or 39%, as compared with the first three months of 2020.

The Company’s forecast for the next twelve months reflects a continuation of the improvement in cash flow from operations and is expecting an increase in revenue bouncing back from Covid-19 and its new Twist & Go products. The Company believes this will provide sufficient cash to cover operating expenses and $1,139,000 in debt due over the next 12 months. If there are not sufficient cash flows to cover the debt repayment the Company believes that the debt could be satisfied through refinancing including conversion, raising additional proceeds through issuance of stock or new debt. With the lean initiatives implemented by the business in 2020, liquidity is expected to remain stable with very little change from 2020. Management has concluded that these actions have alleviated the substantial doubt of our ability to continue as a going concern. However, the Company cannot predict, with certainty, the outcome of its action to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

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

During 2016 and 2017 the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four Barfresh single serve SKUs. On November 14, 2018, the Company announced that it had received approval for multiple products to be rolled out to a national restaurant chain with over 2,500 locations. The Company has multiple SKUs developed and approved by the customer which are awaiting placement on the marketing calendar.

On October 26, 2015, Barfresh signed a five-year agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present the Barfresh line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. Through this agreement, Barfresh’ products are included as part of PepsiCo’s offerings to its significant customer base. The agreement facilitates access to potential National customer accounts, through introductions provided by PepsiCo’s one thousand plus person foodservice sales team. Barfresh products have become part of PepsiCo’s customer presentations at national trade shows and similar venues. On May 30, 2019, the Company amended its agreement with Pepsi which included a reduction in the commission fee and a clause which allows either party the right to terminate the agreement upon 90 days written notice. Neither party has exercised its right to terminate the agreement. This agreement remains in effect.

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

Currently we have 12 employees and 3 consultants

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

Results of Operations

Results of Operation for Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

Revenue and cost of revenue

Revenue increased $280,971 (38%) from $733,880 in 2020 to $1,014,851 in 2021. The overall revenue for the first quarter 2021 was higher due to growing , “Twist & Go”™ revenue and the gradual return of single serve demand.

Cost of revenue for 2021 was $659,423 as compared to $328,634 in 2020. Our gross profit was $349,319 (34%) and $396,799 (54%) for 2021 and 2020, respectively. Gross margins decreased in the first quarter primarily due to product mix which includes “Twist & Go”™ at lower product margins. We anticipate margins will improve based on improving Twist and Go margins and having a greater mix of higher margin bulk and single serve revenue. As a result. the gross profit percentage for the remainder of 2021 is expected to be approximately 40%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $472,824 (39%) from $1,224,425 in 2020 to $751,601 in 2021, with the improvement primarily driven by personnel and marketing and selling expenses resulting from lower headcount and the renegotiation of certain sales commission agreements. The following is a breakdown of our general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020	Difference
Personnel costs	311,556	420,180	(108,624)
Stock based compensation/options	(34,585)	138,712	(173,297)
Legal and professional fees	63,675	92,462	(28,787)
Travel	5,321	38,919	(33,598)
Rent	19,918	20,062	(144)
Marketing and selling	41,033	78,975	(37,942)
Consulting fees	12,497	25,567	(13,070)
Director fees	77,130	50,000	27,130
Research and development	68,141	85,424	(17,283)
Shipping and storage	143,735	133,108	10,627
Other expenses	43,180	141,016	(97,836)
	751,601	1,224,425	(472,824)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $108,624 (26%) from $420,180 to $311,556. We had 16 full time employees at the end of the first quarter of 2020, and we currently have 12 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the current quarter was ($34,585) due to the departure of 2 key employees, a decrease of $173,297, or 125%, from the year ago quarter expense of $138,712. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $28,787 (31%) from $92,462 in 2020 to $63,675 in 2021. The decrease was primarily due to renegotiated fees for legal services. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $33,598 (86%) from $38,919 in 2020 to $5,321 in 2021. The decrease is primarily due to reduction in travel costs associated with terminated employees, tighter controls over sales territories, and reduced travel due to COVID-19. We anticipate that travel expenses for the remainder of this year will gradually pick up and for the second half of 2021 comparable to 2019 trends.

Rent expense remained flat for the three months ended March 31, 2020 compared to the three months ended March 31, 2021. Rent expense is for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires March 31, 2023.

Marketing and selling expenses decreased $37,942 (48%) from $78,975 in 2020 to $41,033 in 2021. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreements.

Consulting fees were $12,497 in 2021, as compared with $25,567 in 2020, a decrease of $13,070. Our consulting fees vary based on needs. We engaged consultants in the areas of finance during the quarter due to reduced headcount. The need for future consulting services will be variable.

Director fees increased $27,130 from $50,000 in 2020 to $ 77,130 in 2021. Annual director fees are anticipated at $50,000 per non-employee director of which two additional directors will be compensated in 2021.

Research and development expenses decreased $17,283 (20%) from $85,424 in 2020 to $68,141 in 2021. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The reduction is primarily due to a reduction in labor hours for our development staff.

Shipping and storage expense increased $10,627 (8%) from $133,108 in 2020 to $143,735 in 2021. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements as well as an increased volume per load due to higher sales volume in 2021.

Other expenses decreased $97,836 from $141,016 in 2020 to $43,180 in 2021, primarily due to lower insurance expense and the results of vendor payables reconciliation resulting in the correction of vendor liabilities. Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable to 2020 for the balance of the year.

We had operating losses of $549,215 and $977,774 for the three-month periods ended March 31, 2021 and 2020, respectively. The decrease of $428,559 or 44%, was primarily due to lower General and Administrative expenses.

The change in the value of the derivative liability is based upon the Black-Scholes model from one period to another. The gain is a result of the change in components of the Black-Scholes model. Components include the Company’s stock price, conversion price, remaining term, volatility, and current discount rate.

Interest expense for the three months ended March 31, 2021 was $59,091, as compared with $295,394 for the three months ended March 31, 2020. Interest relates to the unconverted portion of convertible debt of $1,071,000 that was issued on March 14, 2018, and in the unconverted portion of convertible debt in the amount of $168,000 that was issued on November 30, 2018. This compares to the unconverted portion of convertible debt of $2,244,300 and in the unconverted portion of convertible debt of $1,363,200 as of March 31, 2020.

We had net losses of $591,519 and $743,066 in the three-month periods ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had a working capital surplus of $22,435 as compared with a working capital surplus of $1,196,741 at December 31, 2020. The decrease in working capital surplus is primarily due to convertible debt net of discount of $1,182,378 coming due in the next 12 months and higher accrued interest offset by higher cash and accounts receivables.

In 2020, the Company was granted a $568,131 loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loan, which matures in two years, is uncollateralized and is fully guaranteed by the Federal government. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. No forgiveness income has been recorded for the three months ended March 31, 2021. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven. The company has applied for and anticipates the loan to be forgiven in 2021.

On January 27, 2021, the Company was granted a $568,131 loan under the PPP administered by a SBA approved partner. The loan, which matures in five years, at an interest rate of 1%, and is uncollateralized and is fully guaranteed by the Federal government. The deferral period is 24 weeks plus 10 months from the loan note date. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven.

During the three months ended March 31, 2021, we used cash of $394,088 in operations, $4,647 for the purchase of equipment, and $1,263 for patents and trademarks.

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

We have entered into a direct lease for premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum requirements under the non-cancellable direct lease as of March 31, 2021 is $143,954.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who is presently also serving as our interim principal financial officer) and our Controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 15(d)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Controller concluded that as of March 31, 2021, our disclosure controls and procedures are not effective.

Management has identified the following material weaknesses in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment. The control environment is impacted due to the company’s inadequate segregation of duties.

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we have hired additional personnel and are reassigning control responsibilities to help ensure that we are able to properly implement internal control procedures.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARFRESH FOOD GROUP INC.

Date: May 17, 2021	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Eric Narimatsu
Controller (Principal Accounting Officer)

