Form 10-Q
period 2021-06-30
BARFRESH FOOD GROUP INC.
filed 2021-08-11
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 167,601,435 shares as of August 11, 2021.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,821,636	$1,816,887
Restricted cash	142,382	142,382
Accounts receivable, net	544,558	425,029
Inventory, net	1,032,325	870,190
Prepaid expenses and other current assets	46,673	47,066
Total current assets	8,587,574	3,301,554
Property, plant and equipment, net of depreciation	1,700,796	1,922,912
Operating lease right-of-use assets, net	118,068	147,947
Intangible assets, net of amortization	399,756	430,216
Deposits	6,746	14,817
Total Assets	$10,812,940	$5,817,446

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$641,243	$353,046
Accrued expenses	360,173	298,489
Advance payment	401,306	401,306
Accrued payroll	232,037	191,137
Accrued vacation	91,440	117,166
Accrued interest	33,600	68,627
Lease liability	69,512	65,007
Loan payable – Paycheck Protection Program	12,912	410,317
Convertible note, net of discount	-	158,243
Derivative liabilities	-	41,475
Total current liabilities	1,842,223	2,104,813
Long term liabilities:
Accrued interest	-	127,664
Lease liability	58,259	94,170
Loan payable – Paycheck Protection Program	555,219	157,814
Convertible note - related party, net of discount	-	197,804
Convertible note, net of discount	-	810,995
Total liabilities	2,455,701	3,493,260

Commitments and contingencies (Note 6 and 9)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 167,601,435 and 149,133,372 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	168	149
Additional paid in capital	60,145,458	53,223,665
Accumulated deficit	(51,788,387)	(50,899,628)
Total stockholders’ equity	8,357,239	2,324,186
Total Liabilities and Stockholders’ Equity	$10,812,940	$5,817,446

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue	$1,301,211	$506,276	$2,316,062	$1,240,156
Cost of revenue	728,272	389,815	1,387,696	718,449
Depreciation of manufacturing equipment	11,564	1,155	17,673	9,602
Gross profit	561,375	115,306	910,693	512,105

Operating expenses:
General and administrative	1,017,364	1,084,040	1,768,965	2,308,465
Depreciation and amortization	146,364	153,500	293,297	303,648
Total operating expenses	1,163,728	1,237,540	2,062,262	2,612,113

Operating loss	(602,353)	(1,122,234)	(1,151,569)	(2,100,008)

Other (income)/expenses
Other (income)/expenses/loss from derivative liability	483	(6,197)	(16,305)	(157,099)
Other (income) from debt extinguishment - PPP	(568,131)	-	(568,131)	-
Other (income)/expenses/loss from debt extinguishment	193,562	-	193,562	(379,200)
Interest	68,973	63,483	128,064	358,877
Total other (income) expense	(305,113)	57,286	(262,810)	(177,422)

Net (loss)	$(297,240)	$(1,179,520)	$(888,759)	$(1,922,586)

Per share information - basic and fully diluted:
Weighted average shares outstanding	156,858,706	143,498,391	152,996,039	137,598,082
Net (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
Net Cash (used for) operating activities	$(651,255)	$(1,930,045)

Investing Activities
Purchase of property and equipment	(38,970)	(34,365)
Purchase of intangibles	(1,751)	(4,293)
Net Cash (used for) investing activities	(40,721)	(38,658)

Financing Activities
Cash received for stock	6,000,000	3,825,000
Proceeds from note payable	568,131	568,131
Repayment of convertible notes	(840,000)	(90,166)
Payments of operating leases	(31,406)	(27,360)
Net Cash from financing activities	5,696,725	4,275,605

Net change in cash and restricted cash	5,004,749	2,306,902
Cash and restricted cash, beginning of year	1,959,269	1,091,374
Cash and restricted cash, end of year	$6,964,018	$3,398,276

Accrued interest paid in stock	$151,138	$379,350
Net carrying value of convertible notes and accrued interest settled through issuance of stock (debt extinguishment)	$466,658	$1,170,963
Extinguishment of derivative liability	$25,170	$-
Executive deferred compensation settled through issuance of warrants	$-	$167,892
Debt discount warrant and derivative liability	$-	$107,611
Offering and debt issuance costs included in accounts payable	$-	$39,208

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

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

Restricted Cash

At June 30, 2021 and December 31, 2020, the Company had $142,382 and $142,382, respectively, in restricted cash related to a co-packing agreement.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, advanced payments, restricted cash, and the PPP loan. The carrying value of our financial instruments approximates their fair value. The PPP loan approximates fair value as forgiveness is expected in the near term.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of June 30, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $128,230 and $133,424, respectively. The allowance was estimated based on evaluation of collectability of outstanding accounts receivable.

Inventory

Inventory consists of raw materials and finished goods and is carried at the lower of cost or net realizable value on a first in first out basis. The Company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of June 30, 2021 and December 31, 2020, the Company’s inventory reserve was $55,701 and $59,093, respectively.

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

Property,Plant, and Equipment

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

June 30, 2021

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $70,304 and $93,730, in research and development expenses for the three months ending June 30, 2021 and 2020, respectively. For the six months ending June 30, 2021 and 2020, research and development costs totaled $138,446 and $179,154, respectively.

Shipping and Storage Costs

Shipping and handling costs are included in general and administrative expenses. For the three months ending June 30, 2021 and 2020, shipping and storage costs totaled $237,403 and $96,425, respectively. For the six months ending June 30, 2021 and 2020, shipping and storage costs totaled $381,137 and $229,533, respectively.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

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

Debt Extinguishment

The Company evaluates its convertible instruments in accordance with ASC 470-50, “Debt Modifications and Extinguishments.” For all extinguishments of debt, ASC 470-50 requires the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) to be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net loss of $193,562 and net gain of $379,200, respectively, non-cash gain/loss on extinguishment of debt in its statements of operations for the six months ended June 30, 2021 and 2020, and a net loss of $193,562 and $0 for the three months ended June 30, 2021 and 2020 respectively.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At June 30, 2021 and 2020 any equivalents would have been anti-dilutive as we had losses for the years then ended.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Stock Based Compensation

We calculate stock compensation in accordance with ASC Topic 718, Compensation-Stock Based Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee stock ownership plans.

Note 2. Inventory

Inventory consists of the following at June 30, 2021 and December 31, 2020:

	2021	2020
Raw materials	$159,718	$130,296
Finished goods, net of reserve	872,607	739,894
Inventory, net	$1,032,325	$870,190

Note 3. Property Plant and Equipment

Major classes of property and equipment at June 30, 2021 and December 31, 2020:

	2021	2020
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,599,851	3,573,527
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,635,957	3,609,633
Less: accumulated depreciation	(2,592,120)	(2,331,034)
	1,043,837	1,278,599
Equipment not yet placed in service	656,959	644,313
Property and equipment, net of depreciation	$1,700,796	$1,922,912

We recorded depreciation expense related to these assets of $130,258 and $153,500 for the three-months ended June 30, 2021 and 2020, respectively and $261,086 and $303,648 for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense in Cost of Goods Sold was $11,564 and $1,155 for three months ended June 30, 2021 and 2020, respectively, and $17,673 and $9,602 for the six months ended June 30, 2021 and 2020, respectively.

Note 4. Intangible Assets

As of June 30, 2021, intangible assets consist of patent costs of $768,138, trademarks of $121,661 and accumulated amortization of $490,043.

As of December 31, 2020, intangible assets consist of patent costs of $768,138, trademarks of $119,911 and accumulated amortization of $457,833.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patents, which is December 2025. The amount charged to amortization was $16,105 and $15,902 for the three months ended June 30, 2021 and 2020, respectively, and $32,210 and $31,805 for the six months ended June 30, 2021 and 2020, respectively.

Estimated future amortization expense related to patents as of June 30, 2021, is as follows:

Total Amortization
Years ending December 31,
2021	$32,211
2022	64,421
2023	64,421
2024	64,219
2025	52,823
$278,095

Note 5. Related Parties

As disclosed below in Note 7, members of management and directors invested in the Company’s convertible notes; and in Note 10, members of management and directors have received shares of stock and options in exchange for services.

Note 6. Paycheck Protection Program (PPP) loan

On May 7, 2020 the Company was granted a $568,131 loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loan, which matures in two years, is uncollateralized and is fully guaranteed by the Federal government. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. On May 20, 2021 the loan for $568,131 was legally released and forgiven by the SBA. Forgiveness income of $568,131 has been recorded for the three and six months ended June 30, 2021.

On January 27, 2021, the Company was granted a second $568,131 loan under the PPP administered by an SBA approved partner. The loan, which matures in five years, at an interest rate of 1%, and is uncollateralized and is fully guaranteed by the Federal government. The deferral period is 24 weeks plus 10 months from the loan note date. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven.

The repayment for the PPP loan as of June 30, 2021, are as follows:

Total Repayment
Years ending December 31,
2021 (six months remaining)	$-
2022	90,384
2023	154,945
2024	154,945
2025	154,945
Later years	12,912
Repayment of debt	$568,131

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 7. Convertible Notes (Related and Unrelated Party)

As of June 30, 2021, the Company settled all outstanding convertible note which included the $1,071,000 Series CN Note 1 noteholders. The debt settlement consisted of debt converted to company stock of $231,000 ($30,000 related party) in principal and $192,663 ($37,689 related party) in interest into 1,159,243 shares of common stock, and debt in the amount of $840,000 ($180,000 related party) was repaid.

The convertible notes consist of the following components as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Convertible notes	$1,181,167	$1,181,167
Less: Debt discount (warrant value)	(92,266)	(92,266)
Less: Debt discount (issuance costs paid)	(6,004)	(6,004)
Less: Note conversion/settlements	(1,181,167)	(110,166)
Add: Debt discount amortization	98,270	38,173
	$-	$1,010,904

 As of June 30, 2021, the Company settled all outstanding convertible note holders which included the $168,000 Series CN Note 2 noteholders. The debt settlement consisted of debt converted to company stock of $168,000 in principal and $41,747 in interest into 582,630 shares of common stock.

The convertible notes consist of the following components as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Convertible notes	$235,200	$235,200
Less: Debt discount (warrant value)	(1,817)	(1,817)
Less: Debt discount (derivative value) (Note 8)	(13,528)	(13,528)
Less: Debt discount (issuance costs paid)	(6,004)	(6,004)
Less: Note conversion/settlements	(235,200)	(67,200)
Add: Debt discount amortization	21,349	9,487
	$-	$156,138

The total of $1,167,042 shown in the two tables above at December 31, 2020, are presented in the balance sheet as Current Liabilities: $158,243 Convertible Note-Net of Discount and Long-Term Liabilities: Convertible Note – related party net of Discount of $197,804, and Convertible Note – net of Discount $810,995.

Note 8. Derivative Liabilities

As discussed in Note 7, Convertible Notes, the Company had $168,000 of principal outstanding in CN Notes 2 that contained variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued was based on the future price of the Company’s common stock, therefore the number of shares of common stock issuable upon conversion of the promissory note is indeterminate. The Company fair valued the variable conversion provisions each reporting period. The fair value was reported as a derivative liability in the accompanying consolidated balance sheets and the change in value was recorded as a gain or loss in the accompanying consolidated statements of operations.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. As of June 30, 2021, the Convertible Noteholders discussed in Note 7 were settled. Upon debt extinguishment the Company’s derivative liability was revalued at May 26, 2021 with value of $25,170, which resulted in a loss of $483 for the three months ended June 30, 2021, and a gain of $16,305 for the six months ended June 30, 2021.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

The fair value of the derivative liabilities for CN Notes 2 was calculated using the Black-Scholes model using the following assumptions.

	26-May-21	31-Dec-20
Expected life	0.46	0.92
Volatility (based on comparable company)	101.32%	120.38%
Risk Free interest rate	0.04%	0.1%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2020 to June 30, 2021:

December 31, 2020	$41,475
Net gain from change in value	(16,305)
Extinguishment change in derivative from debt settlement	(25,170)
June 30, 2021	$-

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2020 and June 30, 2021:

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2020	$-	-	41,475	$41,475

	Level 1	Level 2	Level 3	Total
Derivative Liability June 30, 2021	$-	-	-	$-

Note 9. Commitments and Contingencies

We lease office space under non-cancelable operating lease which expires on March 31, 2023. Our periodic lease cost and operating cash flows was $19,752 and $19,782 for the three months ended June 30, 2021 and 2020, respectively. Our periodic lease cost and operating cash flow was $39,670 and $34,844 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, our right of use asset and related liability was $118,068 and $127,771.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximated our borrowing rate). The remaining term on the lease is 3 years.

The following table presents the future operating lease payment as of June 30, 2021.

2021 (six months remaining)	39,297
2022	80,361
2023	20,238
Total Lease payments	139,896
Less: imputed interest	(12,125)
Total lease liability	$127,771

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 10. Stockholders’ Equity

During the six months ended June 30, 2021, we issued 520,000 options to purchase our common stock to employees. The exercise price of the options were $0.43-$0.46 per share, with a combination of both cliff and graded vesting over 3 years and are exercisable for a period of 8 years.

The fair value of the options issued ($177,751, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5-8
Volatility (based on a comparable company)	88.83%-89.37%
Risk Free interest rate	1.25%-1.32%	%
Dividend yield (on common stock)	-

For the six months ended June 30, 2021, the Company issued 148,810 options for board director compensation, and 450,000 options were cancelled. The total amount of equity-based compensation included in additional paid in capital was $44,869 and $55,812 for the three-months ended June 30, 2021 and 2020, respectively. The total amount of equity-based compensation included in additional paid in capital was $10,284 and $194,524 for the six-months ended June 30, 2021 and 2020, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of June 30, 2021:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2021	7,640,959	.34 - .87	3.23	-
Issued - Employees	520,000	.43 - .46	7.69	-
Issued - Directors	148,810	.42	7.8
Cancelled/Expired	(450,000)
Outstanding June 30 2021	7,859,769	.34 - .87	3.45	-

Exercisable, June 30, 2021	6,693,669	.34 - .87	3.10	-

As of June 30, 2021, the Company has $230,519 of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 2.85 years.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

The following is Changes in Stockholders’ Equity as of June 30, 2020 and June 30, 2021:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2020	130,341,737	$130	$47,030,716	(46,747,122)	$283,724
Issuance of stock for capital raise, net of offering costs of $27,200	7,650,000	8	3,797,792	-	3,797,800
Conversion of debt	4,770,030	5	13,333,757	-	1,333,762
Interest paid in shares	632,251	-	379,350	-	379,350
Issuance of stock for services	27,601	-	25,000	-	25,000
Equity based compensation	-	-	194,524	-	194,524
Warrants issued to management	-	-	167,892	-	167,892
Warrant Modification	-	-	18,899	-	18,899
Warrant issued for note extension	-	-	75,184	-	75,184
Restricted stock issuance	121,527	-	-	-	-
Net (loss) for the year	-	-	-	(1,922,586)	(1,922,586)
Balance June 30, 2020	143,543,146	$143	$53,023,114	(48,669,708)	$4,353,549

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2021	149,133,372	$149	$53,223,665	(50,899,628)	$2,324,186
Issuance of stock for capital raise,	16,666,666	17	5,999,983	-	6,000,000
Conversion of debt and accrued interest	1,489,976	2	685,388	-	685,390
Interest paid in shares	251,897	-	151,138	-	151,138
Issuance of stock for services	59,524	-	75,000	-	75,000
Equity based compensation	-	-	10,284	-	10,284

Net (loss) for the year	-	-	-	(888,759)	(888,759)
Balance June 30, 2021	167,601,435	$168	$60,145,458	(51,788,387)	$8,357,239

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

On June 1, 2021, the Company completed a private placement of 16,666,666 shares of its common stock at $0.36 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,410 in interest into 1,741,873 shares of common stock, and debt in the amount of $840,000 was retired.

Note 11. Outstanding Warrants

The following is a summary of all outstanding warrants as of June 30, 2021:

	Number of warrants	Price per share	Remaining term in years	Intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	20,873,817	$0.50 - $1.00	1.009	$-
Warrants issued in connection with private placement of notes	3,465,501	$0.60	1.10	$-
Warrants issued in connection with settlement of deferred compensation	3,169,599	$0.60	3.25	$-

Note 12. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of June 30, 2021, the estimated effective tax rate for the year will be zero.

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

During 2016 and 2017, the Company announced that it had signed supply agreements with several of the major global on-site foodservice operators. On March 8, 2018, the Company announced that it had signed a new supply agreement with one of the largest of these foodservice operators, for exclusive distribution of four Barfresh single serve SKUs. On November 14, 2018, the Company announced that it had received approval for multiple products to be rolled out to a national restaurant chain with over 2,500 locations. The Company has multiple SKUs developed and approved by the customer which are awaiting placement on the marketing calendar.

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

On February 14, 2018, the Company announced the private placement of convertible notes with gross proceeds of $4.1 million. The closing of the first 60% of this amount occurred between March 12 and 22, 2018, after notice was issued by the Company that it had entered into a material agreement or series of related agreements with a national account for the sale of its products into approximately 1,000 new locations. The remaining 40% of the principal amount was to be received upon achieving a second milestone, which is entering into a material agreement or series of related agreements with a national account for the sale of its products into approximately 2,500 new locations. During November of 2018, the Company and several of the Convertible Note investors agreed to amend the definition of Milestone 2 to allow for the funding the remaining 40% of the principal amount upon the Company receiving approval from a National Restaurant Chain with over 2,500 for the rollout of its products. Such approval was received during the fourth quarter of 2018, and the Company received an additional $1.4 million of convertible note proceeds.

The convertible notes were unsecured and had (i) a two-year term, and (ii) a 10% annual coupon to be paid in cash or stock at the Company’s discretion at a conversion price equal to 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the payment date, but in no event lower than sixty cents ($0.60) per share of Common Stock. The investors could elect to convert their principal into common stock at a conversion price equal to the lower of: (i) $0.88 per share of Common Stock, or (ii) 85% of the average closing bid prices of the Common Stock over the twenty (20) consecutive trading day period immediately preceding the date of investor’s election to convert, but in no event lower than $0.60 per share of Common Stock. Investors also received warrant coverage of 25% of the number of shares that would be issuable upon a full conversion of the principal amount at an average of the twenty consecutive trading day period immediately preceding the applicable closing date. If any principal amount were to remain outstanding after the one-year anniversary of the closing, investors would be granted an additional warrant with identical terms. The warrants are exercisable for a period of three years for cash at the greater of 120% of the closing price or $0.70 per share of common stock. After the initial private placement, investors were offered the opportunity to accelerate the issuance of the additional warrant by increasing their convertible note investment by 10% to 20%. After the close of the first quarter 2018, a number of investors took advantage of this acceleration opportunity, resulting in an increase in the amount of the total convertible note by $177,300 and the issuance of 930,332 additional warrants. During the fourth quarter 2018, four of the convertible note investors elected to convert their notes into stock, with a total of $453,000 of convertible debt, plus accrued interest being converted into stock.

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

On March 23, 2020, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment) resulting in the receipt of proceeds in the amount of $3,825,000 million and the issuance of 7,650,000 shares. The investors of this Private Placement Offering were granted O warrants which are eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that concluded 6 months after the initial closing (the “Six Month Price”) exceeded or equaled $0.50 per share (the “Target Price”), the per share purchase price would not be adjusted. If the Six Month Price was less than the Target Price, the per share purchase price would be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company would issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equaled the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no event less than $0.45 per share. The exercise price per share for each warrant would automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share. On September 28, 2020, the Company determined the volume-weighted average price was below the $0.35 per share and consequently issued 5,322,868 additional shares in accordance with provisions of the Private Placement Offering. Similarly, the Company issued an additional 2,652,868 Warrants to investors that contributed capital or exercised the conversion of their convertible note. Lastly, the Company issued an additional 459,000 Warrants for convertible noteholders that extended their convertible notes.

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

On June 1, 2021, the Company completed a private placement of 16,666,666 shares of its common stock at $0.36 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,410 in interest into 1,741,873 shares of common stock, debt in the amount of $840,000 was retired, and a PPP loan in the amount of $568,131 was forgiven, leaving the Company with no debt except for a PPP loan in the amount of $568,131.

Currently we have 14 employees and 3 consultants.

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

Results of Operations

Results of Operation for Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

Revenue and cost of revenue

Revenue increased $794,935 (157%) from $506,276 in 2020 to $1,301,211 in 2021. The overall revenue for the second quarter 2021 was higher due to growing “Twist & Go”™ revenue and the gradual return of single serve demand.

Cost of revenue for 2021 was $728,272 as compared to $389,815 in 2020. Our gross profit was $561,375 (43%) and $115,306 (23%) for 2021 and 2020, respectively. Gross margins increased in the second quarter primarily due to higher sales volume and product mix. We anticipate margins will improve based on improving Twist and Go margins and having a greater mix of higher margin bulk and single serve revenue. As a result, the gross profit percentage for the remainder of 2021 is expected to be approximately 40%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased slightly $66,676 (6%) from $1,084,040 in 2020 to $1,017,364 in 2021. Shipping and storage costs were higher offset by lower legal and professional fees, and personnel costs. The following is a breakdown of our general and administrative expenses for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,	Three months ended June 30,
	2021	2020	Difference
Personnel costs	$353,946	$427,500	$(73,554)
Stock based compensation/options	44,869	55,812	(10,943)
Legal and professional fees	44,712	151,035	(106,323)
Travel	12,643	12,917	(274)
Rent	19,753	19,782	(29)
Marketing and selling	40,832	57,837	(17,005)
Consulting fees	56,715	34,621	22,094
Director fees	72,870	50,000	22,870
Research and development	70,304	93,730	(23,426)
Shipping and storage	237,403	96,425	140,978
Other expenses	63,317	84,381	(21,064)
	$1,017,364	$1,084,040	$(66,676)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $73,554 (17%) from $427,500 to $353,946. We had 17 full time employees at the end of the second quarter of 2020, and we currently have 14 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the current quarter was $44,869, a decrease of $10,943, or 20%, from the year ago quarter expense of $55,812. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $106,323 (70%) from $151,035 in 2020 to $44,712 in 2021. The decrease was primarily due to renegotiated fees for legal services. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $274 (2%) from $12,917 in 2020 to $12,643 in 2021. We anticipate that travel expenses for the remainder of this year will gradually pick up and for the second half of 2021 comparable to 2019 trends.

Rent expense remained flat for the three months ended June 30, 2020 compared to the three months ended June 30, 2021. Rent expense is for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires March 31, 2023.

Marketing and selling expenses decreased $17,005 (29%) from $57,837 in 2020 to $40,832 in 2021. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreements.

Consulting fees were $56,715 in 2021, as compared with $34,621 in 2020, an increase of 64%. Our consulting fees vary based on needs. We engaged consultants in the areas of finance during the quarter due to reduced headcount. The need for future consulting services will be variable.

Director fees increased $22,870 (46%) from $50,000 in 2020 to $72,870 in 2021. Annual director fees are anticipated at $50,000 per non-employee director of which six directors will be compensated in 2021.

Research and development expenses decreased $23,426 (25%) from $93,730 in 2020 to $70,304 in 2021. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The reduction is primarily due to a reduction in labor hours for our development staff.

Shipping and storage expense increased $140,978 (146%) from $96,425 in 2020 to $237,403 in 2021. This is primarily due to higher sales volume, higher fuel costs, and from relocating materials from one location to another. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements as well as an increased volume per load due to higher sales volume in 2021.

Other expenses decreased $21,064 (25%) from $84,381 in 2020 to $63,317 in 2021, primarily due to lower insurance expense and the results of the cash and accrued expense reconciliations. Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable to 2020 for the balance of the year.

We had operating losses of $602,353 and $1,122,234 for the three-month periods ended June 30, 2021 and 2020, respectively. The improvement of $519,881 or 46%, was primarily due to higher sales volume and related product margin and lower General and Administrative expenses.

The change in the value of the derivative liability is based upon the Black-Scholes model from one period to another. The loss is a result of the change in components of the Black-Scholes model. Components include the Company’s stock price, conversion price, remaining term, volatility, and current discount rate. The derivative liability was settled upon conversion and repayment of the convertible notes.

The PPP loan in the amount of $568,131 was forgiven and debt extinguished, resulting in other operating income of $568,131.

The debt settlement in the quarter resulted in debt converted of $399,000 in principal and $280,610 in interest into 1,741,873 shares of common stock, with debt in the amount of $840,000 repaid, resulted in a loss of $193,562.

Interest expense for the three months ended June 30, 2021 was $68,973, as compared with $63,483 for the three months ended June 30, 2020. Interest relates to the unconverted portion of convertible debt of $1,071,000 that was issued on March 14, 2018, and in the unconverted portion of convertible debt in the amount of $168,000 that was issued on November 30, 2018. This compares to the unconverted portion of convertible debt of $1,071,000 and in the unconverted portion of convertible debt of $235,200 as of June 30, 2020.

We had net losses of $297,240 and $1,179,520 in the three-month periods ended June 30, 2021 and 2020, respectively.

Results of Operation for Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

Revenue and cost of revenue

Revenue increased $1,075,906 (87%) from $1,240,156 in 2020 to $2,316,062 in 2021. The overall revenue for the second quarter 2021 was higher due to growing “Twist & Go”™ revenue and the gradual return of single serve demand.

Cost of revenue for 2021 was $1,387,696 as compared to $718,449 in 2020. Our gross profit was $910,693 (39%) and $512,105 (41%) for 2021 and 2020, respectively. Gross margins decreased in the second quarter primarily due to product mix which includes “Twist & Go”™ at lower product margins. We anticipate margins will improve based on improving Twist and Go margins and having a greater mix of higher margin bulk and single serve revenue. As a result, the gross profit percentage for the remainder of 2021 is expected to be approximately 40%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $539,500 (23%) from $2,308,465 in 2020 to $1,768,965 in 2021, with the improvement primarily driven by personnel and marketing and selling expenses resulting from lower headcount and the renegotiation of certain sales commission agreements, lower stock based compensation, and legal and professional fees. The following is a breakdown of our general and administrative expenses for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,	Six months ended June 30,
	2021	2020	Difference
Personnel costs	$665,501	$847,680	$(182,179)
Stock based compensation/options	10,284	194,524	(184,240)
Legal and professional fees	108,387	243,497	(135,110)
Travel	17,964	51,836	(33,872)
Rent	39,671	39,844	(173)
Marketing and selling	81,865	136,812	(54,947)
Consulting fees	69,212	60,188	9,024
Director fees	150,000	100,000	50,000
Research and development	138,446	179,154	(40,708)
Shipping and storage	381,137	229,533	151,604
Other expenses	106,498	225,397	(118,899)
	$1,768,965	$2,308,465	$(539,500)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $182,179 (21%) from $847,680 to $665,501. We had 17 full time employees at the end of the second quarter of 2020, and we currently have 14 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the six months ended June 30, 2021 was $10,284, a decrease of $184,240, or 95%, from the year ago period expense of $194,524. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $135,110 (55%) from $243,497 in 2020 to $108,387 in 2021. The decrease was primarily due to renegotiated fees for legal services. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $33,872 (65%) from $51,836 in 2020 to $17,964 in 2021. The decrease is primarily due to reduction in travel costs associated with terminated employees, tighter controls over sales territories, and reduced travel due to COVID-19. We anticipate that travel expenses for the remainder of this year will gradually pick up and for the second half of 2021 be comparable to 2019 trends.

Rent expense remained flat for the six months ended June 30, 2020 compared to the six months ended June 30, 2021. Rent expense is for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires March 31, 2023.

Marketing and selling expenses decreased $54,947 (40%) from $136,812 in 2020 to $81,865 in 2021. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreements.

Consulting fees were $69,212 in 2021, as compared with $60,188 in 2020, an increase of $9,024 (15%). Our consulting fees vary based on needs. We engaged consultants in the areas of finance during the quarter due to reduced headcount. The need for future consulting services will be variable.

Director fees increased $50,000 (50%) from $100,000 in 2020 to $150,000 in 2021. Annual director fees are anticipated at $50,000 per non-employee director of which two additional directors will be compensated in 2021.

Research and development expenses decreased $40,708 (23%) from $179,154 in 2020 to $138,446 in 2021. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The reduction is primarily due to a reduction in labor hours for our development staff.

Shipping and storage expense increased $151,604 (66%) from $229,533 in 2020 to $381,137 in 2021. This is primarily due to higher sales volume, higher fuel costs, and from relocating materials from one location to another. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements as well as an increased volume per load due to higher sales volume in 2021.

Other expenses decreased $118,899 (53%) from $225,397 in 2020 to $106,498 in 2021, primarily due to lower insurance expense and the results of the vendor, cash and accrued expenses reconciliation. Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable to 2020 for the balance of the year.

We had operating losses of $1,151,569 and $2,100,008 for the six-month periods ended June 30, 2021 and 2020, respectively. The improvement of $948,439 or 45%, was primarily to higher sales volume and related product margin.

The change in the value of the derivative liability is based upon the Black-Scholes model from one period to another. The gain is a result of the change in components of the Black-Scholes model. Components include the Company’s stock price, conversion price, remaining term, volatility, and current discount rate. The derivative liability was settled upon conversion and repayment of the convertible notes.

The PPP loan in the amount of $568,131 was forgiven and debt extinguished, resulting in other operating income of $568,131.

The debt settlement in the second quarter resulted in debt converted of $399,000 in principal and $280,610 in interest into 1,741,873 shares of common stock, with debt in the amount of $840,000 repaid, resulting in a loss of $193,562.

Interest expense for the six months ended June 30, 2021 was $128,064, as compared with $358,877 for the six months ended June 30, 2020. Interest decreased $230,813 (64%) due to conversion and repayment of $2,005,366 in convertible notes during the first quarter of 2020.

We had net losses of $888,759 and $1,922,586 in the six-month periods ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had a working capital surplus of $6,745,351 as compared with a working capital surplus of $1,196,741 at December 31, 2020. The increase in working capital surplus is primarily due to the completion of the private placement of our common stock which resulted in gross proceeds of $6,000,000, offset by the debt extinguishment of all convertible debt of which $840,000 of the principal debt was paid in cash.

In 2020, the Company was granted a $568,131 loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loan, which matures in two years, is uncollateralized and is fully guaranteed by the Federal government. The Company was eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements, and recorded the forgiveness upon being legally released from the loan obligation by the SBA during the three months ended June 30, 2021.

On January 27, 2021, the Company was granted a $568,131 loan under the PPP administered by a SBA approved partner. The loan, which matures in five years, at an interest rate of 1%, and is uncollateralized and is fully guaranteed by the Federal government. The deferral period is 24 weeks plus 10 months from the loan note date. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven. The Company anticipates the loan to be forgiven in the second half of 2021.

On June 1, 2021, the Company completed a private placement of 16,666,666 shares of its common stock at $0.36 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,410 in interest into 1,741,873 shares of common stock and debt in the amount of $840,000 was retired, leaving the Company with no debt except for the PPP loan in the amount of $568,131.

During the six months ended June 30, 2021, we used cash of $651,255 in operations, $38,970 for the purchase of equipment, and $1,751 for patents and trademarks.

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

We have entered into a direct lease for premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum requirements under the non-cancellable direct lease as of June 30, 2021 is $127,771.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who is presently also serving as our interim principal financial officer) and our Controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 15(d)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Controller concluded that as of June 30, 2021, although process improvements have been implemented which addresses internal control weaknesses, our disclosure on controls and procedures remain the same and are not effective.

Management has identified the following material weaknesses in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment. The control environment is impacted due to the company’s inadequate segregation of duties

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we have hired additional personnel and are reassigning control responsibilities to help ensure that we are able to properly implement internal control procedures. New processes have since been implemented to address segregation of duty issues which also includes transactional signs offs between preparer and reviewer as well as documenting discussions around financial results and metrics including reserves and balance sheet reconciliations.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been changes in the Company’s internal controls as described above; however, such changes did not affect our financial reporting during the three months ended June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2021, the registrant completed a private placement of 16,666,666 shares of its common stock at $0.36 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,410 in interest into 1,741,873 shares of common stock.

The registrant relied upon the exemption from registration contained in Rule 506(b) and Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of prospective investors and existing debt holders, (ii) each offer was made through direct communication with the offerees by the registrant, (iii) each of the offerees had the requisite sophistication and financial ability to bear risks of investing in the registrant’s common stock, (iv) the registrant provided extensive disclosure to the offerees, and (v) there was no general solicitation and no commission or remuneration was paid in connection with the offers.

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

BARFRESH FOOD GROUP INC.

Date: August 11, 2021	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Eric Narimatsu
Controller (Principal Accounting Officer)

