Form 10-Q
period 2021-09-30
BARFRESH FOOD GROUP INC.
filed 2021-11-15
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 167,601,435 shares as of November 15, 2021.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$6,261,275	$1,816,887
Restricted cash	142,382	142,382
Accounts receivable, net	1,181,633	425,029
Inventory, net	1,177,799	870,190
Prepaid expenses and other current assets	80,312	47,066
Total current assets	8,843,401	3,301,554
Property, plant and equipment, net of depreciation	1,737,917	1,922,912
Operating lease right-of-use assets, net	102,525	147,947
Intangible assets, net of amortization	386,274	430,216
Deposits	6,746	14,817
Total Assets	$11,076,863	$5,817,446

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$1,418,191	$353,046
Accrued expenses	326,032	298,489
Advance payment	401,306	401,306
Accrued payroll	232,037	191,137
Accrued vacation	94,234	117,166
Accrued interest	33,600	68,627
Lease liability	71,859	65,007
Loan payable – Paycheck Protection Program	51,649	410,317
Convertible note, net of discount	-	158,243
Derivative liabilities	-	41,475
Total current liabilities	2,628,908	2,104,813
Long term liabilities:
Accrued interest	-	127,664
Lease liability	39,321	94,170
Loan payable – Paycheck Protection Program	516,482	157,814
Convertible note - related party, net of discount	-	197,804
Convertible note, net of discount	-	810,995
Total liabilities	3,184,711	3,493,260

Commitments and contingencies (Note 6,7,8 and 13)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 167,601,435 and 149,133,372 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	168	149
Additional paid in capital	60,187,031	53,223,665
Accumulated deficit	(52,295,047)	(50,899,628)
Total stockholders’ equity	7,892,152	2,324,186
Total Liabilities and Stockholders’ Equity	$11,076,863	$5,817,446

See the accompanying notes to the condensed consolidated financial statements.

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

	For the three months ended September 30		For the nine months ended September 30
	2021	2020	2021	2020
Revenue	$1,930,546	$707,610	$4,246,608	$1,947,766
Cost of revenue	1,209,425	423,942	2,597,121	1,142,391
Depreciation of manufacturing equipment	-	5,115	17,673	14,717
Gross profit	721,121	278,553	1,631,814	790,658

Operating expenses:
General and administrative	1,065,330	976,208	2,834,295	3,284,673
Depreciation and amortization	162,451	138,729	455,748	442,377
Total operating expenses	1,227,781	1,114,937	3,290,043	3,727,050

Operating loss	(506,660)	(836,384)	(1,658,229)	(2,936,392)

Other (income)/expenses
(Gain)/Loss from derivative liability	-	(19,884)	(16,305)	(176,983)
(Gain)/Loss from debt extinguishment - PPP	-	-	(568,131)	-
(Gain)/Loss on extinguishment of debt	-	-	193,562	(379,200)
Interest expense	-	61,757	128,064	420,634
Total other (income) expense	-	41,873	(262,810)	(135,549)

Net (loss)	$(506,660)	$(878,257)	$(1,395,419)	$(2,800,843)

Per share information - basic and fully diluted:
Weighted average shares outstanding	167,601,435	143,799,926	157,864,504	138,924,068
Net (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See the accompanying notes to the condensed consolidated financial statements.

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

	2021	2020
Net Cash (used for) operating activities	(1,093,967)	(2,517,269)

Investing Activities
Purchase of property and equipment	(137,405)	(40,873)
Purchase of intangibles	(4,374)	(11,622)
Net Cash (used for) investing activities	(141,779)	(52,495)

Financing Activities
Cash received for stock	6,000,000	3,797,800
Proceeds from note payable	568,131	568,131
Repayment of convertible notes	(840,000)	(90,166)
Payments for Debt issue cost		(12,008)
Payments of operating leases	(47,997)	(41,844)
Net Cash from financing activities	5,680,134	4,221,913

Net change in cash and restricted cash	4,444,388	1,652,149

Cash and restricted cash, beginning of year	1,959,269	1,091,374

Cash and restricted cash, end of year	$6,403,657	$2,743,523

Non-cash financing and investing activities

Executive deferred compensation settled through issuance of warrants	$-	$167,892
Net carrying value of convertible notes and accrued interest settled through issuance of stock (debt extinguishment)	$466,658	$1,770,963
Accrued interest settled through issuance of stock	$151,138	$379,350
Debt discount warrant and derivative liability	$-	$107,611
Offering and debt issuance costs included in accounts payable	$-	$-
Extinguishment of derivative liability	$25,170
Equipment included in accrued liability	$85,032	$-

See the accompanying notes to the condensed consolidated financial statements.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

Restricted Cash

At September 30, 2021 and December 31, 2020, the Company had $142,382 and $142,382, respectively, in restricted cash related to a co-packing agreement.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Our financial instruments consist of cash, accounts receivable, accounts payable, advanced payments, restricted cash, convertible debt, derivative liability and the PPP loan. The carrying value of our financial instruments approximates their fair value. The PPP loan approximates fair value as forgiveness is expected in the near term.

Accounts Receivable

Accounts receivable are typically unsecured. Our credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of September 30, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $131,576 and $133,424, respectively. The allowance was estimated based on evaluation of collectability of outstanding accounts receivable.

Inventory

Inventory consists of raw materials and finished goods and is carried at the lower of cost or net realizable value on a first in first out basis. The Company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate. As of September 30, 2021 and December 31, 2020, the Company’s inventory reserve was $53,188 and $59,093, respectively.

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

September 30, 2021

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to general and administrative expense as incurred. We incurred $34,454 and $147,738, in research and development expenses for the three months ending September 30, 2021 and 2020, respectively. For the nine months ending September 30, 2021 and 2020, research and development costs totaled $172,900 and $326,892, respectively.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Shipping and Storage Costs

Shipping and handling costs are included in general and administrative expenses. For the three months ending September 30, 2021 and 2020, shipping and storage costs totaled $335,414 and $126,737, respectively. For the nine months ending September 30, 2021 and 2020, shipping and storage costs totaled $716,552 and $356,270, respectively.

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

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Debt Extinguishment

The Company evaluates its convertible instruments in accordance with ASC 470-50, “Debt Modifications and Extinguishments.” For all extinguishments of debt, ASC 470-50 requires the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) to be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net loss of $193,562 and net gain of $379,200, respectively, non-cash gain/loss on extinguishment of debt in its statements of operations for the nine months ended September 30, 2021 and 2020, and zero net loss for the three months ended September 30, 2021 and 2020 respectively.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At September 30, 2021 and 2020 any equivalents would have been anti-dilutive as we had losses for the periods then ended.

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

Note 2. Inventory

Inventory consists of the following at September 30, 2021 and December 31, 2020:

	2021	2020
Raw materials	$259,519	$130,296
Finished goods, net of reserve	918,280	739,894
Inventory, net	$1,177,799	$870,190

Note 3. Property Plant and Equipment

Major classes of property and equipment at September 30, 2021 and December 31, 2020:

	2021	2020
Furniture and fixtures	$1,524	$1,524
Manufacturing Equipment and customer equipment	3,800,238	3,573,527
Leasehold Improvements	4,886	4,886
Vehicles	29,696	29,696
	3,836,344	3,609,633
Less: accumulated depreciation	(2,744,758)	(2,331,034)
	1,091,586	1,278,599
Equipment not yet placed in service	646,331	644,313
Property and equipment, net of depreciation	$1,737,917	$1,922,912

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

We recorded depreciation expense related to these assets of $146,346 and $122,827 for the three-months ended September 30, 2021 and 2020, respectively and $407,432 and $394,670 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense in Cost of Goods Sold was $0 and $5,115 for three months ended September 30, 2021 and 2020, respectively, and $17,673 and $14,717 for the nine months ended September 30, 2021 and 2020, respectively.

Note 4. Intangible Assets

As of September 30, 2021, intangible assets consist of patent costs of $768,138, trademarks of $124,285 and accumulated amortization of $506,149.

As of December 31, 2020, intangible assets consist of patent costs of $768,138, trademarks of $119,911 and accumulated amortization of $457,833.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patents, which is December 2025. The amount charged to amortization was $16,105 and $15,902 for the three months ended September 30, 2021 and 2020, respectively, and $48,316 and $47,707 for the nine months ended September 30, 2021 and 2020, respectively.

Estimated future amortization expense related to patents as of September 30, 2021, is as follows:

Total Amortization
Years ending December 31,
2021	$16,105
2022	64,421
2023	64,421
2024	64,219
2025	52,823
Intangible asset, net of amortization	$261,989

Note 5. Related Parties

As disclosed below in Note 7, members of management and directors invested in the Company’s convertible notes; and in Note 10, members of management and directors have received shares of stock and options in exchange for services.

Note 6. Paycheck Protection Program (PPP) loan

On May 7, 2020 the Company was granted a $568,131 loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loan, which was to mature in two years, was uncollateralized and was fully guaranteed by the Federal government. The Company was eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. On May 20, 2021 the loan for $568,131 was legally released and forgiven by the SBA. Forgiveness income of $568,131 has been recorded for the nine months ended September 30, 2021.

On January 27, 2021, the Company was granted a second $568,131 loan under the PPP administered by an SBA approved partner. The loan, which matures in five years, has an interest rate of 1%, and is uncollateralized and is fully guaranteed by the Federal government. The deferral period is 24 weeks plus 10 months from the loan note date. The Company is eligible for loan forgiveness of up to 100% of the loan, upon meeting certain requirements. The Company has recorded a note payable and will record the forgiveness upon being legally released from the loan obligation by the SBA. The Company will be required to repay any remaining balance, plus interest accrued at 1 percent, in monthly payments commencing upon notification that the loan will not be forgiven or only partially forgiven.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

The repayment for the PPP loan as of September 30, 2021, are as follows:

Total Repayment
Years ending December 31,
2021 (three months remaining)	$-
2022	90,384
2023	154,945
2024	154,945
2025	154,945
Later years	12,912
Repayment of debt	$568,131

Note 7. Convertible Notes (Related and Unrelated Party)

As of September 30, 2021, the Company settled all outstanding convertible note which included the $1,071,000 Series CN Note 1 noteholders. The debt settlement consisted of debt converted to company stock of $231,000 ($30,000 related party) in principal and $192,663 ($37,689 related party) in interest into 1,159,243 shares of common stock, and debt in the amount of $840,000 ($180,000 related party) was repaid.

The convertible notes consist of the following components as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Convertible notes	$1,181,167	$1,181,167
Less: Debt discount (warrant value)	(92,266)	(92,266)
Less: Debt discount (issuance costs paid)	(6,004)	(6,004)
Less: Note conversion/settlements	(1,181,167)	(110,166)
Add: Debt discount amortization	98,270	38,173
	$-	$1,010,904

As of September 30, 2021, the Company settled all outstanding convertible note holders which included the $168,000 Series CN Note 2 noteholders. The debt settlement consisted of debt converted to company stock of $168,000 in principal and $41,747 in interest into 582,630 shares of common stock.

The convertible notes consist of the following components as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Convertible notes	$235,200	$235,200
Less: Debt discount (warrant value)	(1,817)	(1,817)
Less: Debt discount (derivative value) (Note 8)	(13,528)	(13,528)
Less: Debt discount (issuance costs paid)	(6,004)	(6,004)
Less: Note conversion/settlements	(235,200)	(67,200)
Add: Debt discount amortization	21,349	9,487
	$-	$156,138

The total of $1,167,042 shown in the two tables above at December 31, 2020, are presented in the balance sheet as Current Liabilities: $158,243 Convertible Note-Net of Discount and Long-Term Liabilities: Convertible Note – related party net of Discount of $197,804, and Convertible Note – net of Discount $810,995.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 8. Derivative Liabilities

As discussed in Note 7, Convertible Notes, the Company had $168,000 of principal outstanding in CN Notes 2 that contained variable conversion provisions. The conversion terms of the convertible notes were variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued was based on the future price of the Company’s common stock; therefore the number of shares of common stock issuable upon conversion of the promissory note was indeterminate. The Company fair valued the variable conversion provisions each reporting period. The fair value was reported as a derivative liability in the accompanying consolidated balance sheets and the change in value was recorded as a gain or loss in the accompanying consolidated statements of operations.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date. As of September 30, 2021, the Convertible Noteholders discussed in Note 7 were settled. Upon debt extinguishment the Company’s derivative liability was revalued at May 26, 2021 with value of $25,170, which resulted in a gain of $16,305 for the nine months ended September 30, 2021.

The fair value of the derivative liabilities for CN Notes 2 was calculated using the Black-Scholes model using the following assumptions.

	26-May-21	31-Dec-20
Expected life	0.46	0.92
Volatility (based on comparable company)	101.32%	120.38%
Risk Free interest rate	0.04%	0.1%
Dividend yield (on common stock)	-	-

Reconciliation of the derivative liability measured at fair value on a recurring basis with the use of significant unobservable inputs (level 3) from December 31, 2020 to September 30, 2021:

December 31, 2020	$41,475
Net gain from change in value	(16,305)
Extinguishment change in derivative from debt settlement	(25,170)
September 30, 2021	$-

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2020 and September 30, 2021:

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2020	$-	-	41,475	$41,475

	Level 1	Level 2	Level 3	Total
Derivative Liability September 30, 2021	$-	-	-	$-

Note 9. Commitments and Contingencies

We lease office space under a non-cancelable operating lease which expires on March 31, 2023. Our periodic lease cost and operating cash flows were $19,818 and $19,813 for the three months ended September 30, 2021 and 2020, respectively. Our periodic lease cost and operating cash flow were $59,489 and $59,657 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, our right of use asset and related liability was $102,525 and $111,180.

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximated our borrowing rate). The remaining term on the lease is 3 years.

The following table presents the future operating lease payment as of September 30, 2021:

2021 (three months remaining)	19,648
2022	80,361
2023	20,238
Total Lease payments	120,247
Less: imputed interest	(9,067)
Total lease liability	$111,180

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

Note 10. Stockholders’ Equity

During the nine months ended September 30, 2021, we issued 539,998 options to purchase our common stock to employees. The exercise price of the options were $0.38-$0.59 per share, with a combination of both cliff and graded vesting over 3 years and are exercisable for a period of 8 years.

The fair value of the options issued ($177,751, in the aggregate) was calculated using the Black-Scholes option pricing model, based on the criteria shown below.

Expected life (in years)	5.5-8
Volatility (based on a comparable company)	85.05%-89.37%
Risk Free interest rate	.725%-1.32%
Dividend yield (on common stock)	-

For the nine months ended September 30, 2021, the Company issued 148,810 options for board director compensation, and 460,000 options were cancelled. The total amount of equity-based compensation included in additional paid in capital was $41,574 and $45,692 for the three months ended September 30, 2021 and 2020, respectively. The total amount of equity-based compensation included in additional paid in capital was $51,857 and $240,216 for the nine months ended September 30, 2021 and 2020, respectively.

The following is a summary of outstanding stock options issued to employees and directors as of September 30, 2021:

	Number of Options	Exercise price per share $	Average remaining term in years	Aggregate intrinsic value at date of grant $
Outstanding January 1, 2021	7,640,959	.34 - .87	2.97	-
Issued - Employees	539,998	.43 - .46	7.69	-
Issued - Directors	148,810	.42	7.56
Cancelled/Expired	(460,000)
Outstanding September 30 2021	7,869,767	.34 - .87	3.21	-

Exercisable, September 30, 2021	6,693,669	.34 - .87	3.10	-

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

As of September 30, 2021, the Company has $192,500 of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 3.21 years.

The following is Changes in Stockholders’ Equity as of September 30, 2020 and September 30, 2021:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2020	130,341,737	$130	$47,030,716	(46,747,122)	$283,724
Issuance of stock for capital raise, net of offering costs of $27,200	12,955,725	8	3,797,792	-	3,797,800
Conversion of debt	4,778,043	5	1,333,757	-	1,333,762
Interest paid in shares	632,251	-	379,350	-	379,350
Issuance of stock for services	263,946	-	105,000	-	25,000
Equity based compensation	-	-	240,216	-	194,524
Warrants issued to management	-	-	167,892	-	167,892
Warrant Modification	-	-	18,899	-	18,899
Warrant issued for note extension	-	-	75,184	-	75,184
Restricted stock issuance	121,527	-	-	-	-
Net (loss) for the year	-	-	-	(2,800,843)	(2,800,843)
Balance September 30, 2020	149,093,829	$143	$53,148,806	(49,547,965)	$3,600,984

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance January 1, 2021	149,133,372	$149	$53,223,665	(50,899,628)	$2,324,186
Issuance of stock for capital raise,	16,666,666	17	5,999,983	-	6,000,000
Conversion of debt and accrued interest	1,489,976	2	685,388	-	685,390
Interest paid in shares	251,897	-	151,138	-	151,138
Issuance of stock for services	59,524	-	75,000	-	75,000
Equity based compensation	-	-	51,857	-	51,857

Net (loss) for the year	-	-	-	(1,395,419)	(1,395,419)
Balance September 30, 2021	167,601,435	$168	$60,187,031	(52,295,047)	$7,892,152

On June 1, 2021, the Company completed a private placement of 16,666,666 shares of its common stock at $0.36 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,410 in interest into 1,741,873 shares of common stock, and debt in the amount of $840,000 was retired.

Note 11. Outstanding Warrants

The following is a summary of all outstanding warrants as of September 30, 2021:

	Number of warrants	Price per share	Remaining term in years	Intrinsic value at date of grant
Warrants issued in connection with private placements of common stock	20,873,817	$0.50 - $1.00	0.95	$-
Warrants issued in connection with private placement of notes	3,465,501	$0.70	0.85	$-
Warrants issued in connection with settlement of deferred compensation	3,169,599	$0.27 – 0.70	3.00	$-
Warrants issued in connection with Settlement of services	137,151	$0.24 – 0.42	0.87	$-

Note 12. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of September 30, 2021, the estimated effective tax rate for the year will be zero. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

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

The Company’s products are made in four formats. The first is in portion controlled single serving beverage ingredient packs, suitable for smoothies, shakes and frappes that can also be utilized for cocktails and mocktails. These packs contain all of the ingredients necessary to make a smoothie, shake or frappe, including the ice. Simply add water, empty the packet into a blender, blend and serve. The second format is the bulk “Easy Pour” format. The Company’s bulk “Easy Pour” format also contains all of the solid ingredients necessary to make the beverage, packaged in gallon containers in a concentrated formula that is mixed “one to one” with water. The third format is the Company’s new WHIRLZ 100% Juice Concentrates. These new 5:1 juice concentrates are a perfect complement to the company’s current existing 1:1 bulk Easy Pour products used in beverage dispensing equipment. The fourth format is the Company’s new ready-to-drink bottled smoothie, “Twist & Go”™, This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in three different flavors (Peach, Mango and Strawberry/Banana).

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

On March 23, 2020, the Company completed additional funding, including a Private Placement Offering for common shares priced at $0.50 per share (subject to adjustment) resulting in the receipt of proceeds in the amount of $3,825,000 and the issuance of 7,650,000 shares. The investors of this Private Placement Offering were granted O warrants which are eligible to purchase an additional 0.50 shares for every share issued to each purchaser, exercisable for a period of 3 years at an exercise price of $0.60 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that concluded 6 months after the initial closing (the “Six Month Price”) exceeded or equaled $0.50 per share (the “Target Price”), the per share purchase price would not be adjusted. If the Six Month Price was less than the Target Price, the per share purchase price would be automatically reduced to the Six Month Price, but in no event less than $0.35 per share, in which case the Company would issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equaled the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for a number of shares of common stock equal to 50% of the difference between the number of shares issued to such investor at closing and the number of shares that would have been issued to such investor at closing at the Six Month Price, with an exercise price equal to the sum of $0.10 per share and the Six Month Price, but in no event less than $0.45 per share. The exercise price per share for each warrant would automatically adjust to the sum of $0.10 per share and the Six-Month Price, but in no event less than $0.45 per share. On September 28, 2020, the Company determined the volume-weighted average price was below the $0.35 per share and consequently issued 5,322,868 additional shares in accordance with provisions of the Private Placement Offering. Similarly, the Company issued an additional 2,652,868 Warrants to investors that contributed capital or exercised the conversion of their convertible note. Lastly, the Company issued an additional 459,000 Warrants for convertible noteholders that extended their convertible notes.

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

Results of Operations

Results of Operation for Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

Revenue and cost of revenue

Revenue increased $1,222,936 (173%) from $707,610 in 2020 to $1,930,546 in 2021. The overall revenue for the third quarter 2021 was higher due to growing “Twist & Go”™ revenue and the gradual return of single serve and bulk demand.

Cost of revenue for 2021 was $1,209,425 as compared to $423,942 in 2020. Our gross profit was $721,121 (37.4%) and $278,553 (39.4%) for 2021 and 2020, respectively. Gross margin percentages decreased in the third quarter primarily due to higher supply chain costs. We anticipate margins will improve based on improving Twist and Go margins and having a greater mix of higher margin bulk and single serve revenue. As a result, the gross profit percentage for the remainder of 2021 is expected to be approximately 39%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses increased slightly $89,122 (9%) from $976,208 in 2020 to $1,065,330 in 2021. Shipping and storage costs were significantly higher due to higher sales volume due to unprecedented market price and labor shortage, which offset lower research and development, and personnel costs. The following is a breakdown of our general and administrative expenses for the three months ended September 30, 2021 and 2020:

	three months ended	three months ended
	September 30, 2021	September 30, 2021	Difference
Personnel costs	$349,570	370,010	(20,440)
Bonus	-	-	-
Stock based compensation/options	41,574	45,692	(4,118)
Legal and professional fees	45,801	29,680	16,121
Travel	15,530	17,331	(1,801)
Rent	19,818	19,813	5
Marketing and selling	35,571	55,194	(19,623)
Consulting fees	20,744	9,005	11,739
Director fees	50,000	50,000	-
Research and development	34,454	147,738	(113,284)
Shipping expense and storage	335,414	126,737	208,677
Other expenses	116,854	105,008	11,846
	$1,065,330	976,208	89,122

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be one of our largest costs. Personnel cost decreased $20,440 (6%) from $370,010 to $349,570. We had 17 full time employees at the end of the third quarter of 2020, and we currently have 14 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the current quarter was $41,574, a decrease of $4,118, or (9%), from the year ago quarter expense of $45,692 The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees increased $16,121 (54%) from $29,680 in 2020 to $45,801 in 2021. The increase was primarily due to legal services for up listing. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $1,801 (10%) from $17,331 in 2020 to $15,530 in 2021. We anticipate that travel expenses for the remainder of this year will gradually pick up and for the second half of 2021 comparable to 2019 trends.

Rent expense remained flat for the three months ended September 30, 2020 compared to the three months ended September 30, 2021. Rent expense is for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires March 31, 2023.

Marketing and selling expenses decreased $19,623 (36%) from $55,194 in 2020 to $35,571 in 2021. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreements.

Consulting fees were $20,774 in 2021, as compared with $9,005 in 2020, an increase of 130%. Our consulting fees vary based on needs. We engaged consultants in the areas of finance during the quarter due to reduced headcount. The need for future consulting services will be variable.

Director fees are flat $50,000 in 2020 to $50,000 in 2021. Annual director fees are anticipated at $50,000 per non-employee director of which six directors will be compensated in 2021.

Research and development expenses decreased $113,284 (77%) from $147,738 in 2020 to $34,454 in 2021. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The reduction is primarily due to a reduction in labor hours for our development staff.

Shipping and storage expense became our largest expense in third quarter 2021, it increased $208,677 (165%) from $126,737 in 2020 to $335,414 in 2021. This is primarily due to higher sales volume, higher fuel costs, and from relocating materials from one location to another. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements as well as an increased volume per load due to higher sales volume in 2021.

Other expenses increased $11,846 (11%) from $105,008 in 2020 to $116,854 in 2021, primarily due to lower insurance expense and the results of the cash and accrued expense reconciliations. Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable to 2020 for the balance of the year.

We had operating losses of $506,660 and $836,384 for the three-month periods ended September 30, 2021 and 2020, respectively. The improvement of $329,724 or (39%), was primarily due to higher sales volume and related product margin.

The change in the value of the derivative liability is based upon the Black-Scholes model from one period to another. The loss is a result of the change in components of the Black-Scholes model. Components include the Company’s stock price, conversion price, remaining term, volatility, and current discount rate. The derivative liability was settled upon conversion and repayment of the convertible notes in 2020.

We had net losses of $506,660 and $878,257 in the three-month periods ended September 30, 2021 and 2020, respectively.

Results of Operation for Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

Revenue and cost of revenue

Revenue increased $2,298,842 (118%) from $1,947,766 in 2020 to $4,246,608 in 2021. The overall revenue for the third quarter 2021 was higher due to growing “Twist & Go”™ revenue and the gradual return of single serve demand.

Cost of revenue for 2021 was $2,597,121 as compared to $1,142,391 in 2020. Our gross profit was $1,631,814 (38.4%) and $790,658 (40.6%) for 2021 and 2020, respectively. Gross margins decreased in the third quarter primarily due to product mix which includes “Twist & Go”™ at lower product margins. We anticipate margins will improve based on improving Twist and Go margins and having a greater mix of higher margin bulk and single serve revenue. As a result, the gross profit percentage for the remainder of 2021 is expected to be approximately 39%.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $450,378 (14%) from $3,284,673 in 2020 to $2,834,295 in 2021, with the improvement primarily driven by the following lower expenses: personnel and marketing and selling expenses resulting from lower headcount and the renegotiation of certain sales commission agreements, stock based compensation, research and development and legal and professional fees. The following is a breakdown of our general and administrative expenses for the nine months ended September 30, 2021 and 2020:

	nine months ended September 30,	nine months ended September 30,
	2021	2020	Difference
Personnel costs	1,015,070	1,217,690	(202,620)
Stock based compensation/options	51,857	240,216	(188,359)
Legal and professional fees	154,188	273,177	(118,989)
Travel	33,493	69,167	(35,674)
Rent	59,489	59,657	(168)
Marketing and selling	117,436	192,006	(74,570)
Consulting fees	89,956	69,193	20,763
Director fees	200,000	150,000	50,000
Research and development	172,900	326,892	(153,992)
Shipping and storage	716,552	356,270	360,282
Other expenses	223,354	330,405	(107,051)
	2,834,295	3,284,673	(450,378)

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased $202,620 (17%) from $1,217,690 to $1,015,070. We had 17 full time employees at the end of the third quarter of 2020, and we currently have 14 full time employees.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the nine months ended September 30, 2021 was $51,857, a decrease of $188,359, or 78%, from the year ago period expense of $240,216. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased $118,989 (44%) from $273,177 in 2020 to $154,188 in 2021. The decrease was primarily due to renegotiated fees for legal services. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $35,674 (52%) from $69,167 in 2020 to $33,493 in 2021. The decrease is primarily due to reduction in travel costs associated with terminated employees, tighter controls over sales territories, and reduced travel due to COVID-19. We anticipate that travel expenses for the remainder of this year will gradually pick up and for the second half of 2021 be comparable to 2019 trends.

Rent expense remained flat for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021. Rent expense is for our location in Los Angeles, California. Rent expense for the Los Angeles office is approximately $6,500 per month. We lease office space at 3600 Wilshire Boulevard, Los Angeles, California pursuant to a new lease that commenced on April 1, 2019 and expires March 31, 2023.

Marketing and selling expenses decreased $74,570 (39%) from $192,006 in 2020 to $117,436 in 2021. Lower marketing and selling expenses were primarily due to changes that were made to certain sales commission agreements.

Consulting fees were $89,956 in 2021, as compared with $69,193 in 2020, an increase of $20,763 (30%). Our consulting fees vary based on needs. We engaged consultants in the areas of finance during the quarter due to reduced headcount. The need for future consulting services will be variable.

Director fees increased $50,000 (33%) from $150,000 in 2020 to $200,000 in 2021. Annual director fees are anticipated at $50,000 per non-employee director of which two additional directors will be compensated in 2021.

Research and development expenses decreased $153,992 (47%) from $326,892 in 2020 to $172,900 in 2021. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. The reduction is primarily due to a reduction in labor hours for our development staff.

Shipping and storage expense increased $360,282 (101%) from $356,270 in 2020 to $716,552 in 2021. This is primarily due to higher sales volume, higher fuel costs, and from relocating materials from one location to another. We anticipate that shipping and storage expense as a percentage of sales will reduce during the balance of the year, as the Company is able to take advantage of more efficient distribution arrangements as well as an increased volume per load due to higher sales volume in 2021.

Other expenses decreased $107,051 (32%) from $330,405 in 2020 to $223,354 in 2021, primarily due to lower insurance expense and the results of the vendor, cash and accrued expenses reconciliation. Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. We anticipate these expenses to be comparable to 2020 for the balance of the year.

We had operating losses of $1,658,229 and $2,936,392 for the nine-month periods ended September 30, 2021 and 2020, respectively. The improvement of $1,278,163 or 44%, was primarily to higher sales volume and related product margin.

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

Interest expense for the nine months ended September 30, 2021 was $128,064, as compared with $420,634 for the nine months ended September 30, 2020. Interest decreased $292,570 (70%) due to conversion and repayment of $2,005,366 in convertible notes during the first quarter of 2020, and the debt is fully repaid in second quarter 2021.

We had net losses of $1,395,419 and $2,800,843 in the nine-month periods ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had a working capital surplus of $6,214,494 as compared with a working capital surplus of $1,196,741 at December 31, 2020. The increase in working capital surplus is primarily due to the completion of the private placement of our common stock which resulted in gross proceeds of $6,000,000, offset by the debt extinguishment of all convertible debt of which $840,000 of the principal debt was paid in cash.

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

During the nine months ended September 30, 2021, we used cash of $1,093,967 in operations, $137,405 for the purchase of equipment, and $4,374 for patents and trademarks.

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

We have entered into a direct lease for premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum requirements under the non-cancellable direct lease as of September 30, 2021 is $111,180.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (who is presently also serving as our interim principal financial officer) and our Controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 15(d)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Controller concluded that as of September 30, 2021, although process improvements have been implemented which addresses internal control weaknesses, our disclosure on controls and procedures remain the same and are not effective.

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

Changes in Internal Control over Financial Reporting

There have been changes in the Company’s internal controls as described above; however, such changes did not affect our financial reporting during the three months ended September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350 (filed herewith)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BARFRESH FOOD GROUP INC.

Date: November 15, 2021	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Eric Narimatsu
Controller (Principal Accounting Officer)

