Form 10-K
period 2021-12-31
BARFRESH FOOD GROUP INC.
filed 2022-03-10
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 000-55131

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Wilshire Boulevard Suite 1720 Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 310-598-7113

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.000001 par value	BRFH	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2021 was $37,888,404

As of March 3, 2022, there were 12,917,246 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

AVAILABLE INFORMATION

We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, and we file quarterly reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, proxy statements and other required information and reports with the SEC.

You can read our SEC filings, including the registration statement, over the Internet at the SEC’s website at www.sec.gov at no cost. You may also request a copy of these filings, at no cost, by writing us at 3600 Wilshire Boulevard, Suite 1720, Los Angeles, 90010 or calling us at (310) 598-7113.

We also maintain a website at www.barfresh.com/us/, at which you may access these materials free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

PART I

Item 1. Business.

Corporate History and Background

The Company is engaged in the manufacturing and distribution of ready-to-drink and ready-to-blend frozen beverages, including smoothies, shakes and frappes. The current operation was established following a 2012 reverse merger into an inactive Delaware corporation, formed on February 25, 2010. We have two direct subsidiaries: Barfresh Corporation, Inc. (formerly known as Smoothie, Inc.) and Barfresh, Inc. Our corporate office is located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010. Our telephone number is (310) 598-7113 and our website is www.barfresh.com.

Effective December 29, 2021, we effected a 1-for-13 reverse stock split of our issued and outstanding Common Stock (the “Reverse Stock Split”). All references to shares of our Common Stock in this Annual Report on Form 10-K refer to the number of shares of Common Stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

Business Overview

Barfresh is a leader in the creation, manufacturing and distribution of ready-to-drink and ready-to-blend frozen beverages. The current portfolio of products includes smoothies, shakes and frappes.

Some of the key benefits of the products for the end consumers that drink the products include:

●	From as little as 125-130 calories (per serving)

●	Real fruit in every smoothie

●	Dairy free options

●	Kosher approved

●	Gluten Free

Products

Products are packaged in four distinct formats.

The Company’s ready-to-drink bottled smoothie, “Twist & Go”™, has initially been focused towards the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program and Smart Snacks in Schools Program.. This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in three different flavors: strawberry banana, peach and mango pineapple. “Twist & Go”™ contains no added sugars, preservatives, artificial flavors or colors. At only 125 -130 calories and with 5 grams of protein, it makes the perfect start to any day or on-the-go snack.

The Company’s bulk “Easy Pour” format, which contains all the ingredients necessary to make the beverage, is packaged in gallon containers in a concentrated formula that is mixed 1:1 with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the aforementioned USDA national school meal programs. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and is currently in contract with and selling its bulk Easy Pour products into over one hundred military bases in the United States and abroad.

The Company’s WHIRLZ 100% Juice Concentrates are a perfect complement to the Company’s current existing 1:1 bulk Easy Pour products used in beverage dispensing equipment. The 100% juice concentrates offer a more affordably priced product that responds to the need of the schools to have a wider range of options at various price points. The products are USDA reimbursable, Smart Snack Compliant for schools in the United States, a good source of Vitamin C, contain no added sugars and come in fun, great-tasting flavors.

The Company’s single serve format features portion controlled and ready-to-blend beverage ingredient packs or “beverage packs”. The beverage packs contain all the ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt, or ice cream), real fruit pieces, juices, and ice – five ounces of water are added before blending.

Distribution

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors. Barfresh’s primary broadline distribution arrangement is through a nationwide agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor. Barfresh products are included in Sysco’s national core selection of beverage items.

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

Manufacturing

Barfresh utilizes contract manufacturers to manufacture all of its products in the United States.

Research and Development

The Company incurred research and development expenses for the year ended December 31, 2021 in the amount of $244,609 and for the year ended December 31, 2020 in the amount of $515,145. The decrease in Research and Development expenses was primarily attributable to reduced activity in creating unique flavors for potential customers in our national account pipeline.

Competition

There is significant competition in the smoothie market at both the institutional and consumer purchasing level.

The Company distributes products institutionally primarily through distributors to school districts. The Company has recently launched its Twist & Go ready-to-drink smoothie as well as a “no sugar added” version of the bulk “Easy Pour” format, WHIRLZ 100% Juice Concentrates, both of which are specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. At the institutional level, the Company competes with other food and beverage manufacturers, many of which have significantly greater financial resources and distribution reach.

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

Intellectual Property

Barfresh owns the domestic and international property rights to its products’ sealed pack of ingredients used in its single serve products.

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

Governmental Approval and Regulation

While the Company is not aware of the need for any governmental approvals to manufacture or distribute its products, manufacturing products which meet the criteria of the USDA’S national school meal program and USDLA is critical to the Company’s business plan.

The Company utilizes contract manufacturers. Before entering into any manufacturing contracts, the Company determines that the manufacturer meets all government requirements.

Environmental Laws

The Company does not believe that it will be subject to any environmental laws, either state or federal. Any laws concerning manufacturing will be the responsibility of the contract manufacturer.

Employees

As of March 1, 2022, the Company has 14 employees and 4 consultants.

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

The impact of COVID-19 on the Company is constantly evolving. The direct impact to our operations had begun to take effect at the close of the first quarter ended March 31, 2020. Specifically, our business was impacted by dining bans targeted at restaurants to reduce the size of public gatherings. Such bans precluded our single serve products from being served at those establishments for a number of weeks, and in some instances, resulted in abandoned product launches. Furthermore, many school districts closed regular attendance for a period of time thereby disrupting sales of product into that channel. More recently, we have experienced a disruption in the supply chain for manufacturing our products due to COVID-19. The developments surrounding COVID-19 remain fluid and dynamic, and consequently, will require the Company to continue to monitor news headlines from government and health officials, as well as, the business community.

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

In addition, our reliance on a limited number of manufacturers and suppliers could further increase this risk. Most of our suppliers and manufacturers produce similar products for other companies, and our products may represent a small portion of their businesses. Further, it takes a newly engaged manufacturer typically up to nine months of retrofitting/ preparation before it can begin producing our products. We have contracts in place to produce sufficient units to meet projected demand; however, if one of our manufacturers fails to perform, we would be faced with a significant interruption in our supply chain. If one of our manufacturers or suppliers fails to perform or deliver products, for any reason, our sales and results of operations could be adversely affected. Furthermore, if we are unable to meet our customers’ demands due to a disruption in our supply chain, we may lose that customer which could adversely affect our business, financial condition and results of operations.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2021.

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

Risks Related to Ownership of Our Common Stock

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

Investors may experience dilution of their ownership interests because of future issuances of additional shares of our common stock.

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

Provisions in our Company charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our Company that stockholders may consider favorable, including transactions in which they might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010. Beginning in April 2019, we leased this office space pursuant to a direct lease for approximately $80,000 annually through March 31, 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently traded on the Nasdaq’s Capital Market under the symbol “BRFH”. Our common stock had been quoted on the Nasdaq’s Capital Market since January 20, 2022. Prior to January 20, 2022, our common stock was quoted on the OTCQB. Effective December 29, 2021, we effected a 1-for-13 reverse stock split. The following table sets forth the range of high and low bid quotations for the applicable periods, as adjusted for the reverse stock split. These quotations as reported by the Nasdaq Capital Market reflect inter-dealer prices without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)

December 31, 2021	7.15	3.12
September 30, 2021	8.45	4.68
June 30, 2021	8.45	4.96
March 31, 2021	7.15	3.90
December 31, 2020	6.24	2.15
September 30, 2020	5.46	3.12
June 30, 2020	7.15	3.77
March 31, 2020	5.33	2.73

Holders

On March 3, 2022, there were 12,917,246 shares of our common stock outstanding. Our shares of common stock are held by 102 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

During the fourth quarter of 2021, we issued 7,922 shares of common stock as compensation to two of our directors, valued at $50,000. We relied upon the exemption from registration contained in Section 4(a)(2) of the Securities Act, as both the directors had the requisite sophistication and financial ability to bear risks of investing in our common stock and are highly knowledgeable about the Company, and there was no general solicitation and no commission or remuneration was paid in connection with the issuance.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the period covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2021, with respect to equity securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a))(c)

Equity compensation plans approved by security holders	602,151	$7.48	435,750
Equity compensation plans not approved by security holders	-	$-	-

TOTAL	602,151	$7.48	435,750

Transfer Agent

Our transfer agent, Action Stock Transfer, is located at 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, and its telephone number is (801) 274-1088.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal years ended December 31, 2021 and 2020. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

Overview

The Company’s products are packaged in four distinct formats.

The Company’s ready-to-drink bottled smoothie, “Twist & Go”™, has initially been focused towards the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program and Smart Snacks in Schools Program.. This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in three different flavors: strawberry banana, peach and mango pineapple. “Twist & Go”™ contains no added sugars, preservatives, artificial flavors or colors. At only 125 -130 calories and with 5 grams of protein, it makes the perfect start to any day or on-the-go snack.

The Company’s bulk “Easy Pour” format, which contains all the ingredients necessary to make the beverage, is packaged in gallon containers in a concentrated formula that is mixed 1:1 with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the aforementioned USDA national school meal programs. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces, and is currently in contract with and selling its bulk Easy Pour products into over one hundred military bases in the United States and abroad.

The Company’s WHIRLZ 100% Juice Concentrates are a perfect complement to the Company’s current existing 1:1 bulk Easy Pour products used in beverage dispensing equipment. The 100% juice concentrates offer a more affordably priced product that responds to the need of the schools to have a wider range of options at various price points. The products are USDA reimbursable, Smart Snack Compliant for schools in the United States, a good source of Vitamin C, contain no added sugars and come in fun, great-tasting flavors.

The Company’s single serve format features portion controlled and ready-to-blend beverage ingredient packs or “beverage packs”. The beverage packs contain all the ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt, or ice cream), real fruit pieces, juices, and ice – five ounces of water are added before blending.

Domestic and international patents and patents pending are owned by Barfresh, as well as related trademarks for all of the single serve products. Patent rights have been granted in 13 jurisdictions including the United States. In addition, the Company has purchased all of the trademarks related to the patented products.

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors. Barfresh’s primary broadline distribution arrangement is through a nationwide agreement with Sysco Corporation (“Sysco”), the U.S.’s largest broadline distributor. Pursuant to that agreement, all Barfresh products are included in Sysco’s national core selection of beverage items.

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

Recent developments

On June 1, 2021, the Company completed a private placement of 1,282,051 shares of its common stock at $4.68 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,410 in interest into 133,991 shares of common stock, and debt in the amount of $840,000 was retired. Additionally, in 2021, two PPP loans amounting to $1,136,262 were forgiven as a result, the company has no debt outstanding.

Currently we have 14 employees and 4 consultants.

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

Results of Operations

Revenue and cost of revenue

Revenue increased $4,132,303, or 161%, from $2,567,547 in 2020 to $6,699,850 in 2021. The overall revenue for 2021 was significantly higher due to growing “Twist & Go”™ revenue and the gradual return of single serve and bulk demand.

Cost of revenue for 2021 was $4,175,132 as compared to $1,784,537 in 2020. Our gross profit was $2,507,045 (37%) and $764,072 (30%) for 2021 and 2020, respectively. This improvement was mainly driven by improving Twist & Go™ margins and having a greater mix of higher margin bulk and single serve revenue. Depreciation from manufacturing equipment was $17,673 and $18,938 for December 31, 2021 and 2020, respectively.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses decreased $400,274 (9%) from $4,379,976 in 2020 to $3,979,702 in 2021. Shipping and storage costs were significantly higher due to higher sales volume and due to unprecedented market prices and labor shortages, which offset lower research and development and personnel costs. The following is a breakdown of our general and administrative expenses for the years 2021 and 2020.

	Year ended December 31,	Year ended December 31,
	2021	2020	Change	Percent
Personnel costs	1,316,461	1,581,414	(264,953)	-17%
Stock based compensation/options	91,959	276,641	(184,682)	-67%
Legal and professional fees	196,238	300,047	(103,809)	-35%
Travel	37,368	86,569	(49,201)	-57%
Rent	79,267	82,194	(2,927)	-4%
Marketing and selling	137,223	205,050	(67,827)	-33%
Consulting fees	238,886	75,890	162,996	215%
Director fees	250,000	187,500	62,500	33%
Research and development	244,609	515,145	(270,536)	-53%
Shipping and storage	1,054,182	488,465	565,717	116%
Other expenses	333,509	581,061	(247,552)	-43%
	3,979,702	4,379,976	(400,274)	-9%

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes for the years 2021 and 2020 and continues to be our largest cost. Personnel cost decreased $264,953 (17%) from $1,581,414 to $1,316,461 as a result of staffing vacancies.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted primarily to employees and members of our board of directors. Stock compensation for the year ended December 31, 2021 was $91,959, a decrease of $184,682, or 67%, from the year ended December 31, 2020 expense of $276,641. The decrease is primarily due to changes in our workforce and the timing of equity grants. The Company issues additional stock options to its employees from time to time under its Equity Compensation Plan.

Legal and professional fees decreased 35%, or $103,809, from $300,047 in 2020 to $196,238 in 2021. The decrease was primarily due to reduced legal services required. We anticipate legal fees related to our business and financing activities to decrease as we have renegotiated arrangements with existing service providers.

Travel expenses decreased $49,201 (57%) from $86,569 in 2020 to $37,368 in 2021. The decrease is primarily due to reduced travel associated with terminated employees and COVID restrictions. We anticipate that travel expenses for 2022 will increase compared to the current year as business resumes with COVID restrictions being lifted.

Marketing and selling expenses decreased $67,827 (33%) from $205,050 in 2020 to $137,223 in 2021. Lower marketing and selling expenses were primarily due to lower percentage commissions associated with renegotiated distribution agreements.

Consulting fees increased $162,996 (215%), from $75,890 in 2020, to $238,886 in 2021. The increase was due primarily to services related to consulting to improve sales operations and temporary labor to bridge staffing vacancies. Our consulting fees vary based on needs. We engaged consultants in the areas of sales operations during both 2021 and 2020. The need for future consulting services will be variable.

Director fees increased $62,500, or 33%, from $187,500 in 2020 to $250,000 in 2021 as we had more non-employee directors in 2021 who received compensation. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased $270,536 (53%) from $515,145 in 2020 to $244,609 in 2021 due to reduced product development activity with national accounts and fewer market tests. These expenses relate to the services performed by our Director of Manufacturing and Product Development, and consultants supporting that employee. These activities are primarily directed towards the development of new products.

Shipping and storage expense increased $565,717 (116%) from $488,465 in 2020 to $1,054,182 in 2021. This is primarily due to higher sales volume, higher fuel costs, and from costs resulting from relocating materials from one location to another. We anticipate that shipping and storage expense as a percentage of sales will reduce during 2022, as the Company is able to take advantage of more efficient distribution arrangements as well as an increased volume per load due to higher sales volume in 2022.

Other expenses consist of ordinary operating expenses such as investor relations, office, telephone, insurance, and stock related costs. Other expense decreased $247,552, from $581,061 in 2020 to $333,509 in 2021, driven mainly by equipment repair, recruiting, and insurance expense.

Other (income)/expenses

Interest expense decreased $349,376 (73%) from $479,144 in 2020 to $129,768 in 2021. This decrease is due to the conversion and repayment of convertible notes during 2020 and 2021.

The change in fair value of the derivative liability resulted in gains of $16,305 and $156,540 for the years ended December 31, 2021 and 2020, respectively. The gain is a result of the change in components of the Black-Scholes model. Components include the Company’s stock price, conversion price, remaining term, volatility, and current discount rate. The derivative liability was settled upon conversion and repayment of the convertible notes in June 2021.

We recorded a gain on extinguishment of PPP debt of $1,136,262 in 2021. We also recognized a loss of $193,562 on debt extinguishment in 2021, as compared to a gain of $379,200 in 2020, both resulting from differences between the reacquisition price and the carrying amount of debt extinguished. In 2020, we recognized a gain of $437,201 related to the portion of convertible notes that were converted to common stock on March 20, 2020, offset by a loss on extinguishment of debt of $58,001 related to the portion of convertible notes that were extended by either 24 months for Milestone I, or 12 months for Milestone II.

We had net losses of $1,265,147 and $4,152,506 for the years 2021 and 2020, respectively. This reduction in net loss, in the amount of $2,887,359, or 56%, is primarily attributable to the same factors that drove the improvement in gross profit and operating expenses, as well as the gain from extinguishment of the PPP loans.

Liquidity and Capital Resources

As of December 31, 2021, we had a working capital surplus of $6,170,701 as compared with a working capital surplus of $1,196,742 at December 31, 2020. The increase in working capital surplus is primarily due to the completion of the private placement of our common stock which resulted in gross proceeds of $6,000,000, offset by the debt extinguishment of all convertible debt of which $840,000 of the principal debt was paid in cash.

In each of the years ended December 31, 2021 and 2020, the Company was granted a $568,131 loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loans were forgiven, and the Company recorded a gain of $1,136,262 upon being legally released from the loan obligations during the year ended December 31, 2021.

On June 1, 2021, the Company completed a private placement of 1,282,051 shares of its common stock at $4.68 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,410 in interest into 133,991 shares of common stock and debt in the amount of $840,000 was retired, leaving the Company with no debt.

During the year ended December 31, 2021, we used cash of $1,861,633 in operations, $150,545 for the purchase of equipment, and $840,000 for the repayment of debt. The Company received $6,000,000 in cash for issuance of stock, and $568,131 for an SBA PPP loan.

During the year ended December 31, 2020, the Company completed a funding, including a Private Placement Offering for common shares priced at $6.50 per share (subject to adjustment) in the amount of $3,825,000 and the issuance of 588,462 shares. The investors of this Private Placement Offering were granted 294,231 O warrants, exercisable for a period of 3 years at an exercise price of $7.80 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $6.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $4.55 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for 0.50 shares for each additional share issued, with an exercise price equal to the sum of $1.30 per share and the Six Month Price, but in no event less than $5.85 per share. On September 28, 2020, the Company issued 409,451 additional shares in accordance with provisions of the Private Placement Offering and an additional 204,726 warrants exercisable at $5.85 per share.

In addition, the Company obtained a 24-month extension on $1,071,000 in principal, and conversion of $720,000 of principal of the Milestone I Convertible Notes at a conversion price of $6.50 per share. The remaining $110,166 was extended for thirty days. The interest rate on the principal balance of the extended Milestone I Convertible Notes was amended to 15%. Furthermore, the Company obtained a 12 month extension on $168,000 in principal, and conversion of $1,128,000 in principal of the Milestone II Convertible Notes. The Convertible Noteholders of the Milestone I and II Convertible Notes were granted additional interest depending upon their election to convert or extend their Convertible Notes.

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control and reduce fixed overhead expense.

The impact of COVID-19 on the Company is constantly evolving. The direct impact to our operations had begun to take effect at the close of the first quarter ended March 31, 2020. Specifically, our business was impacted by dining bans targeted at restaurants to reduce the size of public gatherings. Such bans precluded our single serve products from being served at those establishments for a number of weeks, and in some instances, resulted in abandoned product launches. Furthermore, many school districts closed regular attendance for a period of time thereby disrupting sales of product into that channel. More recently, we have experienced a disruption in the supply chain for manufacturing our products due to COVID-19. The developments surrounding COVID-19 remain fluid and dynamic, and consequently, will require the Company to continue to monitor news headlines from government and health officials, as well as, the business community.

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

We have entered into a direct lease for new premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum requirements under the non-cancellable direct lease as of December 31, 2021 is approximately $101,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021, due to inadequate segregation of duties.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for the Company.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

None

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Riccardo Delle Coste	43	President, Chief Executive Officer and Chairman
Lisa Roger	56	Chief Financial Officer
Steven Lang	69	Director
Arnold Tinter	76	Secretary and Director
Joseph M. Cugine	61	Director
Isabelle Ortiz-Cochet	60	Director
Alexander H. Ware	59	Director
Justin Borus	45	Director

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

Qualifications: Mr. Delle Coste has 18 years of experience within retail, hospitality and dairy manufacturing.

Lisa Roger was appointed on January 4, 2022 to serve as our Chief Financial Officer effective January 17, 2022. Ms. Roger previously served as the EVP Corporate Controller at FreshRealm, a fresh meals solution provider that partners with retailers, from May 2021 to December 2021. From March 2014 to May 2021, she held various positions with Fox Factory Inc., most recently as the Vice President, Accounting and Tax. Fox Factory Inc. is a designer, manufacturer and marketer of products and systems used primarily on bikes, side-by-sides, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. Ms. Roger holds a Bachelor of Arts degree in Economics and Business from University of California, Los Angeles and a Master of Business Administration degree from University of California, Los Angeles Anderson Graduate School of Management, and is a Certified Public Accountant in the State of California (inactive status).

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

Joseph M. Cugine was appointed as Director of the Company on July 29, 2014, and served as president of our wholly owned subsidiary, Barfresh Corporation, Inc., from April 27, 2015, to July 13, 2021. Mr. Cugine is the owner and president of Cugine Foods and JC Restaurants, a franchisee of Taco Bell and Pizza Hut in New York. He is also president and owner of Restaurant Consulting Group LLC. Prior to owning and operating his own firms, Mr. Cugine held a series of leadership roles with PepsiCo, lastly as chief customer officer and senior vice president of PepsiCo’s Foodservice division. Mr. Cugine also serves on the board of directors of The Chef’s Warehouse, Inc., a publicly traded specialty food products distributor in the U.S., as well as Ridgefield Playhouse and R4 Technology. He received his B.S. degree from St. Joseph’s University in Philadelphia.

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

Alexander H. Ware was appointed as director of the company on July 13, 2016. Currently, Mr. Ware serves as advisor to Foodsby, Inc. From September 2018 to December 2021, Mr. Ware served as President of Foodsby, Inc., a fast-growing meal ordering platform for office buildings. Previously, he served as Interim President, Executive Vice President and Chief Financial Officer of Buffalo Wild Wings from October 2016 to 2018. From 2012 through 2016, Mr. Ware was Executive Chairman of MStar Holding Corporation (MicroStar), and had served as Interim Chief Executive Officer in 2013. Prior to MicroStar, he served as a Senior Advisor and previously as Executive Vice President of Strategic Development of Pohlad Companies, a family office, from 2010 to 2015. Starting in 1994, he served in increasing capacities at PepsiCo, then PepsiAmericas, Inc. culminating as Executive Vice President and Chief Financial Officer from 2005 to 2010. Previously, he was a Senior Associate at Booz Allen Hamilton, Inc. from 1990 to 1994. Mr. Ware received his Bachelor of Arts degree in Economics from Hampden-Sydney College and his Master of Business Administration from the Darden Graduate School of Business at University of Virginia. In addition to Barfresh, Mr. Ware currently serves on the board of MStar Holding Corporation and on the advisory board of Stonearch Capital.

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

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that five of our seven directors are independent, which constitutes a majority.

Board Committees

We currently have an audit committee, a compensation committee and a nominating and governance committee. The members of the audit committee are Arnold Tinter, Steven Lang and Alexander Ware. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. Steven Lang, Arnold Tinter, and Alexander Ware are independent members of the audit committee, as defined below. The members of the compensation committee are Arnold Tinter and Justin Borus. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The members of the nominating committee are Arnold Tinter, Steven Lang, and Isabelle Ortiz-Cochet. The nominating and governance committee is primarily responsible for overseeing corporate governance and for identifying, evaluating and recommending individuals to serve as directors of the Company.

Legal Proceedings

To the best of our knowledge, none of our executive officers or directors are parties to any material proceedings adverse to the Company, have any material interest adverse to the Company or have been subject to legal, administrative or judicial orders, proceedings or decrees required to be disclosed.

Code of Ethics

Our Chief Executive Officer and our Chief Financial Officer are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year, we believe that during the fiscal year ended December 31, 2021 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following:

●	Riccardo Delle Coste, late filing of Form 4
●	Joseph Cugine, late filing of Form 4
●	Isabelle Ortiz-Cochet, late filing of Form 4
●	Alexander H. Ware, late filing of Form 4
●	Steve Lang, late filing of Form 4
●	Unibel, late filing of Form 4

Each late filing reported one transaction unless otherwise indicated. None of our officers or directors submitted Form 5 filings.

Item 11. Executive Compensation.

The following table sets forth information about the remuneration of our principal executive officer for services rendered during our fiscal years ended December 31, 2021 and 2020, and our other executive officers that had total compensation of $100,000 or more for our last completed full fiscal year (the “Named Officers”). Certain tables and columns have been omitted as no information was required to be disclosed under those tables or columns.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Option awards ($)		All other compensation ($)		Total ($)
Riccardo Delle Coste,	2021	397,031	(1)	75,960	(2)	10,800	(4)	483,791
Chief Executive Officer	2020	350,000	(1)	67,500	(3)	10,800	(4)	428,300

Raffi Loussararian,	2020	175,000		24,000	(6)	-0-		199,000
Vice President Finance(5)

(1)	Of the salary earned in 2021, 397,031 was paid and none was deferred. In 2020, $213,648 was paid and $136,352 was deferred.

(2)	Represents a stock option grant of 19,233 option shares issued 4/27/21 with an exercise price of $5.72, which vests in equal increments on each of the first, second and third anniversaries of the grant date.

(3)

Represents a stock option grant of 19,231 option shares issued 04/27/2020 with an exercise price of $4.94, which vests in equal increments on each of the first, second and third anniversaries of the date of grant.

(4)	Represents the car allowance paid to Mr. Delle Coste.

(5)	Mr. Loussararian served as Vice President Finance from July 29, 2019 to January 6, 2021.

(6)	Represents a stock option grant of 11,539 shares issued 01/06/2020 with an exercise price of $4.81, which vests 3 years after the date of grant (cliff vesting).

Employment Agreements

On April 27, 2015, Smoothie, Inc. entered into an executive employment agreement with Riccardo Delle Coste, its Chief Executive Officer and director. Mr. Delle Coste is also the Chief Executive Officer and Chairman of the Company. Pursuant to the employment agreement, he receives a base salary of $350,000 and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. In addition, Mr. Delle Coste receives up to an additional 38,462 performance options, on an annual basis. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan.

The Company entered into an executive employment agreement with Raffi Loussararian on July 29, 2019, to which he agreed to serve as Vice President, Finance. Pursuant to the employment agreement, Mr. Loussararian received a base salary of $175,000 and performance bonuses of 25% of his base salary, based upon performance targets determined by the Board of Directors. In addition, Mr. Loussararian was granted 3-year options to purchase up to 11,539 shares of common stock of Barfresh. The option grant was to vest ratably on each anniversary of the date of commencement of Mr. Loussararian’s employment. All options granted under the employment agreement are subject to the Company’s 2015 Equity Incentive Plan. Mr. Loussararian left the Company in January 2021, thereby terminating his options.

The following table sets forth information with respect to outstanding equity awards for the Named Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Riccardo Delle Coste	19,231	(1)			8.97	4/27/23
	19,231	(1)			7.93	5/27/24
	9,616	(1)			9.36	11/25/24
	19,231	(1)			9.36	4/27/25
	19,231	(1)			7.15	9/15/25
	19,231	(1)			6.76	7/26/26
	12,821	(2)	6,410	(2)	5.85	5/20/27
	6,410	(2)	12,821	(2)	4.94	4/25/28
	-		19,231	(2)	5.72	4/27/29

(1)	Fully vested.
(2)	Vest ratably in equal increments on the first, second and third anniversary of the date of grant of the option.

Compensation of Directors

The following table summarizes the compensation paid to our directors that were not employees for the fiscal year ended December 31, 2021. A director who is a Company employee does not receive any compensation for service as a director. The compensation received by directors that are employees of the Company is shown above in the summary compensation table. We reimburse all directors for expenses incurred in their capacity as directors.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Arnold Tinter	50,000	-0-	-0-	50,000
Steven Lang	50,000	-0-	-0-	50,000
Isabelle Ortiz-Cochet	-0-	-0-	50,000	50,000
Alex Ware	-0-	50,000	-0-	50,000
Justin Borus	-0-	-0-	-0-	-0-
Joseph Cugine	-0-	25,000	25,000	50,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 3, 2022, for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 3, 2022. As of March 3, 2022, the Company had 12,917,246 shares of common stock outstanding. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 31, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Common Stock
Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of class o/s
Riccardo Delle Coste (2) (3) (4) (5)	1,749,108	13.3%

Justin Borus (6) (7) (8)	1,744,183	13.2%

Steven Lang (9) (10) (11) (12)	1,613,651	12.4%

Joe Cugine (13) (14) (15)	309,735	2.4%

Arnold Tinter (16)	61,540	0.5%

Alexander Ware (17) (18)	59,459	0.5%

Isabelle Ortiz-Cochet 2 Allee De Longchamp Suresnes, France (19) (20)	53,356	0.4%

Lisa Roger (21)	—	—

All directors and officers as a group (8 persons)	5,591,032	40.8%

Unibel, 2 Allee De Longchamp Suresnes, France 92150 (22)	1,630,148	12.5%

IBEX Investors LLC 260 N Josephine Street, Suite 300, Denver, CO 80206 (23)	1,249,444	9.6%

Bleichroeder LP 1345 Avenue of the Americas, 47th Floor, New York, NY 10105 (24)	725,287	5.6%

Brian L Pessin; Sandra F Pessin 370 Lexington Ave, Suite 704, New York, NY 10017	711,235	5.5%

1	The address of those listed, except as noted is c/o Barfresh Food Group Inc., 3600 Wilshire Blvd., Suite 1720 Los Angeles CA 90010.
2	Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company.

3	Includes 1,501,880 shares owned by R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner.

4	Includes 137,824 shares issuable under exercisable options granted.

5	Includes 6,223 shares underlying warrants issued in connection with promissory notes the holder of which is Riccardo Delle Coste or R.D. Capital Holdings PTY Ltd. and of which Riccardo Delle Coste is deemed to be a beneficial owner and 56,280 shares underlying warrants issued in connection with deferred compensation.

6	Mr. Borus is a Director of the Company.

7	Includes 1,110,982 shares owned by Ibex Microcap Fund LLLP, of which Justin Borus is the manager of the investment manager and general partner, respectively, and deemed to be a beneficial owner.

8	Includes 138,462 shares underlying warrants issued to Ibex Microcap Fund LLLP in connection with the purchase of common stock.

9	Mr. Lang is a Director of the Company.

10	Includes 1,471,323 shares owned by Sidra Pty Limited and 43,852 shares by Hodumo Pty Ltd of which Steven Lang is deemed to be a beneficial owner.

11	Includes 35,098 shares underlying options granted.

12	Includes 37,331 shares underlying warrants issued in connection with promissory notes the holder of which is Hodumo Pty Limited, of which Steven Lang is deemed to be a beneficial owner.

13	Mr. Cugine is a Director of the Company.

14	Includes 116,017 shares issuable under exercisable options granted.

15	Includes 27,944 shares underlying warrants issued in connection with purchase of common shares.

16	Mr. Tinter is the Secretary and a Director of the Company.

17	Mr. Ware is a Director of the Company.

18	Includes 57,959 shares owned by The Alexander Ware Revocable Trust of which Mr. Ware is deemed to be a beneficial owner.

19	Ms. Ortiz-Cochet is a Director of the Company

20	Includes 53,356 shares underlying options granted.

21	Ms. Roger is the Chief Financial Officer of the Company.

22	Includes 137,613 shares underlying warrants issued in connection with the conversion of a promissory note.

23	Includes 138,462 shares underlying warrants issued in connection with the purchase of common stock

24	Bleichroeder LP is deemed to be the beneficial owner of these shares as a result of acting as investment adviser to various clients. Clients of Bleichroeder have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of fiscal 2021 or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to or better than terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

Director Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined as of December 31, 2021 that five of our seven directors are independent, which constitutes a majority.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended December 31, 2021 and December 31, 2020 were as follows.

	2021	2020
Audit fees	$81,000	$73,032
Audit related fees	-	-
Tax fees	8,100	6,300
All other fees	-	-
Total	$89,100	$79,332

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

Audit Fees. The aggregate fees billed for the years ended December 31, 2021 and 2020 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. Eide Bailly LLP did not provide us with audit related services for the years ended December 31, 2021 or December 31, 2020, that are not reported under Audit Fees.

Tax Fees. The aggregate tax fees billed for the years end December 31, 2021 and 2020 related to the preparation of corporate income tax returns.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the years ended December 31, 2021 or December 31, 2020.

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

BARFRESH FOOD GROUP INC.

Date: March 10, 2022	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	March 10, 2022
Riccardo Delle Coste	(Principal Executive Officer

/s/ Lisa Roger	Chief Financial Officer	March 10, 2022
Lisa Roger	(Principal Financial Officer)

/s/ Steven Lang	Director	March 10, 2022
Steven Lang

/s/ Arnold Tinter	Director	March 10, 2022
Arnold Tinter

/s/ Joseph M. Cugine	Director	March 10, 2022
Joseph M. Cugine

/s/ Isabelle Ortiz-Cochet	Director	March 10, 2022
Isabelle Ortiz-Cochet

/s/ Alexander H. Ware	Director	March 10, 2022
Alexander Ware

/s/ Justin Borus	Director	March 10, 2022
Justin Borus

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

3.5	Certificate of Amendment of Certificate of Incorporation of Barfresh Food Group Inc. dated December 17, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed December 29, 2021)

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.20 to Annual Report on Form 10-K for the year ended December 31, 2019, as filed April 13, 2020)

4.2	Form of Series O Warrant (incorporated by reference to Exhibit 4.21 to Annual Report on Form 10-K for the year ended December 31, 2019, as filed April 13, 2020)

10.1	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.2	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.3	Form of Securities Purchase Agreement dated March 15, 2020 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.14 to Annual Report on 10-K for the year ended December 31, 2019, filed April 13, 2020)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 2019, filed April 13 2020)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance.
101.XSD	XBRL Schema.
101.PRE	XBRL Presentation.
101.CAL	XBRL Calculation.
101.DEF	XBRL Definition.
101.LAB 104	XBRL Label. Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Compensatory plan

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

To the Board of Directors and Stockholders

Barfresh Food Group, Inc.

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Debt and Equity Transactions

As discussed in Notes 7, 8 and 10 to the consolidated financial statements, the Company has entered into debt and equity agreements which include stock-based compensation, debt modification and derivative liabilities. These agreements include transactions, including the issuance of stock options, that are required to be recorded at estimated fair value. These transactions resulted in recording of stock-based compensation expense of $91,959 and a loss on debt extinguishment of $193,562 for the year ended December 31, 2021, and the valuation of a derivative liability of $25,170 as of May 26, 2021.

The Company’s determination of the estimated fair values involves the identification of related financial instruments and a clear understanding of the terms of the agreements. Auditing management’s estimates of fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to carefully examine to understand the true nature of the related agreements.

Our audit procedures related to determination of the estimated fair values of these debt and equity transactions included the following, among others:

●	We obtained an understanding of management’s process and methodology to develop the estimates.
●	We obtained an understanding of the internal controls relating to the methodology, reliability and accuracy of the information used in the calculation and management’s review and approval for the transactions.
●	We examined signed contracts and amendments.
●	We evaluated the reasonableness of the inputs and assumptions used by management in developing the estimates.
●	We evaluated the adequacy of the disclosures related to these fair value measurements.

/s/ Eide Bailly LLP

We have served as Barfresh Food Group Inc.’s auditor since 2012.

Denver, Colorado

March 10, 2022

Barfresh Food Group Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020

Assets
Current assets:
Cash	$5,532,840	$1,816,887
Restricted cash	142,382	142,382
Accounts receivable, net	1,222,476	425,029
Inventory, net	705,349	870,190
Prepaid expenses and other current assets	63,859	47,066
Total current assets	7,666,906	3,301,554
Property, plant and equipment, net of depreciation	1,588,043	1,922,912
Operating lease right-of-use assets, net	87,391	147,947
Intangible assets, net of amortization	370,278	430,216
Deposits	6,746	14,817
Total assets	$9,719,364	$5,817,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$974,218	$353,045
Accrued expenses	228,227	298,489
Advance payment	-	401,306
Accrued payroll and employee related	212,465	308,303
Accrued interest	-	68,627
Lease liability	81,295	65,007
Loan payable - Paycheck Protection Program	-	410,317
Convertible note, net of discount	-	158,243
Derivative liabilities	-	41,475
Total current liabilities	1,496,205	2,104,812
Long term liabilities:
Accrued interest	33,600	127,664
Lease liability	13,701	94,170
Loan payable - Paycheck Protection Program	-	157,814
Convertible note - related party, net of discount	-	197,804
Convertible note, net of discount	-	810,995
Total liabilities	1,543,506	3,493,259

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 12,905,112 and 11,471,797 shares issued and outstanding at December 31, 2021 and 2020, respectively	13	12
Additional paid in capital	60,340,620	53,223,803
Accumulated deficit	(52,164,775)	(50,899,628)
Total stockholders’ equity	8,175,858	2,324,187
Total liabilities and stockholders’ equity	$9,719,364	$5,817,446

See the accompanying notes to the consolidated financial statements.

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2021 and 2020

	2021	2020
Revenue	$6,699,850	$2,567,547
Cost of revenue	4,175,132	1,784,537
Depreciation of manufacturing equipment	17,673	18,938
Gross profit	2,507,045	764,072

Operating expenses:
General and administrative	3,979,702	4,379,976
Depreciation and Amortization	621,727	593,198
Total operating expenses	4,601,429	4,973,174

Operating loss	(2,094,384)	(4,209,102)

Other (income)/expenses
Gain from derivative liability	(16,305)	(156,540)
Gain from debt extinguishment - Paycheck Protection Program	(1,136,262)	-
Loss (gain) on debt extinguishment	193,562	(379,200)
Interest	129,768	479,144
Total other income	(829,237)	(56,596)

Net loss	$(1,265,147)	$(4,152,506)

Per share information - basic and fully diluted:
Weighted average shares outstanding	12,070,295	11,061,533
Net loss per share	$(0.10)	$(0.38)

See the accompanying notes to the consolidated financial statements.

Barfresh Food Group, Inc.

Statements of Stockholders’ Equity

For the years ended December 31, 2021 and 2020

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance January 1, 2020	10,026,287	$11	$47,030,836	$(46,747,122)	$283,725
Issuance of stock for capital raise, net of offering costs of $27,200	997,913	1	3,797,799	-	3,797,800
Conversion of debt	366,925	-	1,333,762	-	1,333,762
Interest paid in shares	50,358	-	392,789	-	392,789
Issuance of stock for services	20,966	-	130,000	-	130,000
Equity based compensation	-	-	276,641	-	276,641
Warrants issued to management	-	-	167,893	-	167,893
Warrant modification	-	-	18,899	-	18,899
Warrant issued for note extension	-	-	75,184	-	75,184
Restricted stock issuance	9,348	-	-	-	-
Net (loss) for the year	-	-	-	(4,152,506)	(4,152,506)
Balance December 31, 2020	11,471,797	$12	$53,223,803	$(50,899,628)	$2,324,187
Issuance of stock for capital raise	1,282,051	1	5,999,999	-	6,000,000
Conversion of debt and accrued interest	114,614	-	685,300	-	685,300
Interest paid in shares	19,377	-	151,138	-	151,138
Issuance of stock for services	17,273	-	188,421	-	188,421
Equity based compensation	-	-	91,959	-	91,959
Net (loss) for the year	-	-	-	(1,265,147)	(1,265,147)
Balance December 31, 2021	12,905,112	$13	$60,340,620	$(52,164,775)	$8,175,858

See the accompanying notes to the consolidated financial statements.

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

	2021	2020
Net loss	$(1,265,147)	$(4,152,506)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	639,401	612,136
Interest expense related to debt discount	56,145	276,013
Stock-based compensation	91,959	276,641
Stock and options issued for services	188,421	130,000
Gain on debt extinguishment - Paycheck Protection Program	(1,136,262)	-
Gain on derivative	(16,305)	(156,540)
Loss (gain) on debt extinguishment	193,562	(379,200)
Changes in assets and liabilities
Accounts receivable	(797,447)	(140,361)
Inventories	164,841	(240,700)
Prepaid expenses and other assets	(16,831)	(51,791)
Accounts payable	584,753	(272,022)
Accrued expenses	(219,245)	213,107
Advanced payments	(401,306)	401,306
Accrued interest	71,828	214,917
Net cash used in operating activities	(1,861,633)	(3,269,000)

Investing activities
Purchase of property and equipment	(150,545)	(59,662)
Net cash used in investing activities	(150,545)	(59,662)

Financing activities
Cash received for stock, net of offering costs	6,000,000	3,797,800
Proceeds from note payable	568,131	568,131
Repayment of convertible notes	(840,000)	(157,366)
Debt issuance costs	-	(12,008)
Net cash from financing activities	5,728,131	4,196,557
Net change in cash and restricted cash	3,715,953	867,895
Cash and restricted cash, beginning of year	1,959,269	1,091,374
Cash and restricted cash, end of year	$5,675,222	$1,959,269

See the accompanying notes to the condensed consolidated financial statements.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Barfresh Food Group Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware. We are engaged in the manufacturing and distribution of ready-to-drink and ready-to-blend beverages, particularly, smoothies, shakes and frappes.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain reclassifications have been made to the 2020 consolidated statement of cash flows to conform to the 2021 presentation.

Reverse Stock Split

Effective December 29, 2021, the Company amended its certificate of incorporation to implement a 1-for-13 reverse stock split of its issued and outstanding shares of common stock. All the share numbers, share prices, exercise prices and other per share information throughout these financial statements have been adjusted, on a retroactive basis, to reflect the 1-for-13 reverse stock split.

Principles of Consolidation

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2021 and 2020. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

Restricted Cash

At both December 31, 2021 and 2020, the Company had $142,382 in restricted cash related to our co-packing agreement.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

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

Our financial instruments consist of cash, accounts receivable, accounts payable, advanced payments, derivative liabilities, convertible notes, restricted cash, and Paycheck Protection Plan (“PPP”) loan payable. The carrying value of our financial instruments approximates their fair value, except for the derivative liability in which carrying value is fair value.

Accounts Receivable

Accounts receivable are typically unsecured. The Company’s credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. As of December 31, 2021, and 2020, the Company’s allowance for doubtful accounts was $121,230 and $133,424 respectively. There was ($7,000) of bad debt recoveries recorded for the year ended December 31, 2021, and $133,424 of bad debt expense for the year ended December 31, 2020. The allowance was applied to certain receivable accounts which are over 95 days.

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

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

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

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. We incurred $244,609 and $515,145, in research and development expenses for the years ended December 31, 2021 and 2020, respectively.

Shipping and Storage Costs

Shipping and Storage costs are included in general and administrative expenses. For the years ended December 31, 2021 and 2020, shipping and handling costs totaled $1,054,182 and $488,465, respectively.

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

For the years ended December 31, 2021 and 2020 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2021 and 2020 any equivalents would have been anti-dilutive as we had losses for the years then ended.

Debt Extinguishment

The Company evaluates its convertible instruments in accordance with ASC 470-50, “Debt Modifications and Extinguishments.” For all extinguishments of debt, ASC 470-50 requires the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) to be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net loss of $193,562 and net gain of $379,200, respectively, non-cash gain/loss on extinguishment of debt in its statements of operations for the years ended December 31, 2021 and 2020, respectively.

Stock Based Compensation

We calculate stock compensation in accordance with ASC Topic 718, Compensation-Stock Based Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

Recent pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Subsequent events

None.

Note 2. Inventory

Inventory consists of the following at December 31:

	2021	2020
Raw materials	$105,355	$130,296
Finished goods	599,994	739,894
Inventory, net	$705,349	$870,190

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 3. Property Plant and Equipment

Major classes of property and equipment at December 31, 2021 and 2020 consist of the following:

	2021	2020
Furniture and fixtures	$1,524	$1,524
Manufacturing equipment and customer equipment	3,800,238	3,573,528
Leasehold improvements	4,886	4,886
Vehicles	29,696	29,696
	3,836,344	3,609,633
Less: accumulated depreciation	(2,894,632)	(2,331,034)
	941,712	1,278,600
Equipment not yet placed in service	646,331	644,313
Property and equipment, net of depreciation	$1,588,043	$1,922,912

We recorded depreciation expense related to these assets of $557,306 and $529,385 for the years ended December 31, 2021 and 2020, respectively. Depreciation expense in cost of goods sold was $17,673 and $18,938 for the years ended December 31, 2021 and 2020 respectively.

Note 4. Intangible Assets

As of December 31, 2021, intangible assets consist of patent costs of $768,138, trademarks of $124,395 and accumulated amortization of $522,255.

As of December 31, 2020, intangible assets consist of patent costs of $768,138, trademarks of $119,911 and accumulated amortization of $457,833.

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent. The amount charged to expenses for amortization of the patent costs was $64,422 and $63,813 for the years ended December 31, 2021 and 2020, respectively.

Estimated future amortization expense related to patents as of December 31, 2021, is as follows:

Total Amortization
Years ending December 31,
2022	$64,422
2023	64,422
2024	64,249
2025	48,640
2026	4,150
$245,883

Note 5. Related Parties

Members of management and directors invested in the Company’s convertible notes (Note 7). Additionally, members of management and directors have received shares of stock and options in exchange for services (Note 10).

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 6. Paycheck Protection Program (PPP) Loan

The PPP was established to provide federally guaranteed, uncollateralized loans to assist businesses during the Covid-10 pandemic. PPP loans are administered by a Small Business Administration (SBA) approved partners.

On May 7, 2020 the Company was granted a $568,131 loan which was to mature in two years. On January 27, 2021, the Company was granted a second $568,131 loan which was to mature in five years. The Company was eligible for loan forgiveness of up to 100% of the loans, upon meeting certain requirements.

On May 20, 2021 and December 22, 2021, respectively, the loans were legally released and forgiven by the SBA. Loan forgiveness income of $1,136,262 has been recorded for the year ended December 31, 2021.

Note 7. Convertible Notes (Related and Unrelated Party)

In 2018, the Company issued Milestone I and Milestone II Convertible Notes.

On March 20, 2020, the Company obtained a 24-month extension on $1,071,000 in principal, and conversion of $720,000 of principal of the Milestone I Convertible Notes at a conversion price of $6.50 per share. The remaining $110,166 was extended for thirty days. The interest rate on the principal balance of the extended Milestone I Convertible Notes was amended to 15%. Furthermore, the Company obtained a 12-month extension on $168,000 in principal, and conversion of $1,128,000 in principal of the Milestone II Convertible Notes. The Convertible Noteholders of the Milestone I and II Convertible Notes were granted additional interest depending upon their election to convert or extend their Convertible Notes. The Company accounted for the modification in accordance with ASC 470-50, Modifications and Extinguishments (“ASC 470-50”), which states that for all extinguishments of debt, the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) should be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net gain on extinguishment of debt of $379,200 which was comprised of a gain of $437,201 related to notes that were converted to 366,925 shares of common stock and a loss of $58,001 related to convertible notes that were extended by either 24 months for Milestone I Convertible Notes, or 12 months for Milestone II Convertible Notes.

During the year ended December 31, 2021, the Company settled the remaining Milestone I Convertible Notes by issuing 89,173 shares of common stock in exchange for $231,000 ($30,000 related party) and $192,663 ($37,689 related party) in principal and interest, respectively, and repaying $840,000 ($180,000 related party) in cash. Additionally, the Company settled the remaining amounts due under Milestone II Convertible Notes by issuing 44,818 shares of common stock in exchange for $168,000 and $41,747 of principal and interest, respectively. In accordance with ASC 470-50, the Company recorded a loss of $193,562 upon extinguishment of the Milestone I and Milestone II Convertible Notes.

Convertible note balances outstanding consisted of the following components:

	December 31,	December 31,
	2021	2020
Milestone I Convertible Notes, net of unamortized discount of $60,097 at December 31, 2020	$-	$1,010,904
Milestone II Convertible Notes, net of unamortized discount of $11,862 at December 31, 2020	-	156,138
Convertible notes, net	-	1,167,042
Less: current portion convertible notes, net	-	(158,243)
Less: related party convertible notes, net	-	(197,804)
Long term convertible notes, net	$-	$810,995

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 8. Derivative Liabilities

Milestone II Convertible Notes (Note 7) contained variable conversion provisions based on the future price of the Company’s common stock, resulting in the potential issuance of an indeterminate number of shares of common stock upon conversion. The Company measured the fair value of the derivative resulting from the variable conversion provisions each reporting period. The fair value was reported as a derivative liability in the accompanying consolidated balance sheets and the change in value was recorded as a gain or loss in the accompanying consolidated statements of operations.

On May 26, 2021, the Milestone II Convertible Notes were settled. Upon extinguishment, the derivative liability was revalued to $25,170, which resulted in a gain of $16,305 for the year ended December 31, 2021.

The fair value of the derivative liabilities for Milestone II Convertible Notes was calculated using the Black-Scholes model using the following assumptions:

	26-May-21	31-Dec-20
Expected life	0.46	0.92
Volatility (based on comparable company)	101.32%	120.38%
Risk Free interest rate	0.04%	0.1%
Dividend yield (on common stock)	-	-

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value on a recurring basis using Level 3 inputs:

December 31, 2019	$211,028
Initial derivative value - March 20, 2020	13,527
Extinguishment of derivative upon debt conversion and extension	(26,540)
Net gain from change in fair value	(156,540)
December 31, 2020	41,475
Extinguishment of derivative upon debt settlement	(25,170)
Net gain from change in fair value	(16,305)
December 31, 2021	$-

The following table presents the Company’s fair value hierarchy for applicable assets and liabilities measured at fair value as of December 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2021	$-	-	-	$-

	Level 1	Level 2	Level 3	Total
Derivative Liability December 31, 2020	$-	-	41,475	$41,475

Note 9. Commitments and Contingencies

We lease office space under a non-cancelable operating lease which expires on March 31, 2023. We incurred lease expense of $79,267 and $82,194 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, our right of use asset and related liability was $87,391 and $94,996, respectively.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 1.25 years.

The following table presents the future operating lease payment as of December 31, 2021:

2022	$80,361
2023	20,238
Total lease payments	$100,599
Less:imputed interest	(5,603)
Total lease liability	$94,996

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

Note 10. Stockholders’ Equity

During the year ended December 31, 2020, the Company completed a funding, including a Private Placement Offering for common shares priced at $6.50 per share (subject to adjustment) in the amount of $3,825,000 and the issuance of 588,462 shares. The investors of this Private Placement Offering were granted 294,231 O warrants, exercisable for a period of 3 years at an exercise price of $7.80 per share (subject to adjustment). If the volume-weighted average trading price for the 20 consecutive trading days that conclude upon 6 months after the initial closing (the “Six Month Price”) exceeds or equals $6.50 per share (the “Target Price”), the per share purchase price will not be adjusted. If the Six Month Price is less than the Target Price, the per share purchase price will be automatically reduced to the Six Month Price, but in no event less than $4.55 per share, in which case the Company shall issue to each investor, pro-rata based on such investor’s investment: (a) shares in a quantity that equals the difference between the number of shares issued to such purchaser at closing and the number of shares that would have been issued to such purchaser at closing at the Six Month Price; and (b) a warrant for 0.50 shares for each additional share issued, with an exercise price equal to the sum of $1.30 per share and the Six Month Price, but in no event less than $5.85 per share. On September 28, 2020, the Company issued 409,451 additional shares in accordance with provisions of the Private Placement Offering and an additional 204,726 warrants exercisable at $5.85 per share.

In 2020, the Company issued 366,925 shares of common stock in exchange for convertible notes and 35,308 warrants to convertible noteholders that extended the term of their convertible notes (Note 7).

In 2020, the Company, at its option, issued 50,358 shares of common stock to pay interest due of $392,789.

In 2020, the Company issued 20,966 shares of common stock, valued between $3.25 - $6.50 per share, for services rendered.

In 2020, the Company settled deferred executive compensation liabilities with the issuance of 121,076 warrants exercisable at $3.51 per share. The fair value of the warrants totaled $251,837, resulting in $83,945 of additional stock-based compensation.

On June 1, 2021, the Company completed a private placement of 1,282,051 shares of its common stock at $4.68 per share, resulting in gross proceeds of $6,000,000.

In 2021, holders of debt converted a total of $399,000 in principal and $234,410 in interest into 133,991 shares of common stock, and debt in the amount of $840,000 was retired (Note 7).

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

In 2021, the Company issued 17,273 shares of common stock, valued between $4.94 - $10.15 per share, for services rendered.

In 2021, the Company issued a warrant to purchase 10,550 shares of common stock at exercise prices ranging from $3.25 - $5.46 (weighted average $4.15) in exchange for services rendered.

Warrants

The following is a summary of changes in warrants outstanding for the years ended December 31, 2021 and 2020:

Number of warrants
Outstanding at December 31,2019	2,014,694
Issued	655,763
Expired	(466,154)
Outstanding at December 31, 2020	2,204,303
Issued	10,550
Expired	(927,449)
Outstanding at December 31, 2021	1,287,404

The following is a summary of all outstanding warrants as of December 31, 2021:

Warrant issuance event	Number of warrants	Weighted average exercise price	Exercise price per share	Remaining term in years	Intrinsic value at date of grant

Private placements of common stock	818,683	$7.65	$6.89 - 7.80	1.28	$-
Private placement of notes	214,356	$8.39	$7.80 - 9.10	0.76	$-
Settlement of deferred compensation	243,815	$6.32	$3.51 - 9.10	2.74	$-
Settlement of services	10,550	$4.15	$3.12 - 5.46	0.62	$-
	1,287,404	$7.49	$3.12 - 9.10	1.47	$-

Equity Incentive Plan

Under the 2015 Equity Incentive Plan (the “2015 Plan”), the Company has reserved 1,153,846 shares for equity incentive awards for issuance to employees, members of the board of directors and other service providers. Awards may take the form of options, restricted stock, restricted stock units, performance shares and stock appreciation rights. The Company has only issued options with no intrinsic value through December 31, 2021, and issues new shares upon exercise of options. As of December 31, 2021, there were 435,750 shares available for the issuance of awards under the 2015 Plan.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

The following summarizes activity related to stock options for the years ended December 31, 2021 and 2020:

	Number of Options	Exercise price per share	Remaining term in years
Outstanding January 1, 2020	554,076	$5.20 - $11.31	4.6
Issued	82,258	$4.42 - $5.72
Cancelled/expired	(48,109)
Outstanding on December 31, 2020	588,225	$4.42 - $11.31	3.5
Issued	58,113	$4.94 - $6.37
Cancelled/expired	(44,187)
Outstanding on December 31, 2021	602,151	$4.42 - $11.31	3.8

Exercisable, December 31, 2021	513,416	$4.42 - $11.31	3.3

Stock-Based Compensation

The fair value of the options issued was calculated using the Black-Sholes option pricing model, based on the criteria shown below:

	2021	2020
Expected term (in years)	5.5 - 8.0	5.5 - 8.0
Expected volatility	85.0% - 89.4%	73.4% - 75.8%
Risk-free interest rate	0.7% - 1.3%	0.3% - 1.6%
Expected dividends	$-	$-
Weighted average grant date fair value per share	$4.04	$2.65

The total amount of equity-based compensation included in general and administrative expense in the accompanying consolidated statements of operations was $91,959 and $276,641 for the years ended December 31, 2021 and 2020.

As of December 31, 2021, the Company has $148,398 of total unrecognized share-based compensation expense related to unvested options, which is expected to be amortized over the remaining weighted average period of 1.5 years.

Note 11. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2021 and 2020 is summarized below:

	2021	2020
Current:
Federal	$-	$-
State	-	-
Total	-	-
Deferred:
Federal	(1,001,707)	(715,000)
State	(322,293)	(235,000)
Change in valuation allowance	1,324,000	950,000
Total	-	-
Provision for income taxes	$-	$-

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2021	2020
Statutory federal income tax rate	21%	21%
State tax	7%	7%
Permanent differences	(15)%	(3)%
Change in valuation allowance	(13)%	(25)%
	-%	-%

Components of the net deferred income tax assets at December 31, 2021 and 2020 were as follows:

	2021	2020
Net operating loss carryover	$12,669,000	$11,345,000
Valuation allowance	(12,669,000)	(11,345,000)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $12,669,000 and $11,345,000 allowance at December 31, 2021 and 2020, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current period is $1,324,000 resulting for current year tax losses, including the 2021 loss adjusted for the PPP loan forgiveness and the true up of prior year net operating loss carryforwards.

As of December 31, 2021, the Company has a net operating loss carry forward to offset future taxable income of approximately $45,272,000, $28,482,000 of which begins to expire in 2033. Net operating loss carry forwards of $16,790,000 may be carried forward indefinitely.

Note 12. Business Segments and Customer Concentrations

The Company operates in one business segment. Sales to the following customers represented more than 10% of total sales for the years ended December 31, 2021 and 2020:

	2021	2020

Customer A	21%	21%
Customer B	20%	32%
Customer C	9%	11%

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 13. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Cash paid during the period for:
Cash paid for amounts included in the measurement of lease liabilities	$78,020	$75,748

Non-cash financing and investing activities:
Net carrying value of convertible notes and accrued interest settled through issuance of stock (debt extinguishment)	$466,658	$1,770,963
Accrued interest settled through issuance of stock	$151,138	$392,789
Deferred compensation settled through issuance of warrants	$-	$167,893
Debt discount warrant and derivative liability	$-	$107,611
Extinguishment of derivative liability	$25,170	$-
Equipment included in accounts payable and accrued liability	$89,565	$-

