Form 10-Q
period 2022-03-31
BARFRESH FOOD GROUP INC.
filed 2022-04-28
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.000001 par value	BRFH	The Nasdaq Capital Market

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,919,899 shares as of April 25, 2022.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$4,284,168	$5,532,840
Restricted cash	250,382	142,382
Trade accounts receivable, net	1,719,937	1,222,476
Other receivables	231,959	-
Inventory, net	850,802	705,349
Prepaid expenses and other current assets	101,396	63,859
Total current assets	7,438,644	7,666,906
Property, plant and equipment, net of depreciation	1,456,527	1,588,043
Operating lease right-of-use assets, net	70,176	87,391
Intangible assets, net of amortization	354,173	370,278
Deposits	6,746	6,746
Total assets	$9,326,266	$9,719,364

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,377,590	$974,218
Accrued expenses	202,336	228,227
Accrued payroll and employee related	223,292	212,465
Lease liability	76,731	81,295
Total current liabilities	1,879,949	1,496,205
Long term liabilities:
Accrued interest	33,600	33,600
Lease liability	-	13,701
Total liabilities	1,913,549	1,543,506

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 12,919,899 and 12,905,112 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid in capital	60,471,988	60,340,620
Accumulated deficit	(53,059,284)	(52,164,775)
Total stockholders’ equity	7,412,717	8,175,858
Total liabilities and stockholders’ equity	$9,326,266	$9,719,364

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Revenue	$2,525,549	$1,014,851
Cost of revenue	1,709,873	665,532
Gross profit	815,676	349,319

Operating expenses:
General and administrative	1,549,039	751,601
Depreciation and amortization	161,146	146,933
Total operating expenses	1,710,185	898,534

Operating loss	(894,509)	(549,215)

Other (income)/expenses
Gain from derivative liability	-	(16,787)
Interest	-	59,091
Total other expense	-	42,304

Net loss	$(894,509)	$(591,519)

Per share information - basic and fully diluted:
Weighted average shares outstanding	12,909,204	11,471,798
Net loss per share	$(0.07)	$(0.05)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(Unaudited)

	2022	2021
Net cash used in operating activities	$(1,132,148)	$(410,574)

Investing activities
Purchase of property and equipment	(13,524)	(4,647)
Net cash used in investing activities	(13,524)	(4,647)

Financing activities
Proceeds from issuance of stock	5,000	-
Proceeds from note payable	-	568,131
Net cash from financing activities	5,000	568,131

Net change in cash and restricted cash	(1,140,672)	152,910
Cash and restricted cash, beginning of period	5,675,222	1,959,269
Cash and restricted cash, end of period	$4,534,550	$2,112,179

Cash paid during the period for:
Cash paid for amounts included in the measurement of lease liabilities	$19,648	$19,076

Non-cash financing and investing activities:
Equipment included in accounts payable and accrued liability	$-	$23,511

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Note 1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies

Barfresh Food Group Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware. The Company is engaged in the manufacture and distribution of ready-to-drink and ready-to-blend beverages, particularly, smoothies, shakes and frappes.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 10, 2022. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022 that have had a material impact on our condensed consolidated financial statements and related notes.

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

Our financial instruments consist of cash, accounts receivable, accounts payable, advanced payments, restricted cash, as well as our PPP loan, convertible notes, and derivative liabilities which were settled in 2021. The carrying value of our financial instruments on March 31, 2022, December 31, 2021 and March 31, 2021 approximates their fair values, except for the derivative liability, which was carried at fair value prior to its extinguishment.

Restricted Cash

At March 31, 2022 and December 31, 2021, the Company had approximately $250,000 and $142,000, respectively, in restricted cash related to a co-packing agreement.

Accounts Receivable

As of each of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was approximately $121,000. The allowance was estimated based on evaluation of collectability of outstanding accounts receivable.

Other Receivables

Other receivables consist of amounts due from vendors for materials acquired on their behalf for use in manufacturing the Company’s products.

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

The company evaluated the requirement to disaggregate revenue and concluded that substantially all of its revenue comes from smoothie beverages.

Shipping and Storage Costs

Shipping and handling costs are included in general and administrative expenses. For the three months ending March 31, 2022 and 2021, shipping and handling costs totaled approximately $437,000 and $144,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $31,000 and $68,000, in research and development expenses for the three months ending March 31, 2022 and 2021, respectively.

Loss Per Share

At March 31, 2022 and 2021 common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$102,768	$105,355
Finished goods	748,035	599,994
Inventory, net	$850,802	$705,349

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$1,524	$1,524
Manufacturing equipment and customer equipment	3,813,763	3,800,238
Leasehold improvements	4,886	4,886
Vehicles	29,696	29,696
	3,849,869	3,836,344
Less: accumulated depreciation	(3,039,673)	(2,894,632)
	810,196	941,712
Equipment not yet placed in service	646,331	646,331
Property and equipment, net of depreciation	$1,456,527	$1,588,043

Depreciation expense related to these assets was approximately $145,000 and $131,000 for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense in cost of revenue was approximately $6,000 for three months ended March 31, 2021. There was no depreciation expense in cost of revenue for the three months ended March 31, 2022.

Note 4. Convertible Notes and Derivative Liability (Related and Unrelated Party)

In 2018, the Company issued Milestone I and Milestone II Convertible Notes, which were repaid and converted in the second quarter of 2021.

The Milestone II Convertible Notes contained variable conversion provisions based on the future price of the Company’s common stock, resulting in the potential issuance of an indeterminate number of shares of common stock upon conversion. The Company measured the fair value of the derivative resulting from the variable conversion provisions each reporting period. The fair value was reported as a derivative liability and the change in value of $16,787 was recorded as a gain in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2021.

Note 5. Commitments and Contingencies

The Company leases office space under a non-cancelable operating lease which expires on March 31, 2023. Our periodic lease cost was approximately $20,000 for each of the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, our right of use asset was $70,176.

The following table presents the future operating lease payment as of March 31, 2022.

2022 (nine months remaining)	$60,713
2023	20,238
Total lease payments	80,951
Less: imputed interest	(4,220)
Total lease liability	$76,731

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. The Company is currently the defendant in one legal proceeding for an amount less than $100,000. Our legal counsel and management believe a material unfavorable outcome to be remote.

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the three months ended March 31, 2021 and March 31, 2022:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2020	11,471,797	$12	$53,223,803	$(50,899,629)	$2,324,186
Equity based compensation	-	-	(34,585)	-	(34,585)
Net loss	-	-	-	(591,519)	(591,519)
Balance March 31, 2021	11,471,797	$12	$53,189,218	$(51,491,148)	$1,698,082

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2021	12,905,112	$13	$60,340,620	$(52,164,775)	$8,175,858
Shares issued for warrant exercise	986		5,000	-	5,000
Equity based compensation	-	-	28,036	-	28,036
Issuance of stock for services	13,801		98,332	-	98,332
Net loss	-	-	-	(894,509)	(894,509)
Balance March 31, 2022	12,919,899	$13	$60,471,988	$(53,059,284)	$7,412,717

Warrants

During the three months ended March 31, 2022, 96,664 warrants at an exercise price of $9.10 per share expired, and 986 warrants at an exercise price of $5.07 per share were exercised for proceeds of approximately $5,000.

Equity Incentive Plan

The following is a summary of stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2021	625,016	$7.55	3.8
Issued	25,385	$5.58
Cancelled/expired	(11,541)	$4.94
Outstanding on March 31, 2022	638,860	$7.52	3.5

Exercisable, March 31, 2022	539,345	$7.92	3.0

The fair value of the options issued (approximately $105,000, in the aggregate) was calculated using the Black-Sholes option pricing model, based on the following:

2021
Expected term (in years)	5.5
Expected volatility	85.7%
Risk-free interest rate	1.5 - 1.6%
Expected dividends	$-
Weighted average grant date fair value per share	$4.15

As of March 31, 2022, the Company has approximately $189,000 of unrecognized share-based compensation expense related to unvested options, which is expected to be recognized over the remaining weighted average period of 2.2 years.

The following is a summary of restricted stock award and restricted stock unit activity for the three months ended March 31, 2022:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	-	$-
Granted	40,554	$5.36
Unvested at March 31, 2022	40,554	$5.36

As of March 31, 2022, the Company has approximately $202,000 of unrecognized share-based compensation expense related to restricted stock awards and restricted stock units, which is expected to be recognized over the remaining weighted average period of 2.6 years.

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of March 31, 2022, the estimated effective tax rate for the year was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2017 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three months ended March 31, 2022 and 2021, the Company did not incur any interest and penalties associated with tax positions. As of March 31, 2022, the Company did not have any significant unrecognized uncertain tax positions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022, and other reports that we file with the SEC from time to time.

References in this Quarterly Report on Form 10-Q to “us”, “we”, “our” and similar terms refer to Barfresh Food Group Inc.

Cautionary Note Regarding Forward-Looking Statements

This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate”, “estimate”, “plan”, “continuing”, “ongoing”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could” and similar expressions are used to identify forward-looking statements.

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

Critical Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 10, 2022, that have a material impact on our condensed consolidated financial statements and related notes.

Recent Accounting Pronouncements

See Note 1 to the accompanying notes to unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details regarding this topic.

Results of Operations

Results of Operation for Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Revenue and cost of revenue

Revenue increased by approximately $1,511,000 (149%) from approximately $1,015,000 in 2021 to approximately $2,526,000 in 2022. The overall revenue for the first quarter 2022 was higher due to growth in “Twist & Go”™ revenue and the gradual return of single serve demand.

Cost of revenue for 2022 was approximately $1,710,000 as compared to approximately $666,000 in 2021. Our gross profit was approximately $816,000 (32%) and $349,000 (34%) for 2022 and 2021, respectively. Gross margins decreased in the first quarter primarily due to product mix which includes “Twist & Go”™ at slightly lower product margins.

Operating expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

Our general and administrative expenses increased by 106%, or approximately $797,000, from approximately $752,000 in 2021 to approximately $1,549,000 in 2022, primarily driven by personnel, including non-cash stock-based compensation, shipping and storage and other general and administrative expenses. The following is a breakdown of our general and administrative expenses for the three months ended March 31, 2022, and 2021:

	Three months ended March 31,	Three months ended March 31,
	2022	2021	Change	Percent
Personnel costs	499,658	311,556	188,102	60%
Stock-based compensation	28,036	(34,585)	62,621	181%
Shipping and storage	437,434	143,735	293,699	204%
Legal, professional and consulting fees	179,922	76,172	103,750	136%
Marketing and selling	75,502	42,955	32,547	76%
Director fees	62,500	77,130	(14,630)	-19%
Research and development	30,644	68,141	(37,498)	-55%
Other general and administrative expenses	235,343	66,497	168,845	254%
	1,549,039	751,601	797,438	106%

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased by approximately $188,000 (60%) from approximately $312,000 to $500,000. We had eleven full time equivalent employees in the first quarter of 2021, compared with fifteen in the first quarter of 2022.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the three months ended March 31, 2022 was approximately $28,000 compared to ($35,000) for the three months ended March 31, 2021 due to the departure of two key employees and the forfeiture of their unvested options in 2021.

Shipping and storage expense increased approximately $294,000 (204%) from approximately $144,000 in 2021 to $437,000 in 2022. The increase was primarily a result of the 149% increase in revenue, as well as increased supply chain costs resulting from the COVID-19 pandemic and other geopolitical events.

Legal, professional, and consulting fees increased approximately $104,000 (136%) from approximately $76,000 in 2021 to $180,000 in 2022. The increase was primarily due to corporate development activities.

Marketing and selling expenses increased approximately $33,000 (76%) from approximately $43,000 in 2021 to $76,000 in 2022. The increase in marketing and selling expenses was primarily the result of the retention of outside service providers to assist with sales initiatives.

Director fees decreased approximately $15,000 from approximately $76,000 in 2021 to $63,000 in 2022. Annual director fees are anticipated at $50,000 per non-employee director.

Research and development expenses decreased approximately $37,000 (55%) from approximately $68,000 in 2021 to $31,000 in 2022. The reduction is primarily due to the non-recurrence of material consumption and expiration as well as a reduction in labor hours for our development consulting team.

Other expenses increased approximately $169,000 (254%) from approximately $66,000 in 2021 to $235,000 in 2022. In 2022, we incurred approximately $102,000 in one-time costs related to the uplist of our common stock to the NASDAQ Stock Market. Additionally, 2021 benefited from the results of vendor payables reconciliation resulting in the reduction of vendor liabilities.

We had operating losses of approximately $895,000 and $549,000 for the three-month periods ended March 31, 2022 and 2021, respectively. The increase of approximately $346,000 or 63%, was primarily due to the increase in general and administrative expenses, partially offset by the increase in gross profit.

The change in the value of the derivative liability is based upon the Black-Scholes model from one period to another. The gain of approximately $17,000 for the three months ended March 31, 2021 was a result of the change in components of the Black-Scholes model.

Interest expense was approximately $59,000 for the three months ended March 31, 2021. Interest related to convertible debt that was converted and repaid in 2021. We did not incur any interest expense for the three months ended March 31, 2022.

We had net losses of approximately $895,000 and $592,000 in the three-month periods ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had working capital of approximately $5,559,000 as compared with approximately $6,171,000 at December 31, 2021. The decrease in working capital surplus is primarily due to operating loss for the three months ended March 31, 2022.

During the three months ended March 31, 2022, we used cash of approximately $1,132,000 in operations, and $14,000 for the purchase of equipment, partially offset by $5,000 from the issuance of stock pursuant to an outstanding warrant.

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control fixed overhead expense.

Our operations to date have been financed by the sale of securities, the issuance of convertible debt and the issuance of short-term debt, including related party advances. If we are unable to generate sufficient cash flow from operations with the capital raised, we will be required to raise additional funds either in the form of equity or debt. There are no assurances that we will be able to generate the necessary capital to carry out our current plan of operations.

We have entered into a direct lease for premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum lease payments under the non-cancellable direct lease as of March 31, 2022 are approximately $81,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures are not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2022, the Company sold 986 shares of common stock for $5,000 pursuant to the exercise of warrants, and issued 13,801 shares of common stock for services valued at $98,333. The Company relied upon the exemption from registration contained in Rule 506(b) and Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of persons, (ii) each offer was made through direct communication with the offerees by the Company, (iii) each of the offerees, which included an officer and two directors of the Company, had the requisite sophistication and financial ability to bear risks of investing in the Company’s common stock, (iv) the Company provided disclosure to the offerees, and (v) there was no general solicitation and no commission or remuneration was paid in connection with the offers.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BARFRESH FOOD GROUP INC.

Date: April 28, 2022	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2022	By:	/s/ Lisa Roger
Chief Financial Officer (Principal Financial Officer)

