Form 10-Q
period 2022-06-30
BARFRESH FOOD GROUP INC.
filed 2022-07-28
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,929,741 shares as of July 25, 2022.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$3,533,000	$5,533,000
Restricted cash	211,000	142,000
Trade accounts receivable, net	1,245,000	1,223,000
Other receivables	148,000	-
Inventory, net	1,570,000	705,000
Prepaid expenses and other current assets	50,000	64,000
Total current assets	6,757,000	7,667,000
Property, plant and equipment, net of depreciation	1,346,000	1,588,000
Operating lease right-of-use assets, net	53,000	87,000
Intangible assets, net of amortization	339,000	370,000
Deposits	7,000	7,000
Total assets	$8,502,000	$9,719,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,277,000	$974,000
Accrued expenses	200,000	228,000
Accrued payroll and employee related	226,000	212,000
Lease liability	58,000	81,000
Total current liabilities	1,761,000	1,495,000
Long term liabilities:
Accrued interest	-	34,000
Lease liability	-	14,000
Total liabilities	1,761,000	1,543,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 295,000,000 shares authorized; 12,919,899 and 12,905,112 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Additional paid in capital	60,537,000	60,341,000
Accumulated deficit	(53,796,000)	(52,165,000)
Total stockholders’ equity	6,741,000	8,176,000
Total liabilities and stockholders’ equity	$8,502,000	$9,719,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue	$2,799,000	$1,301,000	$5,325,000	$2,316,000
Cost of revenue	1,916,000	739,000	3,678,000	1,405,000
Gross profit	883,000	562,000	1,647,000	911,000

Operating expenses:
Selling and marketing	690,000	443,000	1,322,000	756,000
General and administrative	813,000	575,000	1,678,000	1,013,000
Depreciation and amortization	117,000	146,000	278,000	293,000
Total operating expenses	1,620,000	1,164,000	3,278,000	2,062,000

Operating loss	(737,000)	(602,000)	(1,631,000)	(1,151,000)

Other (income)/expenses
Gain from derivative liability	-	-	-	(16,000)
Gain from debt extinguishment - Paycheck Protection Program	-	(568,000)	-	(568,000)
Loss on debt extinguishment	-	194,000	-	194,000
Interest	-	69,000	-	128,000
Total other expense	-	(305,000)	-	(262,000)

Net loss	$(737,000)	$(297,000)	$(1,631,000)	$(889,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	12,915,000	12,066,000	12,915,000	11,769,000
Net loss per share	$(0.06)	$(0.02)	$(0.13)	$(0.08)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(Unaudited)

	2022	2021
Net loss	$(1,631,000)	$(889,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	286,000	293,000
Stock-based compensation	93,000	10,000
Stock and options issued for services	98,000	75,000
Interest expense related to debt discount	-	56,000
Gain on debt extinguishment - Paycheck Protection Program	-	(568,000)
Gain on derivative	-	(16,000)
Loss on debt extinguishment	-	194,000
Changes in assets and liabilities
Accounts receivable	(22,000)	(120,000)
Other receivables	(148,000)	-
Inventories	(865,000)	(162,000)
Prepaid expenses and other assets	11,000	5,000
Accounts payable	303,000	289,000
Accrued expenses	(14,000)	77,000
Accrued interest	(34,000)	72,000
Net cash used in operating activities	(1,923,000)	(684,000)

Investing activities
Purchase of property and equipment	(13,000)	(39,000)
Net cash used in investing activities	(13,000)	(39,000)

Financing activities
Proceeds from issuance of stock	5,000	6,000,000
Proceeds from note payable	-	568,000
Repayment of convertible notes	-	(840,000)
Net cash from financing activities	5,000	5,728,000

Net change in cash and restricted cash	(1,931,000)	5,005,000
Cash and restricted cash, beginning of period	5,675,000	1,959,000
Cash and restricted cash, end of period	$3,744,000	$6,964,000

Cash paid during the period for:
Cash paid for amounts included in the measurement of lease liabilities	$20,000	$38,000

Non-cash financing and investing activities:
Net carrying value of convertible notes and accrued interest extinguished through issuance of stock	$-	$467,000
Accrued interest paid in stock	$-	$151,000
Equipment included in accounts payable and accrued liability	$-	$26,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

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

Our financial instruments consist of cash, accounts receivable, accounts payable, advanced payments, restricted cash, as well as our PPP loan, convertible notes, and derivative liabilities which were settled in 2021. The carrying value of our financial instruments on June 30, 2022, December 31, 2021 and June 30, 2021 approximates their fair values, except for the derivative liability, which was carried at fair value prior to its extinguishment.

Restricted Cash

At June 30, 2022 and December 31, 2021, the Company had approximately $211,000 and $142,000, respectively, in restricted cash related to a co-packing agreement.

Accounts Receivable

As of December 31, 2021, the Company’s allowance for doubtful accounts was approximately $121,000. The Company did not have an allowance for doubtful accounts as of June 30, 2022. The allowance is estimated based on evaluation of collectability of outstanding accounts receivable. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Other Receivables

Other receivables consist of amounts due from vendors for materials acquired on their behalf for use in manufacturing the Company’s products.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains ownership of promised goods. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods, net of rebates and other marketing allowances. The Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and is generally stated on the approved sales order. Variable consideration, which typically includes rebates or discounts, are estimated utilizing the most likely amount method and amounts recorded as revenue and accounts receivable reflect such estimates at the time of shipment. Subsequent adjustments to estimates of variable consideration have not been material.

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

Shipping and Storage Costs

Shipping and handling costs are included in selling and marketing expenses. For the three months ending June 30, 2022 and 2021, shipping and handling costs totaled approximately $371,000 and $257,000, respectively. For the six months ending June 30, 2022 and 2021, shipping and handling costs totaled approximately $757,000 and $401,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $97,000 and $127,000, in research and development expenses for the three months ending June 30, 2022 and 2021, respectively. For the six months ending June 30, 2022 and 2021, research and development expense totaled approximately $66,000 and $138,000, respectively.

Loss Per Share

At June 30, 2022 and 2021 common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Reclassifications

Certain reclassifications have been made to the 2021 financial statements to conform to the 2022 presentation, including the presentation of selling and marketing expense apart from general and administrative expense in the condensed consolidated statement of operations, and the presentation of a reconciliation of the components of net cash used in operating activities as well as the inclusion of operating lease payments in operating activities in the condensed consolidated statement of cash flows.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$214,000	$105,000
Finished goods	1,356,000	600,000
Inventory, net	$1,570,000	$705,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
	2022	2021
Manufacturing and customer equipment	$3,814,000	$3,800,000
Other property	36,000	36,000
	3,850,000	3,836,000
Less: accumulated depreciation	(3,150,000)	(2,894,000)
	700,000	942,000
Equipment not yet placed in service	646,000	646,000
Property and equipment, net of depreciation	$1,346,000	$1,588,000

Depreciation expense related to these assets was approximately $110,000 and $130,000 for the three months ended June 30, 2022 and 2021, respectively, and $255,000 and $261,000 for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense in cost of revenue was approximately $10,000 and $12,000 for three months ended June 30, 2022 and 2021, respectively, and $10,000 and $18,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Upon debt extinguishment the Company’s derivative liability was revalued at approximately $25,000, resulting in a gain of approximately $16,000 for the six months ended June 30, 2021. The derivative value of $25,000 was included in the determining the loss on debt extinguishment.

Note 5. Commitments and Contingencies

The Company leases office space under a non-cancelable operating lease which expires on March 31, 2023. The Company’s periodic lease cost was approximately $20,000 for each of the three months ended June 30, 2022 and 2021, respectively, and $40,000 for each of the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, our right of use asset was approximately $53,000.

The following table presents the future operating lease payment as of June 30, 2022.

2022 (six months remaining)	$40,000
2023	20,000
Total lease payments	60,000
Less: imputed interest	(2,000)
Total lease liability	$58,000

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

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the six months ended June 30, 2021 and June 30, 2022:

Barfresh Food Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2020	11,471,797	$-	$53,224,000	$(50,900,000)	$2,324,000
Issuance of stock for capital raise	1,282,051	-	6,000,000	-	6,000,000
Conversion of debt and accrued interest	114,614	-	685,000	-	685,000
Interest paid in shares	19,377	-	151,000	-	151,000
Stock and options issued for services	4,579	-	75,000	-	75,000
Stock-based compensation	-	-	10,000	-	10,000
Net loss	-	-	-	(889,000)	(889,000)
Balance June 30, 2021	12,892,418	$-	$60,145,000	$(51,789,000)	$8,356,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2021	12,905,112	$-	$60,341,000	$(52,165,000)	$8,176,000
Issuance of stock for warrant exercise	986	-	5,000	-	5,000
Stock-based compensation	-	-	93,000	-	93,000
Stock and options issued for services	13,801	-	98,000	-	98,000
Net loss	-	-	-	(1,631,000)	(1,631,000)
Balance June 30, 2022	12,919,899	$-	$60,537,000	$(53,796,000)	$6,741,000

Warrants

During the six months ended June 30, 2022, 99,274 warrants at a weighted average exercise price of $8.97 per share expired, and 986 warrants at an exercise price of $5.07 per share were exercised for proceeds of approximately $5,000.

Equity Incentive Plan

The following is a summary of stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2021	625,016	$7.55	3.8
Issued	50,722	$6.00
Cancelled/expired	(13,080)	$4.92
Outstanding on June 30, 2022	662,658	$7.48	3.5

Exercisable, June 30, 2022	571,746	$7.77	2.9

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2022
Expected term (in years)	5.5 - 8
Weighted average expected volatility	84.8%
Weighted average risk-free interest rate	2.1%
Expected dividends	$-
Weighted average grant date fair value per share	$4.53

As of June 30, 2022, the Company has approximately $228,000 of unrecognized share-based compensation expense related to unvested options, which is expected to be recognized over the remaining weighted average period of 2.4 years.

The following is a summary of restricted stock award and restricted stock unit activity for the six months ended June 30, 2022:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	-	$-
Granted	41,554	$5.40
Forfeited	(1,754)	$5.06
Unvested at June 30, 2022	39,800	$5.41

As of June 30, 2022, the Company has approximately $175,000 of unrecognized share-based compensation expense related to restricted stock awards and restricted stock units, which is expected to be recognized over the remaining weighted average period of 2.4 years.

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of June 30, 2022, the estimated effective tax rate for the 2022 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2017 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three and six months ended June 30, 2022 and 2021, the Company did not incur any interest and penalties associated with tax positions. As of June 30, 2022, the Company did not have any significant unrecognized uncertain tax positions.

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

Results of Operations

Results of Operation for Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

Revenue and cost of revenue

Revenue increased by approximately $1,498,000 (115%) from approximately $1,301,000 in 2021 to approximately $2,799,000 in 2022. The overall revenue for the second quarter 2022 was higher due to growth in “Twist & Go”™ revenue and the gradual return of single serve demand.

Cost of revenue for 2022 was approximately $1,916,000 as compared to approximately $739,000 in 2021. Our gross profit was approximately $883,000 (32%) and $562,000 (43%) for 2022 and 2021, respectively. Gross margins decreased in the second quarter primarily due to product mix which includes “Twist & Go”™ at slightly lower product margins.

Selling and marketing expenses

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Three months ended June 30,	Three months ended June 30,
	2022	2021	Change	Percent
Sales and marketing	319,000	186,000	133,000	72%
Storage and outbound freight	371,000	257,000	114,000	44%
	690,000	443,000	247,000	56%

Sales and marketing expenses increased approximately $133,000 (72%) from approximately $186,000 in 2021 to $319,000 in 2022. The increase in sales and marketing expenses was primarily the result of the retention of new employees and outside service providers to assist with sales and initiatives, as well as participation in education nutrition trade shows in 2022.

Storage and outbound freight expense increased approximately $114,000 (44%) from approximately $257,000 in 2021 to $371,000 in 2022. The increase was primarily a result of the 115% increase in revenue, tempered by logistics efficiencies from the increased volume in core markets served.

General and administrative expenses

Our general and administrative expenses increased by 41%, or approximately $237,000, from approximately $575,000 in 2021 to approximately $813,000 in 2022, primarily driven by personnel, including non-cash stock-based compensation, and other general and administrative expenses. The following is a breakdown of our general and administrative expenses for the three months ended June 30, 2022, and 2021:

	Three months ended June 30,	Three months ended June 30,
	2022	2021	Change	Percent
Personnel costs	358,000	210,000	148,000	70%
Stock-based compensation	64,000	45,000	19,000	42%
Legal, professional and consulting fees	64,000	101,000	(37,000)	-37%
Director fees	62,000	73,000	(11,000)	-15%
Research and development	97,000	70,000	27,000	39%
Other general and administrative expenses	168,000	76,000	92,000	121%
	813,000	575,000	238,000	41%

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased by approximately $148,000 (70%) from approximately $210,000 to $358,000. The increase in personnel cost was partially offset by the decrease in consulting fees as we choose to hire permanent staff as the critical stages of the COVID-19 pandemic waned, rather than rely on consultants and temporary staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and restricted stock units and options granted to employees and non-employees. Stock based compensation for the three months ended June 30, 2022 was approximately $64,000 compared to $45,000 for the three months ended June 30, 2021 due to the aforementioned increase in staffing.

Research and development expenses increased approximately $27,000 (39%) from approximately $70,000 in 2021 to $96,000 in 2022. The increase is primarily due to material consumption and expiration, partially offset by a reduction in labor hours for our development consulting team.

Other expenses increased approximately $93,000 (122%) from approximately $76,000 in 2021 to $169,000 in 2022. In 2022, we incurred approximately $65,000 in one-time costs related to the uplist of our common stock to the NASDAQ Stock Market. Additionally, 2021 benefited from the results of vendor payables reconciliation resulting in the reduction of vendor liabilities.

Operating loss

We had operating losses of approximately $737,000 and $602,000 for the three-month periods ended June 30, 2022 and 2021, respectively. The increase of approximately $135,000 or 22%, was primarily due to the increase in operating expenses, partially offset by the increase in gross profit.

Other income and expense

Interest expense was approximately $69,000 and loss on debt extinguishment was approximately $194,000 for the three months ended June 30, 2021. Interest related to convertible debt that was converted and repaid in 2021. We did not incur any interest expense for the three months ended June 30, 2022. We also recognized gain of $568,000 from the forgiveness of our PPP loan in 2021

Net loss

We had net losses of approximately $737,000 and $297,000 in the three-month periods ended June 30, 2022 and 2021, respectively, with the primary change due to the $568,000 gain on the forgiveness of the PPP loan in 2021.

Results of Operation for Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

Revenue and cost of revenue

Revenue increased by approximately $3,009,000 (130%) from approximately $2,316,000 in 2021 to approximately $5,325,000 in 2022. The overall revenue for the six months ended June 30, 2022 was higher due to growth in “Twist & Go”™ revenue and the gradual return of single serve demand.

Cost of revenue for 2022 was approximately $3,678,000 as compared to approximately $1,405,000 in 2021. Our gross profit was approximately $1,647,000 (31%) and $911,000 (39%) for 2022 and 2021, respectively. Gross margins decreased in the six months ended June 30, 2022 primarily due to product mix which includes “Twist & Go”™ at slightly lower product margins.

Selling and marketing expenses

	Six months ended June 30,	Six months ended June 30,
	2022	2021	Change	Percent
Sales and marketing	565,000	355,000	210,000	59%
Storage and outbound freight	757,000	401,000	356,000	89%
	1,322,000	756,000	566,000	75%

Sales and marketing expenses increased approximately $210,000 (59%) from approximately $355,000 in 2021 to $565,000 in 2022. The increase in sales and marketing expenses was primarily the result of the retention of new employees and outside service providers to assist with sales initiatives, as well as participation in education nutrition trade shows in 2022.

Storage and outbound freight expense increased approximately $356,000 (89%) from approximately $401,000 in 2021 to $757,000 in 2022. The increase was primarily a result of the 130% increase in revenue, tempered by logistics efficiencies from the increased volume in core markets served.

General and administrative expenses

Our general and administrative expenses increased by 66%, or approximately $665,000, from approximately $1,013,000 in 2021 to approximately $1,677,000 in 2022, primarily driven by personnel, including non-cash stock-based compensation, shipping and storage and other general and administrative expenses. The following is a breakdown of our general and administrative expenses for the six months ended June 30, 2022, and 2021:

	Six months ended June 30,	Six months ended June 30,
	2022	2021	Change	Percent
Personnel costs	684,000	395,000	289,000	73%
Stock-based compensation	93,000	10,000	83,000	830%
Legal, professional and consulting fees	244,000	178,000	66,000	37%
Director fees	125,000	150,000	(25,000)	-17%
Research and development	127,000	138,000	(11,000)	-8%
Other general and administrative expenses	405,000	142,000	263,000	185%
	1,678,000	1,013,000	665,000	66%

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased by approximately $289,000 (73%) from approximately $395,000 to $684,000. The increase in personnel cost was partially offset by the decrease in consulting fees as we choose to hire permanent staff as the critical stages of the COVID-19 pandemic waned, rather than rely on consultants and temporary staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the six months ended June 30, 2022 was approximately $93,000 compared to $10,000 for the six months ended June 30, 2021 due to the aforementioned increase in staffing coupled with the departure of two key employees and the forfeiture of their unvested options in 2021.

Legal, professional, and consulting fees increased approximately $66,000 (37%) from approximately $178,000 in 2021 to $244,000 in 2022. The increase was primarily due to corporate development activities.

Research and development expenses decreased approximately $11,000 (8%) from approximately $138,000 in 2021 to $127,000 in 2022. The reduction is primarily due to a reduction in labor hours for our development consulting team.

Other expenses increased approximately $263,000 (185%) from approximately $142,000 in 2021 to $405,000 in 2022. In 2022, we incurred approximately $168,000 in one-time costs related to the uplist of our common stock to the NASDAQ Stock Market. Additionally, 2021 benefited from the results of vendor payables reconciliation resulting in the reduction of vendor liabilities.

Operating loss

We had operating losses of approximately $1,631,000 and $1,151,000 for the six-month periods ended June 30, 2022 and 2021, respectively. The increase of approximately $480,000 or 42%, was primarily due to the increase in operating expenses, partially offset by the increase in gross profit.

Other income and expense

The change in the value of the derivative liability is based upon the Black-Scholes model from one period to another. The gain of approximately $16,000 for the six months ended June 30, 2021 was a result of the change in components of the Black-Scholes model. The derivative liability was settled upon conversion and repayment of the convertible notes in the second quarter of 2021.

Interest expense was approximately $128,000 for the six months ended June 30, 2021. Interest related to convertible debt that was converted and repaid in 2021. We did not incur any interest expense for the six months ended June 30, 2022.

Net loss

We had net losses of approximately $1,631,000 and $889,000 in the six-month periods ended June 30, 2022 and 2021, respectively, with the primary change due to the $568,000 gain on forgiveness of the PPP loan in 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had working capital of approximately $4,996,000 as compared with approximately $6,172,000 at December 31, 2021. The decrease in working capital surplus is primarily due to operating loss for the six months ended June 30, 2022.

During the six months ended June 30, 2022, we used cash of approximately $1,923,000 in operations, and $13,000 for the purchase of equipment, partially offset by $5,000 from the issuance of stock pursuant to an outstanding warrant.

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

We have entered into a direct lease for premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum lease payments under the non-cancellable direct lease as of June 30, 2022 are approximately $60,000.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures are not effective.

Management has identified the following material weaknesses in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment. The control environment is impacted due to the company’s inadequate segregation of duties.

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we have hired additional personnel and are reassigning control responsibilities in conjunction with the implementation of a new enterprise resource planning system. We believe that we are taking the steps necessary to ensure that we are able to properly implement internal control procedures.

Since the assessment of the effectiveness of our internal control over financial reporting did identify material weaknesses, management considers its internal control over financial reporting to be ineffective.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BARFRESH FOOD GROUP INC.

Date: July 28, 2022	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2022	By:	/s/ Lisa Roger
Chief Financial Officer (Principal Financial Officer)

