Form 10-Q
period 2022-09-30
BARFRESH FOOD GROUP INC.
filed 2022-11-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number: 001-41228

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,934,741 shares as of November 7, 2022.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$2,837,000	$5,533,000
Restricted cash	211,000	142,000
Trade accounts receivable, net	1,142,000	1,223,000
Other receivables	77,000	-
Inventory, net	602,000	705,000
Prepaid expenses and other current assets	137,000	64,000
Total current assets	5,006,000	7,667,000
Property, plant and equipment, net of depreciation	1,241,000	1,588,000
Operating lease right-of-use assets, net	36,000	87,000
Intangible assets, net of amortization	323,000	370,000
Deposits	7,000	7,000
Total assets	$6,613,000	$9,719,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,802,000	$974,000
Accrued expenses	315,000	228,000
Accrued payroll and employee related	231,000	212,000
Lease liability	39,000	81,000
Total current liabilities	2,387,000	1,495,000
Long term liabilities:
Accrued interest	-	34,000
Lease liability	-	14,000
Total liabilities	2,387,000	1,543,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 12,934,741 and 12,905,112 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Additional paid in capital	60,730,000	60,341,000
Accumulated deficit	(56,504,000)	(52,165,000)
Total stockholders’ equity	4,226,000	8,176,000
Total liabilities and stockholders’ equity	$6,613,000	$9,719,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue	$2,406,000	$1,930,000	$7,731,000	$4,246,000
Cost of revenue	3,129,000	1,209,000	6,807,000	2,614,000
Gross profit	(723,000)	721,000	924,000	1,632,000

Operating expenses:
Selling, marketing and distribution	815,000	480,000	2,137,000	1,236,000
General and administrative	1,058,000	586,000	2,736,000	1,598,000
Depreciation and amortization	112,000	163,000	390,000	456,000
Total operating expenses	1,985,000	1,229,000	5,263,000	3,290,000

Operating loss	(2,708,000)	(508,000)	(4,339,000)	(1,658,000)

Other (income)/expenses
Gain from derivative liability	-	-	-	(16,000)
Gain from debt extinguishment - Paycheck Protection Program	-	-	-	(568,000)
Loss on debt extinguishment	-	-	-	194,000
Interest	-	-	-	128,000
Total other expense	-	-	-	(262,000)

Net loss	$(2,708,000)	$(508,000)	$(4,339,000)	$(1,396,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	12,931,000	12,892,000	12,920,000	12,143,000
Net loss per share	$(0.21)	$(0.04)	$(0.34)	$(0.11)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	2022	2021
Net loss	$(4,339,000)	$(1,396,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	407,000	370,000
Stock-based compensation	211,000	52,000
Stock and options issued for services	173,000	75,000
Interest expense related to debt discount	-	56,000
Gain on debt extinguishment - Paycheck Protection Program	-	(568,000)
Gain on derivative	-	(16,000)
Loss on debt extinguishment	-	194,000
Changes in assets and liabilities
Accounts receivable	81,000	(757,000)
Other receivables	(77,000)	-
Inventories	103,000	(308,000)
Prepaid expenses and other assets	(78,000)	(30,000)
Accounts payable	828,000	1,064,000
Accrued expenses	106,000	46,000
Accrued interest	(34,000)	72,000
Net cash used in operating activities	(2,619,000)	(1,146,000)

Investing activities
Purchase of property and equipment	(13,000)	(137,000)
Net cash used in investing activities	(13,000)	(137,000)

Financing activities
Proceeds from issuance of stock	5,000	6,000,000
Proceeds from note payable	-	568,000
Repayment of convertible notes	-	(840,000)
Net cash from financing activities	5,000	5,728,000

Net change in cash and restricted cash	(2,627,000)	4,445,000
Cash and restricted cash, beginning of period	5,675,000	1,959,000
Cash and restricted cash, end of period	$3,048,000	$6,404,000

Cash paid during the period for:
Amounts included in the measurement of lease liabilities	$60,000	$48,000

Non-cash financing and investing activities:
Net carrying value of convertible notes and accrued interest extinguished through issuance of stock	$-	$467,000
Accrued interest paid in stock	$-	$151,000
Equipment included in accounts payable and accrued liability	$-	$85,000
Extinguishment of derivative liability	$-	$25,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

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

Recent Business Developments

The Company’s products are produced to its specifications through several co-manufacturers. One of the Company’s co-manufacturers has provided approximately 58% of the Company’s products in the nine months ended September 30, 2022 under a Supply Agreement that expires in September 2025.

Over the course of 2022, the Company has experienced quality issues with the case packaging utilized by the co-manufacturer. In July of 2022, the Company began receiving customer complaints about the texture of the Company’s smoothie products produced by the same co-manufacturer. In response, subsequent to September 30, 2022, the Company has withdrawn product from the market and destroyed on-hand inventory. The results for the third quarter of 2022 reflect the estimated accounting impact of such actions, including $630,000 in refund and administrative fees due to customers and $932,000 to dispose of unsaleable inventory.

The Company has been attempting to informally resolve the issues. However, on November 4, 2022, in response to a formal proposal of alternate resolutions, the Company received notification from its co-manufacturer that it was denying any responsibility for the defective manufacture of the product. In response, on November 10, 2022, the Company filed a complaint in the United States District Court for the Central District of California, Western Division, claiming that the co-manufacturer has not met its obligations under the Agreement, and seeking economic damages. Due to the uncertainties of litigation, the Company is not able to predict either the outcome or a range of reasonably possible recoveries that could result from its legal action against the co-manufacturer, and no gain contingencies have been recorded. The Company anticipates that the disruption in its supply resulting from the dispute will adversely impact its results of operations and cash flow until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results may differ from these estimates.

Vendor Concentrations

The Company is exposed to supply risk as a result of concentrations in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s contract manufacturers as a percent of all finished goods purchased were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Manufacturer A	54%	31%	58%	42%
Manufacturer B	31%	32%	28%	36%
Manufacturer C	9%	30%	8%	15%
Manufacturer D	6%	7%	6%	7%
	100%	100%	100%	100%

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

Our financial instruments consist of cash, accounts receivable, accounts payable, advanced payments, restricted cash, as well as our Paycheck Protection Program (“PPP”) loan, convertible notes, and derivative liabilities which were settled in 2021. The carrying value of our financial instruments on September 30, 2022, December 31, 2021 and September 30, 2021 approximates their fair values, except for the derivative liability, which was carried at fair value prior to its extinguishment.

Restricted Cash

At September 30, 2022 and December 31, 2021, the Company had approximately $211,000 and $142,000, respectively, in restricted cash related to a co-packing agreement.

Accounts Receivable

As of December 31, 2021, the Company’s allowance for doubtful accounts was approximately $121,000. The Company did not have an allowance for doubtful accounts as of September 30, 2022. The allowance is estimated based on evaluation of collectability of outstanding accounts receivable. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

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

5)	Recognize Revenue when or as the Company satisfies a performance obligation

The Company recognizes revenue from the sale of frozen beverages when title and risk of loss passes and the customer accepts the goods, which generally occurs at the time of delivery to a customer warehouse. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfilment costs and presented in distribution, selling and administrative costs.

Payments that are received before performance obligations are recorded are shown as current liabilities.

The Company evaluated the requirement to disaggregate revenue and concluded that substantially all of its revenue comes from smoothie beverages.

Storage and Shipping Costs

Storage and outbound freight costs are included in selling and marketing expense. For the three months ending September 30, 2022 and 2021, storage and outbound freight totaled approximately $450,000 and $316,000, respectively. For the nine months ending September 30, 2022 and 2021, storage and outbound freight costs totaled approximately $1,208,000 and $717,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $220,000 and $34,000, in research and development expense for the three months ending September 30, 2022 and 2021, respectively. For the nine months ending September 30, 2022 and 2021, research and development expense totaled approximately $347,000 and $173,000, respectively.

Loss Per Share

At September 30, 2022 and 2021 common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

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

Note 2. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$40,000	$105,000
Finished goods	562,000	600,000
Inventory, net	$602,000	$705,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	September 30,	December 31,
	2022	2021
Manufacturing and customer equipment	$3,815,000	$3,800,000
Other property	36,000	36,000
	3,851,000	3,836,000
Less: accumulated depreciation	(3,256,000)	(2,894,000)
	595,000	942,000
Equipment not yet placed in service	646,000	646,000
Property and equipment, net of depreciation	$1,241,000	$1,588,000

Depreciation expense related to these assets was approximately $105,000 and $147,000 for the three months ended September 30, 2022 and 2021, respectively, and $360,000 and $407,000 for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense in cost of revenue was approximately $10,000 and $18,000 for the nine months ended September 30, 2022 and 2021, respectively. There was no depreciation expense included in cost of revenue for the three months ended September 30, 2022 or 2021.

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

Upon debt extinguishment the Company’s derivative liability was revalued at approximately $25,000, resulting in a gain of approximately $16,000 for the nine months ended September 30, 2021. The derivative value of $25,000 was included in the determining the loss on debt extinguishment.

Note 5. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expires on March 31, 2023. The Company’s periodic lease cost was approximately $20,000 for each of the three months ended September 30, 2022 and 2021, respectively, and $60,000 for each of the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, our right of use asset was approximately $36,000.

The following table presents the future operating lease payment as of September 30, 2022:

2022 (three months remaining)	$20,000
2023	20,000
Total lease payments	40,000
Less: imputed interest	(1,000)
Total lease liability	$39,000

Legal Proceedings

As described in Note 1, the Company has filed a lawsuit against its co-manufacturer, Schreiber Foods, Inc., the outcome of which cannot be predicted at this time.

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

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the nine months ended September 30, 2021 and September 30, 2022:

Barfresh Food Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2020	11,471,797	$-	$53,224,000	$(50,900,000)	$2,324,000
Issuance of stock for capital raise	1,282,051	-	6,000,000	-	6,000,000
Conversion of debt and accrued interest	114,614	-	685,000	-	685,000
Interest paid in shares	19,377	-	151,000	-	151,000
Issuance of stock for services	4,579	-	75,000	-	75,000
Equity based compensation	-	-	52,000	-	52,000
Net loss	-	-	-	(1,396,000)	(1,396,000)
Balance September 30, 2021	12,892,418	$-	$60,187,000	$(52,296,000)	$7,891,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2021	12,905,112	$-	$60,341,000	$(52,165,000)	$8,176,000
Shares issued for warrant exercise	986	-	5,000	-	5,000
Equity based compensation	5,000	-	211,000	-	211,000
Issuance of stock for services	23,643	-	173,000	-	173,000
Net loss	-	-	-	(4,339,000)	(4,339,000)
Balance September 30, 2022	12,934,741	$-	$60,730,000	$(56,504,000)	$4,226,000

Warrants

During the nine months ended September 30, 2022, 102,852 warrants at a weighted average exercise price of $8.82 per share expired, and 986 warrants at an exercise price of $5.07 per share were exercised for proceeds of approximately $5,000.

Equity Incentive Plan

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2021	625,016	$7.55	3.8
Issued	56,980	$5.90
Cancelled/expired	(17,644)	$5.08
Outstanding on September 30, 2022	664,352	$7.38	3.2

Exercisable, September 30, 2022	577,242	$7.64	2.7

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2022
Expected term (in years)	5.5 - 8
Weighted average expected volatility	84.8%
Weighted average risk-free interest rate	2.1%
Expected dividends	$-
Weighted average grant date fair value per share	$4.53

As of September 30, 2022, the Company has approximately $180,000 of unrecognized share-based compensation expense related to unvested options, which is expected to be recognized over the remaining weighted average period of 2.2 years.

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the nine months ended September 30, 2022:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	-	$-
Granted	41,554	$5.27
Forfeited	(4,631)	$5.38
Unvested at September 30, 2022	36,923	$5.25

As of September 30, 2022, the Company has approximately $104,000 of unrecognized share-based compensation expense related to restricted stock awards and restricted stock units, which is expected to be recognized over the remaining weighted average period of 2.1 years.

Performance Stock Units

During the nine months ended September 30, 2022, the Company issued performance share units (“PSUs”) that represent shares potentially issuable in the future. Issuance is based upon Company and individual performance over the remainder of 2022. The PSUs vest only upon the achievement of the applicable performance goals and depending on the particular grantee and achievement on the performance goals, the grantee may earn between 0% and 200% of the target PSUs. The fair value of PSUs is calculated based on the stock price on the date of grant.

The following table summarizes the activity for the Company’s unvested PSUs for the nine months ended September 30, 2022:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	-	$-
Granted	123,512	$4.50
Forfeited	(1,889)	$4.50
Unvested at September 30, 2022	121,623	$4.50

The stock-based compensation expense recognized each period is dependent upon the Company’s estimate of the number of shares that will ultimately vest based on the achievement of certain performance conditions. Future stock-based compensation for unvested performance-based awards could reach a maximum of $547,000, in 2022 assuming achievement at the maximum level.

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of September 30, 2022, the estimated effective tax rate for the 2022 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2017 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three and nine months ended September 30, 2022 and 2021, the Company did not incur any interest and penalties associated with tax positions. As of September 30, 2022, the Company did not have any significant unrecognized uncertain tax positions.

Note 8. Liquidity

During the nine months ended September 30, 2022 and 2021, the Company used cash for operations of $2,619,000 and $1,146,000, respectively. The Company has a history of operating losses and negative cash flow, which were expected to improve with growth, offset by working capital required to achieve such growth. As described more fully in Note 1, our litigation against co-manufacturer has resulted in uncertainty around our ability to procure product, which in turn may inhibit our ability to achieve positive cash flow. Additionally, management has considered that litigation is costly and will require the outlay of cash. However as of September 30, 2022, we have $3,048,000 of cash and restricted cash and even though we have identified certain indicators, these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern.  However, the Company cannot predict, with certainty, the outcome of its potential actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

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

Results of Operations

Results of Operation for Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Revenue and cost of revenue

Revenue increased by approximately $476,000 (25%) from approximately $1,930,000 in 2021 to approximately $2,406,000 in 2022. The overall revenue for the third quarter 2022 was higher due to growth in “Twist & Go”™ revenue and the gradual return of single serve demand. Revenue in the third quarter of 2022 was adversely impacted by a withdrawal of “Twist & Go”™ product manufactured by one of its co-manufacturers. The withdrawal resulted from quality complaints that are the subject of a legal dispute that is more fully described in the footnotes of the accompanying financial statements. As a result of the withdrawal, we recorded a reserve for anticipated sales claims and distributor administrative fees of $630,000. The Company anticipates that its revenues will be adversely impacted as a result of the dispute unless and until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

Cost of revenue for 2022 was approximately $3,129,000 as compared to approximately $1,209,000 in 2021. Cost of revenue in the third quarter of 2022 was adversely impacted by the anticipated disposal of withdrawn inventory, amounting to $932,000 including ancillary costs. Our gross profit was approximately ($723,000) (-30%) and $721,000 (37%) for 2022 and 2021, respectively. Excluding the impact of the product withdrawal on both revenue and cost of revenue, our gross profit in the third quarter was $839,000 (28%). The decrease in the third quarter is primarily due to product mix which includes a higher proportion of “Twist & Go”™ at slightly lower product margins.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Three months ended September 30,	Three months ended September 30,
	2022	2021	Change	Percent
Sales and marketing	$365,000	$164,000	$201,000	123%
Storage and outbound freight	450,000	316,000	134,000	42%
	$815,000	$480,000	$335,000	70%

Sales and marketing expense increased approximately $201,000 (123%) from approximately $164,000 in 2021 to $365,000 in 2022. The increase in sales and marketing expense was primarily the result of the retention of new employees and outside service providers to assist with sales and initiatives, including, beginning in the third quarter of 2022, brokers specializing in the school market. Additionally, the Company increased its participation in education nutrition trade shows in 2022.

Storage and outbound freight expense increased approximately $134,000 (42%) from approximately $316,000 in 2021 to $450,000 in 2022. The increase was primarily a result of the 25% increase in revenue and the additional shipments that were ultimately not recognized as revenue due to the aforementioned product withdrawal.

General and administrative expense

Our general and administrative expense increased by 81%, or approximately $472,000, from approximately $586,000 in 2021 to approximately $1,058,000 in 2022, primarily driven by research and development, personnel, including non-cash stock-based compensation, and other general and administrative expense. The following is a breakdown of our general and administrative expense for the three months ended September 30, 2022, and 2021:

	Three months ended September 30,	Three months ended September 30,
	2022	2021	Change	Percent
Personnel costs	$352,000	$244,000	$108,000	44%
Stock-based compensation	118,000	42,000	76,000	181%
Legal, professional and consulting fees	98,000	67,000	31,000	46%
Director fees	62,000	50,000	12,000	24%
Research and development	220,000	34,000	186,000	547%
Other general and administrative expenses	208,000	149,000	59,000	40%
	$1,058,000	$586,000	$472,000	81%

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased by approximately $108,000 (44%) from approximately $244,000 to $352,000. The increase in personnel cost was partially offset by the decrease in consulting fees as we choose to hire permanent staff as the critical stages of the COVID-19 pandemic waned, rather than rely on consultants and temporary staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and restricted stock units and options granted to employees and non-employees. Stock based compensation for the three months ended September 30, 2022 was approximately $118,000 compared to $42,000 for the three months ended September 30, 2021 due to the aforementioned increase in staffing as well as the implementation of a performance-based stock compensation program.

Research and development expense increased approximately $186,000 (547%) from approximately $34,000 in 2021 to $220,000 in 2022. The increase is primarily due to materials consumed in pre-production runs at a new co-manufacturer that will provide our Twist & Go™ product in carton format starting in the fourth quarter of 2022.

Other expense increased approximately $59,000 (40%) from approximately $149,000 in 2021 to $208,000 in 2022, primarily related to an increase in maintenance costs on equipment loaned to our bulk product customers, costs related to our annual meeting, and approximately $8,000 in one-time costs related to the uplist of our common stock to the NASDAQ Stock Market.

Operating loss and net loss

We had operating and net losses of approximately $2,708,000 and $508,000 for the three-month periods ended September 30, 2022 and 2021, respectively. The increase of approximately $2,200,000 or 433%, was primarily due to $1,785,000 in charges related to the aforementioned product quality issue and withdrawal.

Results of Operation for Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

Revenue and cost of revenue

Revenue increased by approximately $3,485,000 (82%) from approximately $4,246,000 in 2021 to approximately $7,731,000 in 2022. The overall revenue for the nine months ended September 30, 2022 was higher due to growth in “Twist & Go”™ revenue and the gradual return of single serve demand. Revenue in the third quarter of 2022 was adversely impacted by a withdrawal of “Twist & Go”™ product manufactured by one of its co-manufacturers. The withdrawal resulted from quality complaints that are the subject of a legal dispute that is more fully described in the footnotes of the accompanying financial statements. As a result of the withdrawal, we recorded a reserve for anticipated sales claims and distributor administrative fees of $630,000. The Company anticipates that its revenues will be adversely impacted as a result of the dispute unless and until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

Cost of revenue for 2022 was approximately $6,807,000 as compared to approximately $2,614,000 in 2021. Cost of revenue in the third quarter of 2022 was adversely impacted by the anticipated disposal of withdrawn inventory, amounting to $932,000 including ancillary costs. Our gross profit was approximately $924,000 (12%) and $1,632,000 (38%) for 2022 and 2021, respectively. Excluding the impact of the product withdrawal on both revenue and cost of revenue, our gross profit in the nine months ended September 30, 2022 was $2,486,000 (30%). Gross margins decreased in the nine months ended September 30, 2022 primarily due to product mix which includes “Twist & Go”™ at slightly lower product margins.

Selling, marketing and distribution expense

	Nine months ended September 30,	Nine months ended September 30,
	2022	2021	Change	Percent
Sales and marketing	$929,000	$519,000	$410,000	79%
Storage and outbound freight	1,208,000	717,000	491,000	68%
	$2,137,000	$1,236,000	$901,000	73%

Sales and marketing expense increased approximately $410,000 (79%) from approximately $519,000 in 2021 to $929,000 in 2022. The increase in sales and marketing expense was primarily the result of the retention of new employees and outside service providers to assist with sales and initiatives, including, beginning in the third quarter of 2022, brokers specializing in the school market. Additionally, the Company increased its participation in education nutrition trade shows in 2022.

Storage and outbound freight expense increased approximately $491,000 (68%) from approximately $717,000 in 2021 to $1,208,000 in 2022. The increase was primarily a result of the 82% increase in revenue, tempered by logistics efficiencies from the increased volume in core markets served.

General and administrative expense

Our general and administrative expense increased by 71%, or approximately $1,138,000, from approximately $1,598,000 in 2021 to approximately $2,736,000 in 2022, primarily driven by personnel, including non-cash stock-based compensation, other general and administrative expense, and research and development. The following is a breakdown of our general and administrative expense for the nine months ended September 30, 2022, and 2021:

	Nine months ended September 30,	Nine months ended September 30,
	2022	2021	Change	Percent
Personnel costs	$1,036,000	$637,000	$399,000	63%
Stock-based compensation	211,000	52,000	159,000	306%
Legal, professional and consulting fees	342,000	244,000	98,000	40%
Director fees	187,000	200,000	(13,000)	-7%
Research and development	347,000	173,000	174,000	101%
Other general and administrative expenses	613,000	292,000	321,000	110%
	$2,736,000	$1,598,000	$1,138,000	71%

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased by approximately $399,000 (63%) from approximately $637,000 to $1,036,000. The increase in personnel cost was partially offset by the decrease in consulting fees as we choose to hire permanent staff as the critical stages of the COVID-19 pandemic waned, rather than rely on consultants and temporary staff.

Stock based compensation is used as an incentive to attract new employees and to compensate existing employees. Stock based compensation includes stock issued and options granted to employees and non-employees. Stock based compensation for the nine months ended September 30, 2022 was approximately $211,000 compared to $52,000 for the nine months ended September 30, 2021 due to the aforementioned increase in staffing, and the institution of our performance-based stock compensation program in the third quarter of 2022. Stock-based compensation in 2021 benefited from forfeiture credits due to the departure of two key employees.

Legal, professional, and consulting fees increased approximately $98,000 (40%) from approximately $244,000 in 2021 to $342,000 in 2022. The increase was primarily due to corporate development activities.

Research and development expense increased approximately $174,000 (101%) from approximately $173,000 in 2021 to $347,000 in 2022. The increase is primarily due to materials consumed in pre-production runs at a new co-manufacturer that will provide our Twist & Go™ product in carton format starting in the fourth quarter of 2022.

Other expense increased approximately $321,000 (110%) from approximately $292,000 in 2021 to $613,000 in 2022. In 2022, we incurred approximately $175,000 in one-time costs related to the uplist of our common stock to the NASDAQ Stock Market. Additionally, we experienced maintenance cost increases related to equipment loaned to our bulk product customers, and an increase in annual meeting costs.

Operating loss

We had operating losses of approximately $4,339,000 and $1,658,000 for the nine-month periods ended September 30, 2022 and 2021, respectively. The increase of approximately $2,681,000 or 162%, was primarily due to $1,785,000 in charges related to the aforementioned product quality issue and withdrawal and increases in operating expense.

Other income and expense

The change in the value of the derivative liability is based upon the Black-Scholes model from one period to another. The gain of approximately $16,000 for the nine months ended September 30, 2021 was a result of the change in components of the Black-Scholes model. The derivative liability was settled upon conversion and repayment of the convertible notes in the second quarter of 2021, which resulted in an extinguishment loss of $194,000.

We recorded a gain on extinguishment of covid-19 related Paycheck Protection Program (“PPP”) loan of $568,000 in the nine months ended September 30, 2021.

Interest expense was approximately $128,000 for the nine months ended September 30, 2021. Interest related to convertible debt that was converted and repaid in 2021. We did not incur any interest expense for the nine months ended September 30, 2022.

Net loss

We had net losses of approximately $4,339,000 and $1,396,000 in the nine-month periods ended September 30, 2022 and 2021, respectively, with the primary change due to the $568,000 gain on forgiveness of the PPP loan in 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had working capital of approximately $2,619,000 as compared with approximately $6,172,000 at December 31, 2021. The decrease in working capital surplus is primarily due to operating loss for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we used cash of approximately $2,619,000 in operations, and $13,000 for the purchase of equipment, partially offset by $5,000 from the issuance of stock pursuant to an outstanding warrant.

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expense, and to continue to control fixed overhead expense.

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

We have entered into a direct lease for premises covering the period April 1, 2019 to March 31, 2023. The aggregate minimum lease payments under the non-cancellable direct lease as of September 30, 2022 are approximately $40,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expense, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required because we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures are not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

As more fully disclosed in Note 1, Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies - Recent Business Developments the Company filed suit against Schreiber Foods, Inc. regarding a disputed product quality issue.

We may be subject to ordinary legal proceedings incidental to our business from time to time that are not required to be disclosed under this Item 1.

Item 1A. Risk Factors.

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2022, the Company issued 9,842 shares of common stock for services valued at $50,000. The Company relied upon the exemption from registration contained in Rule 506(b) and Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of persons, (ii) each offer was made through direct communication with the offerees by the Company, (iii) each of the offerees, which included an officer and two directors of the Company, had the requisite sophistication and financial ability to bear risks of investing in the Company’s common stock, (iv) the Company provided disclosure to the offerees, and (v) there was no general solicitation and no commission or remuneration was paid in connection with the offers.

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

BARFRESH FOOD GROUP INC.

Date: November 14, 2022	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Lisa Roger
Chief Financial Officer (Principal Financial Officer)

