Form 10-K
period 2022-12-31
BARFRESH FOOD GROUP INC.
filed 2023-03-02
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2022 was $27,160,839

As of February 24, 2023, there were 12,971,330 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of December 31, 2022. Other items incorporated by reference are listed in the Exhibit Index of this Annual Report on Form 10-K.

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

Products

Products are packaged in three distinct formats.

The Company’s ready-to-drink smoothie, “Twist & Go”™, has initially been focused towards the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program and Smart Snacks in Schools Program. This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in three different flavors: strawberry banana, peach and mango pineapple. The product was originally launched in a bottled packaging format. The Company introduced Twist & Go™ cartons in 2022. Twist & Go™ contains no added sugars, preservatives, artificial flavors or colors. At only 125 -130 calories and with 5 grams of protein, it makes the perfect start to any day or on-the-go snack.

The Company’s bulk “Easy Pour” format, which contains all the ingredients necessary to make the beverage, is packaged in gallon containers in a concentrated formula that is mixed in beverage dispensing equipment 1:1 with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format, WHIRLZ 100% Juice Concentrate, that is specifically targeted for the aforementioned USDA national school meal programs. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces and is currently in contract with and selling its bulk Easy Pour products into over one hundred military bases in the United States and abroad.

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

Distribution

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors.

On October 26, 2015, Barfresh signed a five-year agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present Barfresh’s line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. In February 2023, Barfresh terminated the agreement. Such termination is not anticipated to have a significant impact on sales.

Manufacturing

Barfresh utilizes contract manufacturers to manufacture all of its products in the United States.

Research and Development

The Company incurred approximately $382,000 and $245,000, in research and development expenses for the years ended December 31, 2022 and 2021, respectively. The increase in Research and Development expenses was primarily attributable to the launch of the Company’s Twist & Go™ cartons, as well as costs incurred to investigate the quality issues experienced with the Manufacturer, more fully described in Item 7,

Competition

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

Environmental Laws

The Company does not believe that it is subject to any environmental laws, either state or federal. Compliance with any laws concerning manufacturing is the responsibility of the contract manufacturer.

Employees

As of March 1, 2023, the Company has 13 employees and 3 consultants.

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

Issues with a manufacturer have resulted in a significant loss for 2022, as well as other negative impacts.

As described more fully in Item 7, we experienced product quality issues with a contract manufacturer (the “Manufacturer”) that provided approximately 52% and 42% of our products in the years ended December 31, 2022 and 2021. Complaints from customers led us to withdraw product from the market and destroy existing inventory. The results for 2022 reflect the estimated accounting impact of these actions, including $493,000 in refunds and administrative fees due to customers and $932,000 to dispose of unsaleable inventory.

In addition to the accounting impact, we must obtain suitable replacement contract manufacturers and regain the confidence of our customers and investing public, all while seeking a resolution with the Manufacturer. These tasks require substantial amounts of personnel and capital resources. As of the filing of this report, we are unable to predict the impact on our results for the 2023 fiscal year.

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

Our experience with the Manufacturer demonstrates how our reliance on a limited number of manufacturers and suppliers further increases this risk. Most of our suppliers and manufacturers produce similar products for other companies, and our products may represent a small portion of their businesses. Further, it takes a newly engaged manufacturer typically up to nine months of retrofitting/ preparation before it can begin producing our products. We have contracts in place to produce sufficient units to meet projected demand; however, if one of our manufacturers fails to perform, we would be faced with a significant interruption in our supply chain. If one of our manufacturers or suppliers fails to perform or deliver products, for any reason, our sales and results of operations could be adversely affected. Furthermore, if we are unable to meet our customers’ demands due to a disruption in our supply chain, we may lose that customer which could adversely affect our business, financial condition and results of operations.

Our dependence on independent contract manufacturers could make management of our manufacturing and distribution efforts inefficient or unprofitable.

We are expected to arrange for our contract manufacturing needs sufficiently in advance of anticipated requirements, which is customary in the contract manufacturing industry for comparably sized companies. Based on the cost structure and forecasted demand for the particular geographic area where our contract manufacturers are located, we continually evaluate which of our contract manufacturers to use. To the extent demand for our products exceeds available inventory or the production capacity of our contract manufacturing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product inventory than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract manufacturing requirements and our inventory levels may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts. At present, we must replace the Manufacturer with one or more new contract manufacturers and/or arrange for increased production from our existing contract manufacturers, all of which require several months to implement.

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

Packaging costs such as paper and aluminum cans have experienced industry wide price increases in the past and there is always the risk that the Company’s contract manufacturers increase their toll rates based on increases in their fixed and variable costs. If the Company is unable to pass on these costs, the gross margin will be significantly impacted.

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

While the litigation with the Manufacturer has been voluntarily moved from the court system, there is no assurance that we will be able to reach a suitable resolution with the Manufacturer and not be forced to refile our case with the court.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2022.

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

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced , including adding appropriate staffing and implementing an improved information system. Remediation is being overseen by the audit committee. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock and we could fail to meet our financial reporting obligations.

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

Our future success heavily depends on the continued service of our senior management and other key employees. If one or more of our senior executives is unable or unwilling to continue to work for us in his or her present position, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating a replacement into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy.

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

Our board of directors controls the majority of the outstanding shares of voting stock.

At present, members of our board of directors and/or their affiliated entities control over 60% of the outstanding shares of voting stock, and therefore have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010. Beginning in April 2019, we leased this office space pursuant to a direct lease for approximately $80,000 annually through March 31, 2023. The Company extended its lease through June 2023 while management evaluates options for renewal or relocation.

Item 3. Legal Proceedings.

Other than as disclosed below, neither the Company nor its subsidiaries are party to or have property that is the subject of any material pending legal proceedings. We may be subject to ordinary legal proceedings incidental to our business from time to time that are not required to be disclosed under this Item 3.

On November 10, 2022, we filed a complaint in the United States District Court for the Central District of California, Western Division, against Schreiber Foods, Inc. claiming a breach of the supply agreement and seeking economic damages. On January 20, 2023, the Company filed a voluntary dismissal of the complaint which allows the parties to reach a potential resolution outside of the court system. Further information is included in Item 7 and Notes 1 and 9 of our financial statements.

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

	Bid Quotation
Financial Quarter Ended	High ($)	Low ($)

December 31, 2022	3.09	1.00
September 30, 2022	5.89	2.62
June 30, 2022	7.64	4.67
March 31, 2022	8.00	3.86
December 31, 2021	7.15	3.12
September 30, 2021	8.45	4.68
June 30, 2021	8.45	4.96
March 31, 2021	7.15	3.90

Holders

On February 24, 2023, there were 12,971,330 shares of our common stock outstanding. Our shares of common stock are held by 82 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

During the fourth quarter of 2022, there were no sales of unregistered securities.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the period covered by this report.

Securities Authorized for Issuance Under Equity Compensation Plans

For equity compensation plan information, refer to Item 12. Security Ownership of Certain Beneficial Owners and Related Stockholder Matters of this Annual Report on Form 10-K.

Transfer Agent

Our transfer agent, Securities Transfer Corporation, is located at 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, and its telephone number is (469) 633-0101.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal years ended December 31, 2022 and 2021. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

Overview

The Company’s products are packaged in three distinct formats.

The Company’s ready-to-drink smoothie, Twist & Go™, has initially been focused towards the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program and Smart Snacks in Schools Program. This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in three different flavors: strawberry banana, peach and mango pineapple. “Twist & Go”™ contains no added sugars, preservatives, artificial flavors or colors. At only 125 -130 calories and with 5 grams of protein, it makes the perfect start to any day or on-the-go snack.

The Company’s bulk “Easy Pour” format, which contains all the ingredients necessary to make the beverage, is packaged in gallon containers in a concentrated formula that is mixed 1:1 with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the aforementioned USDA national school meal programs. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces and is currently in contract with and selling its bulk Easy Pour products into over one hundred military bases in the United States and abroad.

The Company’s single-serve format features portion controlled and ready-to-blend beverage ingredient packs or “beverage packs”. The beverage packs contain all the ingredients necessary to make the beverage, including the base (either sorbet, frozen yogurt, or ice cream), real fruit pieces, juices, and ice – five ounces of water are added before blending.

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

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors.

On October 26, 2015, Barfresh signed a five-year agreement with PepsiCo North America Beverages, a division of PepsiCo, to become its exclusive sales representative within the food service channel to present the Barfresh line of ready-to-blend smoothies and frozen beverages throughout the United States and Canada. In February 2023, Barfresh terminated the agreement. Such termination is not anticipated to have a significant impact on sales.

Currently we have 13 employees and 3 consultants.

Barfresh utilizes contract manufacturers to manufacture all of the products in the United States.

Recent developments

Our products are produced to specifications through several contract manufacturers. One of our contract manufacturers (the “Manufacturer”) has provided approximately 52% and 42% of our products in the years ended December 31, 2022 and 2021, respectively, under a Supply Agreement with an initial term through September 2025.

Over the course of 2022, we experienced numerous quality issues with the case packaging utilized by the Manufacturer. In addition, in July of 2022, we began receiving customer complaints about the texture of our smoothie products produced by the Manufacturer. In response, we withdrew product from the market and destroyed on-hand inventory, withholding $499,000 in payments due to the Manufacturer. The results reflect the estimated accounting impact of such actions, including an estimated product return allowance of $330,000 and total product returns reducing revenue by $493,000 as of and for the year ended December 31, 2022, and $932,000 in cost of revenue to dispose of unsaleable inventory.

We attempted to resolve the issues based on the contractual procedures described in the Supply Agreement. However, on November 4, 2022, in response to a formal proposal of alternate resolutions, we received notification from the Manufacturer that it denied any responsibility for the defective manufacture of the product. In response, on November 10, 2022, we filed a complaint in the United States District Court for the Central District of California, Western Division (the “Complaint”), claiming that the Manufacturer has not met its obligations under the Supply Agreement, and seeking economic damages. In response, the Manufacturer terminated the Supply Agreement. On January 20, 2023, we filed a voluntary dismissal of the Complaint which allows the parties to reach a potential resolution outside of the court system. However, if the parties are once again unable to come to an agreement, we have the right to refile the Complaint in California State Court.

Due to the uncertainties surrounding the claim, we are not able to predict either the outcome or a range of reasonably possible recoveries that could result from its actions against the Manufacturer, and no gain contingencies have been recorded. The disruption in supply resulting from the dispute will adversely impact its results of operations and cash flow until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and is generally stated on the approved sales order. Variable consideration, which typically includes rebates or discounts, are estimated utilizing the most likely amount method. Provisions for refunds and other adjustments are generally provided for in the period the related sales are recorded, based on management’s assessment of historical and projected trends.

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

Stock-based Compensation

We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options and restricted stock units (RSUs) and performance stock units (PSUs), to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award. Expense for PSUs is recognized based on expected performance against targets.

Results of Operations

Revenue and cost of revenue

Revenue increased $2,462,000, or 37%, from $6,700,000 in 2021 to $9,162,000 in 2022. The overall revenue for 2022 was significantly higher due to growing Twist & Go™ revenue prior to our product withdrawal resulting from the quality complaints with product purchased from the Manufacturer. As a result of the withdrawal, we recorded a reserve for anticipated sales claims and administrative fees of $493,000. We anticipate that our revenues will be adversely impacted as a result of the dispute unless and until new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

Cost of revenue for 2022 was $7,722,000 as compared to $4,193,000 in 2021. Our gross profit was $1,440,000 (16%) and $2,507,000 (37%) for 2022 and 2021, respectively. Cost of revenue was adversely impacted by the completed and anticipated disposals of Twist & Go™ product purchased from the Manufacturer, resulting in a charge of $932,000. Depreciation from manufacturing equipment was $29,000 and $18,000 for December 31, 2022 and 2021, respectively.

Selling, marketing and distribution expense

	Year ended December 31,	Year ended December 31,
	2022	2021	Change	Percent
Sales and marketing	$1,394,000	$756,000	$638,000	84%
Storage and outbound freight	1,467,000	1,054,000	413,000	39%
	$2,861,000	$1,810,000	$1,051,000	58%

Sales, marketing and distribution expense increased approximately $1,051,000 (58%) from approximately $1,810,000 in 2021 to $2,861,000 in 2022.

Sales and marketing expense increased approximately $638,000 (84%) from approximately $756,000 in 2021 to $1,394,000 in 2022. The increase in sales and marketing expense was primarily the result of the retention of new employees and outside service providers to assist with sales and initiatives, including, beginning in the third quarter of 2022, brokers specializing in the school market. Additionally, the Company increased its participation in education nutrition trade shows in 2022.

Storage and outbound freight expense increased approximately $413,000 (39%) from approximately $1,054,000 in 2021 to $1,467,000 in 2022. The increase was primarily a result of the 37% increase in revenue.

General and administrative expense

	Year ended December 31,	Year ended December 31,
	2022	2021	Change	Percent
Personnel costs	$1,340,000	$830,000	$510,000	61%
Stock-based compensation and payment for outside services	559,000	281,000	278,000	99%
Legal, professional and consulting fees	499,000	396,000	103,000	26%
Director fees paid in cash	100,000	100,000	-	0%
Research and development	382,000	245,000	137,000	56%
Other general and administrative expenses	669,000	318,000	351,000	110%
	$3,549,000	$2,170,000	$1,379,000	64%

General and administrative expense increased approximately $1,379,000 (64%) from approximately $2,170,000 in 2021 to $3,549,000 in 2022.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased by approximately $510,000 (61%) from approximately $830,000 to $1,340,000. The increase in personnel cost was partially offset by the decrease in consulting fees as we choose to hire permanent staff as the critical stages of the COVID-19 pandemic waned, rather than rely on consultants and temporary staff.

Stock-based compensation is used as an incentive to attract and compensate employees and other service providers. Stock-based compensation includes stock issued and options granted to employees and non-employees. Stock-based compensation for the year ended December 31, 2022 was approximately $559,000 compared to $281,000 for the year ended December 31, 2021 due to the aforementioned increase in staffing, and the institution of our performance-based stock compensation program in the third quarter of 2022. Stock-based compensation in 2021 benefited from forfeiture credits due to the departure of two key employees.

Legal, professional, and consulting fees increased approximately $103,000 (26%) from approximately $396,000 in 2021 to $499,000 in 2022. The increase was primarily due to the dispute and litigation with the Manufacturer and corporate development activities.

Research and development expense increased approximately $137,000 (56%) from approximately $245,000 in 2021 to $382,000 in 2022. The increase is primarily due to materials consumed in pre-production runs at a new contract manufacturer that provided our Twist & Go™ product in carton format starting in the fourth quarter of 2022. Additionally, we incurred costs investigating the quality issue that occurred with the Manufacturer.

Other expense increased approximately $351,000 (110%) from approximately $318,000 in 2021 to $669,000 in 2022. In 2022, we incurred approximately $175,000 in one-time costs related to the uplist of our common stock to the NASDAQ Stock Market. Additionally, we experienced maintenance cost increases related to equipment loaned to our bulk product customers, and an increase in annual meeting costs.

Asset Impairment

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We recorded impairment charges of $746,000 related to idle equipment resulting from overcapacity for single-serve products and equipment that is held at the Manufacturer.

Operating loss

We had operating losses of approximately $6,219,000 and $2,095,000 for the years ended December 31, 2022 and 2021, respectively. The increase of approximately $4,124,000 or 196%, was primarily due to $1,425,000 in charges related to the aforementioned product quality issue and withdrawal, the asset impairment of $746,000 and other increases in operating expense.

Other income and expense

The change in the value of the derivative liability is based upon the Black-Scholes model from one period to another. The gain of approximately $16,000 for the year ended December 31, 2021 was a result of the change in components of the Black-Scholes model. The derivative liability was settled upon conversion and repayment of the convertible notes in the second quarter of 2021, which resulted in an extinguishment loss of $194,000.

We recorded a gain on extinguishment of Covid-19 related Paycheck Protection Program (“PPP”) loan of $1,136,000 in the year ended December 31, 2021.

Interest expense was approximately $128,000 for the year ended December 31, 2021. Interest related to convertible debt that was converted and repaid in 2021. We did not incur any interest expense for the year ended December 31, 2022.

Net loss

We had net losses of approximately $6,219,000 and $1,265,000 in the years ended December 31, 2022 and 2021, respectively, an increase of $4,954,000 due primarily to the $1,425,000 charges related to the product withdrawal and the asset impairment of $746,000 in 2022, increases in operating expense and the $1,136,000 gain on forgiveness of the PPP loan in 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had working capital of $1,801,000 compared with $6,172,000 at December 31, 2021. The decrease in working capital is primarily due to the operating loss of $6,219,000, partially offset by non-cash expenses of $1,834,000.

During the year ended December 31, 2022, we used $2,648,000 in operations and $13,000 for the purchase of equipment.

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

In each of the years ended December 31, 2021 and 2020, the Company was granted a $568,000 loan under the PPP administered by a Small Business Administration (SBA) approved partner. The loans were forgiven, and the Company recorded a gain of $1,136,000 upon being legally released from the loan obligations during the year ended December 31, 2021.

On June 1, 2021, the Company completed a private placement of 1,282,051 shares of its common stock at $4.68 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,000 in interest into 133,991 shares of common stock and debt in the amount of $840,000 was retired, leaving the Company with no debt.

We have entered into a direct lease covering the period April 1, 2019 to March 31, 2023. The aggregate minimum requirements under the non-cancellable direct lease as of December 31, 2022 is approximately $20,000. The Company extended its lease through June 2023 while management evaluates options for renewal or relocation.

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control and reduce fixed overhead expense. Our recent business developments with the Manufacturer impact our supply chain and will result in increased legal cost and are expected to have a negative impact on our financial position, results of operations and cash flow.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022, due to inadequate segregation of duties.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022.

Management has identified the following material weakness in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment. The control environment is impacted due to the Company’s inadequate segregation of duties, including information technology control activities.

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

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we have hired additional financial personnel to help ensure that we are able to properly implement internal control procedures.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item regarding our directors and executive officers, corporate governance, including our audit committee and code of ethics, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to our proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11. Executive Compensation.

Information required by this Item regarding executive compensation is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item regarding executive compensation is incorporated by reference to our Proxy Statement.

Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Executive Compensation” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item regarding executive compensation is incorporated by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this Item regarding executive compensation is incorporated by reference to our Proxy Statement.

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

BARFRESH FOOD GROUP INC.

Date: March 2, 2023	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	March 2, 2023
Riccardo Delle Coste	(Principal Executive Officer

/s/ Lisa Roger	Chief Financial Officer	March 2, 2023
Lisa Roger	(Principal Financial Officer)

/s/ Steven Lang	Director	March 2, 2023
Steven Lang

/s/ Arnold Tinter	Director	March 2, 2023
Arnold Tinter

/s/ Joseph M. Cugine	Director	March 2, 2023
Joseph M. Cugine

/s/ Isabelle Ortiz-Cochet	Director	March 2, 2023
Isabelle Ortiz-Cochet

/s/ Alexander Ware	Director	March 2, 2023
Alexander Ware

/s/ Justin Borus	Director	March 2, 2023
Justin Borus

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

3.5	Certificate of Amendment of Certificate of Incorporation of Barfresh Food Group Inc. dated December 17, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed December 29, 2021)

3.6

Certificate of Amendment of Certificate of Incorporation of Barfresh Food Group Inc. dated August 1, 2022 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 2, 2022)

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.20 to Annual Report on Form 10-K for the year ended December 31, 2019, as filed April 13, 2020)

4.2	Form of Series O Warrant (incorporated by reference to Exhibit 4.21 to Annual Report on Form 10-K for the year ended December 31, 2019, as filed April 13, 2020)

10.1	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.2	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.3	Form of Securities Purchase Agreement dated March 15, 2020 by and between Barfresh Food Group, Inc. and certain investors (incorporated by reference to Exhibit 10.14 to Annual Report on 10-K for the year ended December 31, 2019, filed April 13, 2020)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 2019, filed April 13 2020)

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance.
101.XSD	XBRL Schema.
101.PRE	XBRL Presentation.
101.CAL	XBRL Calculation.
101.DEF	XBRL Definition.
101.LAB 104	XBRL Label. Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Compensatory plan

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

To the Board of Directors and Stockholders

Barfresh Food Group, Inc.

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Estimated Product Return Allowance

As discussed in Note 1 to the consolidated financial statements, in 2022 the Company experienced product quality issues stemming from a single co-manufacturer, resulting in customer complaints and product returns. The Company has an estimated product return allowance of $330,000 and total product returns reducing revenue of $493,000, as of and for the year ended December 31, 2022. The determination of the estimated product return allowance requires management to make significant estimates and assumptions related to estimating product returns that will occur in 2023 relating to 2022 product sales.

We identified the estimated product return allowance as a critical audit matter. Auditing the judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	We obtained an understanding of management’s process and methodology to develop the estimates.
•	We obtained an understanding of the internal controls relating to the methodology, reliability and accuracy of the information used in the calculation and management’s review and approval for the transactions.
•	We examined communications with distributors.
•	We tested product returns in 2022.
•	We evaluated the completeness and accuracy of the information provided and reasonableness of the inputs and assumptions used by management in developing the estimate.
•	We evaluated the adequacy of the disclosures related to the estimate.

/s/ Eide Bailly LLP

We have served as Barfresh Food Group Inc.’s auditor since 2012.

Denver, Colorado

March 2, 2023

Barfresh Food Group Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash	$2,808,000	$5,533,000
Restricted cash	211,000	142,000
Trade accounts receivable, net	126,000	1,223,000
Other receivables	101,000	-
Inventory, net	1,048,000	705,000
Prepaid expenses and other current assets	79,000	64,000
Total current assets	4,373,000	7,667,000
Property, plant and equipment, net of depreciation	389,000	1,588,000
Operating lease right-of-use assets, net	18,000	87,000
Intangible assets, net of amortization	306,000	370,000
Deposits	7,000	7,000
Total assets	$5,093,000	$9,719,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,534,000	$974,000
Disputed co-manufacturer accounts payable (Notes 1, 9)	499,000	-
Accrued expenses	286,000	228,000
Accrued payroll and employee related	233,000	212,000
Lease liability	20,000	81,000
Total current liabilities	2,572,000	1,495,000
Long term liabilities:
Accrued interest	-	34,000
Lease liability, net of current portion	-	14,000
Total liabilities	2,572,000	1,543,000

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 12,934,741 and 12,905,112 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Additional paid in capital	60,905,000	60,341,000
Accumulated deficit	(58,384,000)	(52,165,000)
Total stockholders’ equity	2,521,000	8,176,000
Total liabilities and stockholders’ equity	$5,093,000	$9,719,000

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2022 and 2021

	2022	2021
Revenue	$9,162,000	$6,700,000
Cost of revenue	7,722,000	4,193,000
Gross profit	1,440,000	2,507,000
Operating expenses:
Selling, marketing and distribution	2,861,000	1,810,000
General and administrative	3,549,000	2,170,000
Depreciation and amortization	503,000	622,000
Impairment of long-lived assets	746,000	-
Total operating expenses	7,659,000	4,602,000

Operating loss	(6,219,000)	(2,095,000)

Other (income)/expenses
Gain from derivative liability	-	(16,000)
Gain from debt extinguishment - Paycheck Protection Program	-	(1,136,000)
Loss on debt extinguishment	-	194,000
Interest	-	128,000
Total other income	-	(830,000)

Net loss	$(6,219,000)	$(1,265,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	12,924,000	12,070,000
Net loss per share	$(0.48)	$(0.10)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2022 and 2021

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2020	11,471,797	$-	$53,224,000	$(50,900,000)	$2,324,000
Issuance of stock for capital raise	1,282,051	-	6,000,000	-	6,000,000
Conversion of debt and accrued interest	114,614	-	685,000	-	685,000
Interest paid in shares	19,377	-	151,000	-	151,000
Issuance of stock and options for services	17,273	-	189,000	-	189,000
Equity based compensation	-	-	92,000	-	92,000
Net loss	-	-	-	(1,265,000)	(1,265,000)
Balance December 31, 2021	12,905,112	-	60,341,000	(52,165,000)	8,176,000
Shares issued for warrant exercise	986	-	5,000	-	5,000
Equity based compensation	5,000	-	386,000	-	386,000
Issuance of stock and options for services	23,643	-	173,000	-	173,000
Net loss	-	-	-	(6,219,000)	(6,219,000)
Balance December 31, 2022	12,934,741	$-	$60,905,000	$(58,384,000)	$2,521,000

See the accompanying notes to the consolidated financial statements.

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the years ended December 31 2022 and 2021

	2022	2021
Net loss	$(6,219,000)	$(1,265,000)
Adjustments to reconcile net loss to net cash used in operating activities
Asset impairment	746,000	-
Depreciation and amortization	529,000	639,000
Stock-based compensation	386,000	92,000
Stock and options issued for services	173,000	188,000
Loss on debt extinguishment	-	194,000
Interest expense related to debt discount	-	56,000
Gain on debt extinguishment - Paycheck Protection Program	-	(1,136,000)
Gain on derivative	-	(16,000)
Changes in assets and liabilities
Accounts receivable	1,097,000	(798,000)
Other receivables	(101,000)	-
Inventories	(343,000)	165,000
Prepaid expenses and other assets	(20,000)	(17,000)
Accounts payable	560,000	585,000
Disputed accounts payable	499,000	-
Accrued expenses	79,000	(219,000)
Advanced payments	-	(401,000)
Accrued interest	(34,000)	72,000
Net cash used in operating activities	(2,648,000)	(1,861,000)

Investing activities
Purchase of property and equipment	(13,000)	(151,000)
Net cash used in investing activities	(13,000)	(151,000)

Financing activities
Proceeds from issuance of stock	5,000	6,000,000
Proceeds from note payable	-	568,000
Repayment of convertible notes	-	(840,000)
Net cash from financing activities	5,000	5,728,000

Net change in cash and restricted cash	(2,656,000)	3,716,000
Cash and restricted cash, beginning of year	5,675,000	1,959,000
Cash and restricted cash, end of year	$3,019,000	$5,675,000

See the accompanying notes to the consolidated financial statements.

Barfresh food Group Inc.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Barfresh Food Group Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware. The Company is engaged in the manufacturing and distribution of ready-to-drink and ready-to-blend beverages, particularly, smoothies, shakes and frappes.

Recent Business Developments

The Company’s products are produced to its specifications through several contract manufacturers. One of the Company’s contract manufacturers (the “Manufacturer”) has provided approximately 52% and 42% of the Company’s products in the years ended December 31, 2022 and 2021, respectively, under a Supply Agreement with an initial term through September 2025.

Over the course of 2022, the Company experienced numerous quality issues with the case packaging utilized by the Manufacturer. In addition, in July of 2022, the Company began receiving customer complaints about the texture of the Company’s smoothie products produced by the Manufacturer. In response, the Company withdrew product from the market and destroyed on-hand inventory, withholding $499,000 in payments due to the Manufacturer. The results reflect the estimated accounting impact of such actions, including an estimated product return allowance of $330,000 and total product returns reducing revenue by $493,000 as of and for the year ended December 31, 2022, and $932,000 in cost of revenue to dispose of unsaleable inventory.

The Company attempted to resolve the issues based on the contractual procedures described in the Supply Agreement. However, on November 4, 2022, in response to a formal proposal of alternate resolutions, the Company received notification from the Manufacturer that it was denying any responsibility for the defective manufacture of the product. In response, on November 10, 2022, the Company filed a complaint in the United States District Court for the Central District of California, Western Division (the “Complaint”), claiming that the Manufacturer has not met its obligations under the Supply Agreement, and seeking economic damages. In response, the Manufacturer terminated the Supply Agreement. On January 20, 2023, the Company filed a voluntary dismissal of the Complaint which allows the parties to reach a potential resolution outside of the court system. However, if the parties are once again unable to come to an agreement, the Company has the right to refile the Complaint in California State Court.

Due to the uncertainties surrounding the claim, the Company is not able to predict either the outcome or a range of reasonably possible recoveries that could result from its actions against the Manufacturer, and no gain contingencies have been recorded. The disruption in its supply resulting from the dispute will adversely impact its results of operations and cash flow until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2022 and 2021. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

The following customers accounted for 10% or more of the Company’s accounts receivable balance at December 31:

	2022	2021
Customer A	31%	36%
Customer B	24%	11%
Customer C	23%	5%
Customer D	3%	11%

Restricted Cash

At December 31, 2022 and 2021, the Company had $211,000 and $142,000, respectively, in restricted cash related to a contract manufacturing agreement.

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

Our financial instruments consist of cash, restricted cash, accounts receivable and accounts payable. The carrying value of our financial instruments approximates their fair value.

Accounts Receivable

Accounts receivable from customers are typically unsecured. The Company’s credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. Accounts receivable totaled $126,000, $1,223,000 and $425,000 as of December 31, 2022, 2021 and 2020, respectively. There was no allowance for doubtful accounts as of December 31, 2022. As of December 31, 2021, the Company’s allowance for doubtful accounts was $121,000. There was no bad debt expense for the year ended December 31, 2022, and ($7,000) of bad debt recoveries recorded for the year ended December 31, 2021. The allowance was applied to certain receivable accounts which are over 95 days.

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

Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We recorded impairment charges of $746,000 related to idle equipment resulting from overcapacity for single-serve products and equipment that is held at the Manufacturer in 2022. There was no impairment in 2021.

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

Furniture and fixtures	5 years
Manufacturing equipment and customer equipment	3 years to 7 years
Vehicles	5 years

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and is generally stated on the approved sales order. Variable consideration, which typically includes rebates or discounts, are estimated utilizing the most likely amount method. Provisions for refunds are generally provided for in the period the related sales are recorded, based on management’s assessment of historical and projected trends.

4)

Allocate the transaction price to performance obligations in the contract

Since the Company’s contracts contain a single performance obligation, delivery of frozen beverages, the transaction price is allocated to that single performance obligation.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred $382,000 and $245,000, in research and development expenses for the years ended December 31, 2022 and 2021, respectively.

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the years ended December 31, 2022 and 2021, storage and outbound freight amounted to $1,467,000 and $1,054,000, respectively.

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

For the years ended December 31, 2022 and 2021 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

The Company’s derivative instruments were settled in 2021, and there were no outstanding derivatives as of December 31, 2021 or 2022.

Earnings per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2022 and 2021 any equivalents would have been anti-dilutive as we had losses for the years then ended.

Debt Extinguishment

The Company evaluates its convertible instruments in accordance with ASC 470-50, “Debt Modifications and Extinguishments.” For all extinguishments of debt, ASC 470-50 requires the difference between the reacquisition price (including any premium) and the net carrying amount of the debt being extinguished (including any deferred debt issuance costs) to be recognized as a gain or loss when the debt is extinguished. Accordingly, the Company recorded a net loss of $194,000 on extinguishment of debt in its statement of operations for the year ended December 31, 2021. There were no debt extinguishments in the year ended December 31, 2022.

Stock Based Compensation

The Company calculates stock compensation in accordance with ASC Topic 718, Compensation-Stock Based Compensation (“ASC 718”). ASC 718 requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

Reclassifications

Certain reclassifications have been made to the 2021 financial statements to conform to the 2022 presentation, namely the presentation of selling and marketing expense apart from general and administrative expense in the consolidated statement of operations.

Recent pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Subsequent events

None.

Note 2. Inventory

Inventory consists of the following at December 31:

	2022	2021
Raw materials	$65,000	$105,000
Finished goods	983,000	600,000
Inventory, net	$1,048,000	$705,000

Note 3. Property Plant and Equipment

Major classes of property and equipment consist of the following at December 31:

	2022	2021
Manufacturing and customer equipment	$3,637,000	$3,800,000
Other property	69,000	36,000
	3,706,000	3,836,000
Less: accumulated depreciation	(3,317,000)	(2,894,000)
	389,000	942,000
Equipment not yet placed in service	-	646,000
Property and equipment, net of depreciation	$389,000	$1,588,000

We recorded depreciation expense related to these assets of $467,000 and $557,000 for the years ended December 31, 2022 and 2021, respectively. Depreciation expense in cost of revenue was $29,000 and $18,000 for the years ended December 31, 2022 and 2021 respectively.

Note 4. Intangible Assets

Intangible assets consist of the following at December 31:

	2022	2021
Patent costs, subject to amortization	$768,000	$768,000
Less: accumulated amortization	(586,000)	(522,000)
Patent costs, net	182,000	246,000
Trademarks, not subject to amortization	124,000	124,000
Total	$306,000	$370,000

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent. The amount charged to expenses for amortization of the patent costs was $64,000 for each of the years ended December 31, 2022 and 2021, respectively.

Estimated future amortization expense related to patents as of December 31, 2022, is as follows:

Total Amortization
Years ending December 31,
2023	$64,000
2024	64,000
2025	49,000
2026	5,000
Intangible asset, net of amortization	$182,000

Note 5. Related Parties

Members of management and directors invested in the Company’s convertible notes (Note 7).

Note 6. Paycheck Protection Program (PPP) Loan

The PPP was established to provide federally guaranteed, uncollateralized loans to assist businesses during the Covid-10 pandemic. PPP loans are administered by a Small Business Administration (SBA) approved partners.

On May 7, 2020 the Company was granted a $568,000 loan which was to mature in two years. On January 27, 2021, the Company was granted a second $568,000 loan which was to mature in five years. The Company was eligible for loan forgiveness of up to 100% of the loans, upon meeting certain requirements.

On May 20, 2021 and December 22, 2021, respectively, the loans were legally released and forgiven by the SBA. Loan forgiveness income of $1,136,000 has been recorded for the year ended December 31, 2021.

Note 7. Convertible Notes (Related and Unrelated Party)

In 2018, the Company issued Milestone I and Milestone II Convertible Notes.

During the year ended December 31, 2021, the Company settled all remaining Milestone I Convertible Notes by issuing 89,173 shares of common stock in exchange for $231,000 ($30,000 related party) and $193,000 ($38,000 related party) in principal and interest, respectively, and repaying $840,000 ($180,000 related party) in cash. Additionally, the Company settled all remaining amounts due under Milestone II Convertible Notes by issuing 44,818 shares of common stock in exchange for $168,000 and $42,000 of principal and interest, respectively. In accordance with ASC 470-50, the Company recorded a loss of $194,000 upon extinguishment of the Milestone I and Milestone II Convertible Notes.

Note 8. Derivative Liabilities

Milestone II Convertible Notes (Note 7) contained variable conversion provisions based on the future price of the Company’s common stock, resulting in the potential issuance of an indeterminate number of shares of common stock upon conversion. The Company measured the fair value of the derivative resulting from the variable conversion provisions each reporting period. The change in fair value was recorded in the accompanying consolidated statements of operations.

On May 26, 2021, the Milestone II Convertible Notes were settled. Upon extinguishment, the derivative liability was revalued to $25,000, which resulted in a gain of $16,000 for the year ended December 31, 2021.

The fair value of the derivative liabilities for Milestone II Convertible Notes was calculated using the Black-Scholes model using the following assumptions:

	26-May-21	31-Dec-20
Expected life	0.46	0.92
Volatility (based on comparable company)	101.32%	120.38%
Risk free interest rate	0.04%	0.1%
Dividend yield	-	-

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value on a recurring basis using Level 3 inputs:

Fair value, December 31, 2020	$41,000
Extinguishment of derivative upon debt settlement	(25,000)
Net gain from change in fair value	(16,000)
Fair value, December 31, 2021	$-

Note 9. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancelable operating lease which expires on March 31, 2023. The Company incurred lease expense of $80,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the right of use asset and related liability were $18,000 and $20,000, respectively.

In determining the present value of our operating lease right-of-use asset and liability, we used a 10% discount rate (which approximates our borrowing rate). The remaining term on the lease is 0.25 years. The Company expects to extend the lease on a short-term basis.

Legal Proceedings

As described in Note 1, the Company has an on-going dispute with the Manufacturer, the outcome of which cannot be predicted at this time.

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

In 2022, the Company issued 23,643 shares of common stock, valued between $5.00 - $5.16 per share, for services rendered. Additionally, 5,000 fully vested shares of common stock were granted and issued for equity-based compensation at a value of $4.50 per share.

In 2022, the Company issued 986 shares of common stock due to the exercise of a warrant at an exercise price of $5.07.

Warrants

The following is a summary of changes in warrants outstanding for the years ended December 31, 2022 and 2021:

Number of warrants
Outstanding at December 31,2020	2,204,303
Issued	10,550
Expired	(927,449)
Outstanding at December 31, 2021	1,287,404
Exercised	(986)
Expired	(106,228)
Outstanding at December 31, 2022	1,180,190

The following is a summary of all outstanding warrants as of December 31, 2022:

Warrant issuance event	Number of warrants	Weighted average exercise price	Exercise price per share	Remaining term in years	Intrinsic value at date of grant

Private placements of common stock	818,683	$6.03	$5.85 – 6.89	0.28	$-
Private placement of notes	117,692	$5.85	$5.85	0.22	$-
Settlement of deferred compensation	243,815	$6.32	$3.51 - 9.10	1.74	$-
	1,180,190	$6.07	$3.51 - 9.10	0.58	$-

Equity Incentive Plan

Under the 2015 Equity Incentive Plan (the “2015 Plan”), the Company has reserved 1,153,846 shares for equity incentive awards for issuance to employees, members of the board of directors and other service providers. Awards may take the form of options, restricted stock, restricted stock units, performance shares and stock appreciation rights. The Company has issued options with no intrinsic value, stock awards and stock units through December 31, 2022, and issues new shares upon exercise of options or vesting of stock awards and stock units. As of December 31, 2022, there were 354,000 shares available for the issuance of awards under the 2015 Plan. The Company has reserved approximately 30,000 shares for equity awards issued outside of the 2015 Plan.

Stock-Based Compensation

The total amount of equity-based compensation included in general and administrative expense in the accompanying consolidated statements of operations was $386,000 and $92,000 for the years ended December 31, 2022 and 2021.

As of December 31, 2022, the Company has $281,000 of total unrecognized share-based compensation expense related to unvested options, stock awards and stock units, which is expected to be amortized over the remaining weighted average period of 1.9 years.

Stock Options

The following is a summary of stock option activity:

	Number of Options	Weighted average exercise price per share	Remaining term in years

Outstanding on December 31, 2020	614,271	$7.61	3.8
Issued	65,805	$5.63
Cancelled/expired	(44,187)	$5.08
Outstanding on December 31, 2021	635,889	$7.41	3.8
Issued	64,672	$5.72
Cancelled/expired	(17,622)	$5.08
Outstanding on December 31, 2022	682,939	$7.30	3.2

Exercisable, December 31, 2022	595,829	$7.54	2.7

The fair value of the options issued was calculated using the Black-Sholes option pricing model, based on the criteria shown below:

	2022	2021
Expected term (in years)	5.5 - 8	5.5 - 8
Expected volatility	82.8% - 85.7%	85.0% - 89.4%
Risk-free interest rate	1.5% - 3.9%	0.7% - 1.3%
Expected dividends	$-	$-
Weighted average grant date fair value per share	$4.53	$4.04

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2021	-	$-
Unvested at January 1, 2022	-	$-
Granted	46,554	$4.96
Forfeited	(4,631)	$5.38
Unvested at December 31, 2022	41,923	$4.91

Performance Stock Units

During 2022, the Company issued performance share units (“PSUs”) that represent shares potentially issuable based upon achievement of Company and individual performance targets in 2022. The grantees have the ability to earn 0% - 200% of the PSU target award. The awards also included a time-based service requirement through March 2023.

The following is a summary of PSU activity:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	-	$-
Granted	123,512	$4.50
Forfeited	(105,834)	$4.50
Unvested at December 31, 2022	17,678	$4.50

In February 2023, the awards were modified to pay the original grant-date fair value of the shares expected to vest in cash. Additionally, the Company performance targets were modified to allow approximately 77,000 shares to vest that would have otherwise been forfeited. As a result of the modifications, the Company expects to record an additional $218,000 in compensation expense, primarily in 2023.

Note 11. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2022 and 2021 is summarized below:

	2022	2021
Current:
Federal	$-	$-
State	-	-
Total	-	-
Deferred:
Federal	(956,000)	(1,002,000)
State	(323,000)	(322,000)
Change in valuation allowance	1,279,000	1,324,000
Total	-	-
Provision for income taxes	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2022	2021
Statutory federal income tax rate	21%	21%
State tax	7	7
Permanent differences	-	(15)
Change in valuation allowance	(28)	(13)
	-%	-%

Components of the net deferred income tax assets at December 31, 2022 and 2021 were as follows:

	2022	2021
Net operating loss carryover	$13,948,000	$12,669,000
Valuation allowance	(13,948,000)	(12,669,000)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $13,948,000 and $12,669,000 allowance at December 31, 2022 and 2021, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current period is $1,279,000 resulting for current year tax losses.

As of December 31, 2022, the Company has a net operating loss carry forward to offset future taxable income of approximately $49,843,000, $28,482,000 of which begins to expire in 2033. Net operating loss carry forwards of $21,361,000 may be carried forward indefinitely. The Company may have experienced an ownership change that could limit its ability to utilize its operating loss carryforward to offset taxable income in future years. An analysis will be required to determine whether such change has occurred, the outcome of which could impact the Company’s operating results and cash flow if and when it achieves profitability in taxable jurisdictions.

Note 12. Business Segments and Customer Concentrations

The Company operates in one business segment. Sales to the following customers represented more than 10% of total sales for the years ended December 31, 2022 and 2021:

	2022	2021
Customer A	20%	21%
Customer B	20%	9%
Customer C	16%	20%

Note 13. Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2022	2021

Cash paid during the year for:
Amounts included in the measurement of lease liabilities	$78,000	$78,000

Non-cash financing and investing activities:
Net carrying value of convertible notes and accrued interest extinguished through issuance of stock	$-	$467,000
Accrued interest paid in stock	$-	$151,000
Equipment included in accounts payable and accrued liability	$-	$90,000
Extinguishment of derivative liability	$-	$25,000

Note 14. Liquidity

During the years ended December 31, 2022 and 2021, the Company used cash for operations of $2,648,000 and $1,861,000, respectively. The Company has a history of operating losses and negative cash flow, which were expected to improve with growth, offset by working capital required to achieve such growth. As described more fully in Note 1, the litigation against the Manufacturer has resulted in uncertainty around our ability to procure product, which in turn may inhibit our ability to achieve positive cash flow. Additionally, management has considered that dispute resolution, including litigation, is costly and will require the outlay of cash.

However, as of December 31, 2022, we have $3,019,000 of cash and restricted cash and even though we have identified certain indicators, these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern. However, we cannot predict, with certainty, the outcome of its potential actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

