Form 10-Q
period 2023-03-31
BARFRESH FOOD GROUP INC.
filed 2023-04-27
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,002,603 shares as of April 21, 2023.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$1,566,000	$2,808,000
Restricted cash	211,000	211,000
Trade accounts receivable, net	571,000	126,000
Other receivables	11,000	101,000
Inventory, net	1,055,000	1,048,000
Prepaid expenses and other current assets	169,000	79,000
Total current assets	3,583,000	4,373,000
Property, plant and equipment, net of depreciation	297,000	389,000
Operating lease right-of-use assets, net	-	18,000
Intangible assets, net of amortization	291,000	306,000
Deposits	7,000	7,000
Total assets	$4,178,000	$5,093,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,306,000	$1,534,000
Disputed co-manufacturer accounts payable (Note 4)	499,000	499,000
Accrued expenses	255,000	286,000
Accrued payroll and employee related	273,000	233,000
Lease liability	-	20,000
Total current liabilities	2,333,000	2,572,000
Total liabilities	2,333,000	2,572,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 13,002,603 and 12,934,741 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	61,139,000	60,905,000
Accumulated deficit	(59,294,000)	(58,384,000)
Total stockholders’ equity	1,845,000	2,521,000
Total liabilities and stockholders’ equity	$4,178,000	$5,093,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
Revenue	$2,091,000	$2,526,000
Cost of revenue	1,236,000	1,762,000
Gross profit	855,000	764,000
Operating expenses:
Selling, marketing and distribution	667,000	675,000
General and administrative	994,000	823,000
Depreciation and amortization	104,000	161,000
Total operating expenses	1,765,000	1,659,000

Net loss	$(910,000)	$(895,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	12,977,000	12,909,000
Net loss per share	$(0.07)	$(0.07)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
Net loss	$(910,000)	$(895,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	107,000	161,000
Stock-based compensation	175,000	28,000
Stock and options issued for services	83,000	98,000
Changes in assets and liabilities
Accounts receivable	(445,000)	(497,000)
Other receivables	90,000	(232,000)
Inventories	(7,000)	(145,000)
Prepaid expenses and other assets	(92,000)	(39,000)
Accounts payable	(228,000)	404,000
Accrued expenses	(15,000)	(15,000)
Net cash used in operating activities	(1,242,000)	(1,132,000)

Investing activities
Purchase of property and equipment	-	(14,000)
Net cash used in investing activities	-	(14,000)

Financing activities
Proceeds from issuance of stock	-	5,000
Net cash provided by financing activities	-	5,000

Net decrease in cash and restricted cash	(1,242,000)	(1,141,000)
Cash and restricted cash, beginning of period	3,019,000	5,675,000
Cash and restricted cash, end of period	$1,777,000	$4,534,000

Cash paid during the year for:
Amounts included in the measurement of lease liabilities	$20,000	$20,000

Non-cash financing and investing activities:
Value of shares relinquished in modification of stock-based compensation awards (Note 5)	$24,000	$-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 2, 2023. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentrations in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	For the three months ended March 31,
	2023	2022
Manufacturer A	49%	31%
Manufacturer B	46%	0%
Manufacturer C	0%	59%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 2, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

Fair Value Measurement and Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), that requires the valuation of assets and liabilities permitted to be either recorded or disclosed at fair value based on a hierarchy of available inputs as follows:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value and unobservable (i.e., supported by little or no market activity).

The Company’s financial instruments consist of cash, restricted cash, accounts receivable and accounts payable. The carrying value of the Company’s financial instruments approximates their fair value.

Restricted Cash

At each of March 31, 2023 and December 31, 2022, the Company had approximately $211,000 in restricted cash related to a co-packing agreement.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, there was no allowance for doubtful accounts.

Other Receivables

Other receivables consist of amounts due from vendors for materials acquired on their behalf for use in manufacturing the Company’s products, vendor rebates and freight claims.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending March 31, 2023 and 2022, storage and outbound freight totaled approximately $311,000 and $386,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $21,000 and $31,000, in research and development expense for the three months ending March 31, 2023 and 2022, respectively.

Loss Per Share

For the three months ended March 31, 2023 and 2022 common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Reclassifications

Certain reclassifications have been made to the 2022 financial statements to conform to the 2023 presentation, namely the presentation of selling and marketing expense apart from general and administrative expense in the consolidated statement of operations, the reclassification of materials shipping to cost of revenue, and the presentation of the components of cash used in operations.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$49,000	$65,000
Finished goods	1,006,000	983,000
Inventory, net	$1,055,000	$1,048,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	March 31,	December 31,
	2023	2022
Manufacturing and customer equipment	$3,637,000	$3,637,000
Other property	69,000	69,000
	3,706,000	3,706,000
Less: accumulated depreciation	(3,409,000)	(3,317,000)
Property and equipment, net of depreciation	$297,000	$389,000

Depreciation expense related to these assets was approximately $92,000 and $145,000 for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense in cost of revenue was $4,000 for the three months ended March 31, 2023. There was no depreciation expense in cost of revenue for the three months ended March 31, 2022.

Note 4. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expired on March 31, 2023, and was extended through June 30, 2023. The Company’s periodic lease cost was approximately $20,000 for each of the three months ended March 31, 2023 and 2022.

Legal Proceedings

Schreiber Dispute

The Company’s products are produced to its specifications through several contract manufacturers. One of the Company’s contract manufacturers (the “Manufacturer”) provided approximately 52% and 42% of the Company’s products in the years ended December 31, 2022 and 2021, respectively, under a Supply Agreement with an initial term through September 2025.

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

The Company attempted to resolve the issues based on the contractual procedures described in the Supply Agreement. However, on November 4, 2022, in response to a formal proposal of alternate resolutions, the Company received notification from the Manufacturer that it was denying any responsibility for the defective manufacture of the product. In response, on November 10, 2022, the Company filed a complaint in the United States District Court for the Central District of California, Western Division (the “Complaint”), claiming that the Manufacturer had not met its obligations under the Supply Agreement, and seeking economic damages. In response, the Manufacturer terminated the Supply Agreement. On January 20, 2023, the Company filed a voluntary dismissal of the Complaint which allows the parties to reach a potential resolution outside of the court system. However, if the parties are once again unable to come to an agreement, the Company has the right to refile the Complaint in California State Court.

Due to the uncertainties surrounding the claim, the Company is not able to predict either the outcome or a range of reasonably possible recoveries that could result from its actions against the Manufacturer, and no gain contingencies have been recorded. The disruption in its supply resulting from the dispute has and will continue to adversely impact its results of operations and cash flow until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

Other legal matters

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently the defendant in one legal proceeding for an amount less than $100,000. Our legal counsel and management believe the probability of a material unfavorable outcome is remote.

Note 5. Stockholders’ Equity

The following are changes in stockholders’ equity for the three months ended March 31, 2022 and 2023:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2021	12,905,112	$-	$60,341,000	$(52,165,000)	$8,176,000
Shares issued for warrant exercise	986	-	5,000	-	5,000
Equity-based compensation	-	-	28,000	-	28,000
Issuance of stock and options for services	13,801	-	98,000	-	98,000
Net loss	-	-	-	(895,000)	(895,000)
Balance March 31, 2022	12,919,899	$-	$60,472,000	$(53,060,000)	$7,412,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2022	12,934,741	$-	$60,905,000	$(58,384,000)	$2,521,000
Equity-based compensation	35,659	-	175,000	-	175,000
Cash settlement of equity-based compensation	-	-	(24,000)	-	(24,000)
Issuance of stock and options for services	32,203	-	83,000	-	83,000
Net loss	-	-	-	(910,000)	$(910,000)
Balance March 31, 2023	13,002,603	$-	$61,139,000	$(59,294,000)	1,845,000

Warrants

During the three months ended March 31, 2023, 684,639 warrants at a weighted average exercise price of $5.85 per share expired.

Equity Incentive Plan

Through 2022, the Company issued equity awards under the 2015 Equity Incentive Plan (the “2015 Plan”) and outside the Plan. In March 2023, the Board of Directors adopted the 2023 Equity Incentive Plan (the “2023 Plan”), reserving 650,000 shares for future issuance, and discontinuing further grants under the 2015 Plan.

As of March 31, 2023, the Company has $227,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 1.8 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2022	682,939	$7.30	3.2
Issued	20,891	$1.62	8.0
Cancelled/expired	(4,000)	$5.65
Outstanding on March 31, 2023	699,830	$7.14	3.1

Exercisable, March 31, 2023	638,110	$7.26	2.8

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2023
Expected term (in years)	8.0
Expected volatility	84.4%
Risk-free interest rate	3.5%
Expected dividends	$-
Weighted average grant date fair value per share	$1.31

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the three months ended March 31, 2023:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2023	41,923	$4.92
Granted	5,000	$1.25
Vested	(4,386)	$5.06
Forfeited	(4,054)	$5.39
Unvested at March 31, 2023	38,483	$4.37

Performance Stock Units

During 2022, the Company issued performance share units (“PSUs”) that represented shares potentially issuable based upon Company and individual performance in 2022.

The following table summarizes the activity for the Company’s unvested PSUs for the three months ended March 31, 2023:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2023	17,678	$4.50
Cash settled	(17,678)	$4.50
Granted	71,265	$1.36
Vested	(45,251)	$1.36
Unvested at March 31, 2023	26,014	$1.36

In February 2023, the unvested awards issued for individual performance and outstanding at January 1, 2023 were modified to cash-settle the original grant-date fair value of approximately $80,000, resulting in incremental compensation of $56,000 after considering the $24,000 fair value of the vested shares at the date of the modification. Additionally, the Company performance targets were modified to allow approximately 71,000 PSU to vest, with an additional time-based vesting requirement for approximately 26,000 of the PSU. Because the awards did not vest based on the original terms, the modification was considered a new grant, resulting in $64,000 in compensation expense in the three-months ended March 31, 2023.

The Company adopted a 2023 PSU program in April 2023, granting approximately 172,000 PSUs at target performance. The results for the three-month period ended March 31, 2023 include $67,000 in stock-based compensation expense as management determined that the service inception date preceded the grant date.

Note 6. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of March 31, 2023, the estimated effective tax rate for the 2023 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2018 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three months ended March 31, 2023 and 2022, the Company did not incur any interest and penalties associated with tax positions. As of March 31, 2023, the Company did not have any significant unrecognized uncertain tax positions.

Note 7. Liquidity

During the three months ended March 31, 2023, the Company used cash for operations of $1,242,000. The Company has a history of operating losses and negative cash flow, which were expected to improve with growth, offset by working capital required to achieve such growth. As described more fully in Note 4, the dispute and subsequent contract termination with the Manufacturer has resulted in uncertainty around our ability to procure product, which in turn may inhibit our ability to achieve positive cash flow. Additionally, management has considered that dispute resolution, including litigation, is costly and will require the outlay of cash.

However, as of March 31, 2023, the Company has $1,777,000 of cash and restricted cash and even though management has identified certain indicators, these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern. However, management cannot predict, with certainty, the outcome of its potential actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 2, 2023, and other reports that we file with the SEC from time to time.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Results of Operations

Results of Operation for Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Revenue and cost of revenue

Revenue decreased $435,000, or 17%, from $2,526,000 in 2022 to $2,091,000 in 2023. The decline in revenue was due to limited supply due to our product withdrawal resulting from the quality complaints with product purchased from the Manufacturer. We anticipate that our revenues will be adversely impacted as a result of the dispute unless and until new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

Cost of revenue for 2023 was $1,236,000 as compared to $1,762,000 in 2022. Our gross profit was $855,000 (41%) and $764,000 (30%) for 2023 and 2022, respectively. Cost of revenue declined as a result of the 17% decrease in revenue, partially offset by lower costs relative to revenue on the smoothie carton product, resulting in the 1,100-basis point gross margin improvement.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Three months ended March 31,	Three months ended March 31,
	2023	2022	Change	Percent
Sales and marketing	$356,000	$289,000	$67,000	23%
Storage and outbound freight	311,000	386,000	(75,000)	-19%
	$667,000	$675,000	$(8,000)	-1%

Selling, marketing and distribution expense decreased approximately $8,000 (1%) from approximately $675,000 in 2022 to $667,000 in 2023.

Sales and marketing expense increased approximately $67,000 (23%) from approximately $289,000 in 2022 to $356,000 in 2023. The increase in sales and marketing expense was primarily the result of the retention of outside service providers to assist with sales and initiatives, including, beginning in the third quarter of 2022, brokers specializing in the school market. Additionally, the Company increased its product sampling and advertising in conjunction with the launch of its smoothie carton product.

Storage and outbound freight expense decreased approximately $75,000 (19%) from approximately $386,000 in 2022 to $311,000 in 2023. The decrease was the result of the 17% decrease in revenue and distribution efficiencies.

General and administrative expense

	Three months ended March 31,	Three months ended March 31,
	2023	2022	Change	Percent
Personnel costs	$489,000	$309,000	$180,000	58%
Stock based compensation	209,000	85,000	124,000	146%
Legal, professional and consulting fees	115,000	161,000	(46,000)	-29%
Director fees paid in cash	25,000	25,000	-	0%
Research and development	21,000	31,000	(10,000)	-32%
Other general and administrative expenses	135,000	212,000	(77,000)	-36%
	$994,000	$823,000	$171,000	21%

General and administrative expense increased approximately $171,000 (21%) from approximately $823,000 in 2022 to $994,000 in 2023.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased by approximately $180,000 (58%) from approximately $309,000 to $489,000 and stock-based compensation increased by approximately $124,000 (146%) from $85,000 to $209,000. The increase in personnel cost and stock-based compensation resulted primarily from modification of our 2022 performance stock unit program, with partial cash settlement.

Legal, professional, and consulting fees decreased approximately $46,000 (29%) from approximately $161,000 in 2022 to $115,000 in 2023. The decrease was primarily due to a reduction in temporary labor, partially offsetting the increase in personnel costs.

Research and development expense decreased approximately $10,000 (32%) from approximately $31,000 in 2022 to $21,000 in 2023 as a result of vendor credits related to development activities.

Other expense decreased approximately $77,000 (36%) from approximately $212,000 in 2022 to $135,000 in 2023. In 2022, we incurred approximately $102,000 in one-time costs related to the uplist of our common stock to the NASDAQ Stock Market. In 2023, we incurred approximately $25,000 in inventory disposal costs related to our dispute with the Manufacturer.

Net loss

We had net losses of approximately $910,000 and $895,000 for the three-month periods ended March 31, 2023 and 2022, respectively. The increase of approximately $15,000, was the result of the aforementioned changes in revenue, cost and expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had working capital of $1,250,000 compared with $1,801,000 at December 31, 2022. The decrease in working capital is primarily due to the operating loss for the three months ended March 31, 2023.

During the three months ended March 31, 2023, we used $1,242,000 in operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures are not effective.

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

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we have hired additional personnel to help ensure that we are able to properly implement internal control procedures.

Management believes that the material weakness set forth above did not have an effect on our financial results.

Changes in Internal Control over Financial Reporting

None

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

As described in Note 4, the Company has an on-going dispute with the Manufacturer, the outcome of which cannot be predicted at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2023, the Company issued 32,203 shares of common stock for services valued at $83,000. The Company relied upon the exemption from registration contained in Rule 506(b) and Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of persons, (ii) each offer was made through direct communication with the offerees by the Company, (iii) each of the offerees, which included an officer and two directors of the Company, had the requisite sophistication and financial ability to bear risks of investing in the Company’s common stock, (iv) the Company provided disclosure to the offerees, and (v) there was no general solicitation and no commission or remuneration was paid in connection with the offers.

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

BARFRESH FOOD GROUP INC.

Date: April 27, 2023	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2023	By:	/s/ Lisa Roger
Chief Financial Officer (Principal Financial Officer)

