Form 10-Q
period 2023-06-30
BARFRESH FOOD GROUP INC.
filed 2023-08-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,037,948 shares as of August 9, 2023.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)	(restated)
Assets
Current assets:
Cash	$952,000	$2,808,000
Restricted cash	-	211,000
Trade accounts receivable, net	362,000	126,000
Other receivables	108,000	101,000
Inventory, net	970,000	1,048,000
Prepaid expenses and other current assets	99,000	79,000
Total current assets	2,491,000	4,373,000
Property, plant and equipment, net of depreciation	627,000	801,000
Operating lease right-of-use assets, net	-	18,000
Intangible assets, net of amortization	275,000	306,000
Deposits	7,000	7,000
Total assets	$3,400,000	$5,505,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$775,000	$1,534,000
Disputed co-manufacturer accounts payable (Note 5)	499,000	499,000
Accrued expenses	340,000	286,000
Accrued payroll and employee related	323,000	233,000
Lease liability	-	20,000
Total current liabilities	1,937,000	2,572,000
Total liabilities	1,937,000	2,572,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 13,002,603 and 12,934,741 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	61,082,000	60,905,000
Accumulated deficit	(59,619,000)	(57,972,000)
Total stockholders’ equity	1,463,000	2,933,000
Total liabilities and stockholders’ equity	$3,400,000	$5,505,000

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022 (restated)	2023	2022 (restated)
Revenue	$1,511,000	$2,799,000	$3,602,000	$5,325,000
Cost of revenue	1,037,000	1,916,000	2,273,000	3,678,000
Gross profit	474,000	883,000	1,329,000	1,647,000
Operating expenses:
Selling, marketing and distribution	625,000	701,000	1,293,000	1,376,000
General and administrative	493,000	802,000	1,487,000	1,624,000
Depreciation and amortization	98,000	96,000	196,000	236,000
Total operating expenses	1,216,000	1,599,000	2,976,000	3,236,000

Net loss	$(742,000)	$(716,000)	$(1,647,000)	$(1,589,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	13,003,000	12,915,000	12,990,000	12,915,000
Net loss per share	$(0.06)	$(0.06)	$(0.13)	$(0.12)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

	2023	2022 (restated)
Net loss	$(1,647,000)	$(1,589,000)
Adjustments to reconcile net loss
to net cash used in operating activities
Depreciation and amortization	205,000	244,000
Stock-based compensation	118,000	93,000
Stock and options issued for services	83,000	98,000
Changes in assets and liabilities
Accounts receivable	(236,000)	(22,000)
Other receivables	(7,000)	(148,000)
Inventories	78,000	(865,000)
Prepaid expenses and other assets	(22,000)	11,000
Accounts payable	(759,000)	303,000
Accrued expenses	120,000	(48,000)
Net cash used in operating activities	(2,067,000)	(1,923,000)

Investing activities
Purchase of property and equipment	-	(13,000)
Net cash used in investing activities	-	(13,000)

Financing activities
Proceeds from issuance of stock	-	5,000
Net cash provided by financing activities	-	5,000
Net decrease in cash and restricted cash	(2,067,000)	(1,931,000)
Cash and restricted cash, beginning of period	3,019,000	5,675,000
Cash and restricted cash, end of period	$952,000	$3,744,000

Cash paid during the year for:
Amounts included in the measurement of lease liabilities	$20,000	$20,000

Non-cash financing and investing activities:
Value of shares relinquished in modification of stock-based compensation awards (Note 6)	$24,000	$-

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentrations in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Manufacturer A	50%	25%	49%	27%
Manufacturer B	34%	0%	41%	0%
Manufacturer C	16%	4%	10%	6%
Manufacturer D	0%	59%	0%	59%
Manufacturer E	0%	12%	0%	8%

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

Restricted Cash

At December 31, 2022, the Company had approximately $211,000 in restricted cash related to a co-packing agreement. The restrictions were released in June 2023.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there was no allowance for expected credit losses.

Other Receivables

Other receivables consist of the Company’s 2021 Employer Retention Tax Credit claim, amounts due from vendors for materials acquired on their behalf for use in manufacturing the Company’s products, vendor rebates and freight claims.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending June 30, 2023 and 2022, storage and outbound freight totaled approximately $251,000 and $319,000, respectively. For the six months ending June 30, 2023 and 2022, storage and outbound freight totaled approximately $562,000 and $768,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $35,000 and $96,000, in research and development expense for the three months ending June 30, 2023 and 2022, respectively. For the six months ending June 30, 2023 and 2022, the Company incurred approximately $56,000 and $126,000, respectively.

Loss Per Share

For the three and six months ended June 30, 2023 and 2022 common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Reclassifications

Certain reclassifications have been made to the 2022 financial statements to conform to the 2023 presentation, namely the presentation of selling, marketing and distribution expense apart from general and administrative expense in the consolidated statement of operations, the reclassification of materials shipping from selling, marketing and distribution to cost of revenue, and the presentation of the components of cash used in operations.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Restatement of Prior Financial Information

This Company’s previously filed unaudited statement of operations and cash flow statement and audited balance sheets have been restated to correct errors in calculating depreciation. From a quantitative and qualitative perspective, the Company determined that correcting the previously filed financial statements would not require amendment to its previously filed reports on Form 10-Q and 10-K. The effect of the correction of previously issued financial statements is summarized below:

	December 31, 2022
	As Previously Reported	Adjustment	Restated
Consolidated Balance Sheet
Property, plant and equipment, net of depreciation	$389,000	$412,000	$801,000
Total assets	$5,093,000	$412,000	$5,505,000
Accumulated deficit	$(58,384,000)	$412,000	$(57,972,000)
Total stockholders’ equity	$2,521,000	$412,000	$2,933,000
Total liabilities and stockholders’ equity	$5,093,000	$412,000	$5,505,000

	Three-months ended June 30, 2022
	As Previously Reported	Adjustment	Restated
Consolidated Statement of Operations
Depreciation and amortization	$117,000	$(21,000)	$96,000
Total operating expenses	$1,620,000	$(21,000)	$1,599,000
Net loss	$(737,000)	$21,000	$(716,000)

	Six-months ended June 30, 2022
	As Previously Reported	Adjustment	Restated
Consolidated Statement of Operations
Depreciation and amortization	$278,000	$(42,000)	$236,000
Total operating expenses	$3,278,000	$(42,000)	$3,236,000
Net loss	$(1,631,000)	$42,000	$(1,589,000)

Consolidated Statement of Cash Flows
Net loss	$(1,631,000)	$42,000	$(1,589,000)
Depreciation and amortization	$286,000	$(42,000)	$244,000
Net cash used in operating activities	$(1,923,000)	$-	$(1,923,000)

Note 3. Inventory

Inventory consists of the following:

	June 30, 2023	December 31, 2022
Raw materials	$25,000	$65,000
Finished goods	945,000	983,000
Inventory, net	$970,000	$1,048,000

Note 4. Property Plant and Equipment

Property and equipment, net consist of the following:

	June 30, 2023	December 31, 2022
Manufacturing equipment	$1,618,000	$1,618,000
Customer equipment	1,417,000	1,417,000
	3,035,000	3,035,000
Less: accumulated depreciation	(2,408,000)	(2,234,000)
Property and equipment, net of depreciation	$627,000	$801,000

Depreciation expense related to these assets was approximately $87,000 and $90,000 each of the three months ended June 30, 2023 and 2022, respectively, and $174,000 and $212,000, respectively, for the six months ended June 30, 2023 and 2022. Depreciation expense in cost of revenue was $5,000 and $10,000 for the three months ended June 30, 2023 and 2022, respectively, and $10,000 for each of the six months ended June 30, 2023 and 2022, respectively.

Note 5. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expired on March 31, 2023, and was extended through September 30, 2023. The Company’s periodic lease cost was approximately $20,000 for each of the three months ended June 30, 2023 and 2022 and $40,000 for each of the six months ended June 30, 2023 and 2022.

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

The Company attempted to resolve the issues based on the contractual procedures described in the Supply Agreement. However, on November 4, 2022, in response to a formal proposal of alternate resolutions, the Company received notification from the Manufacturer that it was denying any responsibility for the defective manufacture of the product. In response, on November 10, 2022, the Company filed a complaint in the United States District Court for the Central District of California, Western Division (the “Complaint”), claiming that the Manufacturer had not met its obligations under the Supply Agreement, and seeking economic damages. In response, the Manufacturer terminated the Supply Agreement. On January 20, 2023, the Company filed a voluntary dismissal of the Complaint which allows the parties to reach a potential resolution outside of the court system. However, if the parties are once again unable to come to an agreement, the Company has informed the Manufacturer that it intends to re-file the Complaint in California State Court by the end of August, 2023.

Due to the uncertainties surrounding the claim, the Company is not able to predict either the outcome or a range of reasonably possible recoveries that could result from its actions against the Manufacturer, and no gain contingencies have been recorded. The disruption in its supply resulting from the dispute has and will continue to adversely impact the Company’s results of operations and cash flow until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain. The Company has partially mitigated the impact of the supply disruption with the introduction of its single-serve smoothie cartons.

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

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the six months ended June 30, 2022 and 2023:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2021	12,905,112	$-	$60,341,000	$(51,838,000)	$8,503,000
Shares issued for warrant exercise	986	-	5,000	-	5,000
Equity-based compensation	-	-	93,000	-	93,000
Issuance of stock and options for services	13,801	-	98,000	-	98,000

Net loss	-	-	-	(1,589,000)	(1,589,000)
Balance June 30, 2022	12,919,899	$-	$60,537,000	$(53,427,000)	$7,110,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2022	12,934,741	$-	$60,905,000	$(57,972,000)	$2,933,000

Equity-based compensation	35,659	-	118,000	-	118,000
Cash settlement of equity-based compensation	-	-	(24,000)	-	(24,000)
Issuance of stock and options for services	32,203	-	83,000	-	83,000
Net loss	-	-	-	(1,647,000)	(1,647,000)
Balance June 30, 2023	13,002,603	$-	$61,082,000	$(59,619,000)	$1,463,000

Warrants

During the six months ended June 30, 2023, 684,639 warrants at a weighted average exercise price of $5.85 per share expired.

Equity Incentive Plan

Through 2022, the Company issued equity awards under the 2015 Equity Incentive Plan (the “2015 Plan”) and outside the Plan. In June 2023, the Company’s stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”), reserving 650,000 shares for future issuance. The Board of Directors discontinued further grants under the 2015 Plan.

As of June 30, 2023, the Company has $194,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 1.7 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2022	682,939	$7.30	3.2
Issued	42,045	$1.48	8.0
Cancelled/expired	(108,871)	$8.38
Outstanding on June 30, 2023	616,113	$6.71	3.6

Exercisable, June 30, 2023	554,902	$6.96	2.8

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2023
Expected term (in years)	8.0
Expected volatility	84.4%
Risk-free interest rate	3.6%
Expected dividends	$-
Weighted average grant date fair value per share	$1.19

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the six months ended June 30, 2023:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2023	41,923	$4.92
Granted	5,000	$1.25
Vested	(4,386)	$5.06
Forfeited	(9,931)	$3.33
Unvested at June 30, 2023	32,606	$4.82

Performance Stock Units

During 2022 and 2023, the Company issued performance share units (“PSUs”) that represented shares potentially issuable based upon Company and individual performance in the years of issuance.

The following table summarizes the activity for the Company’s unvested PSUs for the three months ended June 30, 2023:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2023	17,678	$4.50
Cash settled	(17,678)	$4.50
Granted	281,934	$1.58
Vested	(45,251)	$1.36
Unvested at June 30, 2023	236,683	$1.63

In February 2023, the unvested awards issued for individual performance and outstanding at January 1, 2023 were modified to cash-settle the original grant-date fair value of approximately $80,000, resulting in incremental compensation of $56,000 after considering the $24,000 fair value of the vested shares at the date of the modification. Additionally, the Company performance targets were modified to allow approximately 71,000 PSU to vest, with an additional time-based vesting requirement for approximately 26,000 of the PSU. Because the awards did not vest based on the original terms, the modification was considered a new grant, resulting in $64,000 in compensation expense in the six-months ended June 30, 2023.

The Company adopted a 2023 PSU program in April 2023, granting approximately 211,000 PSUs at target performance. The results for the three-month period ended June 30, 2023 include the reversal of $67,000 in stock-based compensation expense recorded in the three months ended March 31, 2023, as management does not anticipate at this time that 2023 performance will be achieved. The results of operations for the six months ended June 30, 2023 includes no expense for the 2023 PSU program. Estimates of expense associated with 2023 performance will be reassessed each quarter through the performance period.

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of June 30, 2023, the estimated effective tax rate for 2023 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2018 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three and six months ended June 30, 2023 and 2022, the Company did not incur any interest and penalties associated with tax positions. As of June 30, 2023, the Company did not have any significant unrecognized uncertain tax positions.

Note 8. Subsequent Event

In August 2023, the Company received subscriptions of approximately $1,130,000 of a $2,000,000 privately placed convertible debt offering. The debt may be drawn in 25% increments, matures on the anniversary of the draw, bears interest at 10% per annum for the term, regardless of earlier payment or conversion, and is mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the greater of $1.20 or 85% of the volume-weighted average price of the common stock for the ten trading days immediately preceding the written notice of the conversion (the “Conversion Price”). If the Company has not exercised the mandatory conversion, the holder of the debt has the option after six months and on up to four occasions to convert all or any portion of the principal and interest into shares of the Company’s common stock at the Conversion Price.

Note 9. Liquidity

During the six months ended June 30, 2023, the Company used cash for operations of $2,067,000. The Company has a history of operating losses and negative cash flow, which were expected to improve with growth, offset by working capital required to achieve such growth. As described more fully in Note 5, the dispute and subsequent contract termination with the Manufacturer has resulted in uncertainty around our ability to procure product, which in turn may inhibit our ability to achieve positive cash flow. Additionally, management has considered that dispute resolution, including litigation, is costly and will require the outlay of cash.

However, as of June 30, 2023, the Company has $952,000 of cash and in August 2023, obtained a funding commitment of approximately $1,130,000 as more fully described in Note 8. As such, even though management has identified certain indicators, these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern. However, management cannot predict, with certainty, the outcome of its potential actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

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

Results of Operations

Results of Operation for the Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

Revenue and cost of revenue

Revenue decreased $1,288,000, or 46%, from $2,799,000 in 2022 to $1,511,000 in 2023. The decline in revenue was due to limited supply caused by our product withdrawal resulting from the quality complaints with product purchased from the Manufacturer. We anticipate that our revenues will be adversely impacted as a result of the dispute unless and until new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

Cost of revenue for 2023 was $1,037,000 as compared to $1,916,000 in 2022. Our gross profit was $474,000 (31%) and $883,000 (32%) for 2023 and 2022, respectively. Cost of revenue declined as a result of the 46% decrease in revenue as well as a shift in product mix resulting from the limited supply of smoothie bottles, partially offset by additional inventory reserves, resulting from the quality complaints.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Three months ended June 30, 2023	Three months ended June 30, 2022	Change	Percent
Sales and marketing	$374,000	$382,000	$(8,000)	-2%
Storage and outbound freight	251,000	319,000	(68,000)	-21%
	$625,000	$701,000	$(76,000)	-11%

Selling, marketing and distribution expense decreased approximately $76,000 (11%) from approximately $701,000 in 2022 to $625,000 in 2023.

Sales and marketing expense decreased approximately $8,000 (2%) from approximately $382,000 in 2022 to $374,000 in 2023.

Storage and outbound freight expense decreased approximately $68,000 (21%) from approximately $319,000 in 2022 to $251,000 in 2023. The decrease was the result of the 46% decrease in revenue, offset by higher costs resulting from product mix and inefficiencies due to production transitions.

General and administrative expense

	Three months ended June 30, 2023	Three months ended June 30, 2022	Change	Percent
Personnel costs	$244,000	$362,000	$(118,000)	-33%
Stock based compensation	(15,000)	114,000	(129,000)	-113%
Legal, professional and consulting fees	59,000	52,000	7,000	13%
Director fees paid in cash	25,000	25,000	-	0%
Research and development	35,000	96,000	(61,000)	-64%
Other general and administrative expenses	145,000	153,000	(8,000)	-5%
	$493,000	$802,000	$(309,000)	-39%

General and administrative expense decreased approximately $309,000 (39%) from approximately $802,000 in 2022 to $493,000 in 2023.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased by approximately $118,000 (33%) from approximately $362,000 to $244,000 and stock-based compensation decreased by approximately $129,000 (113%) from $114,000 to ($15,000). The decrease in personnel cost and stock-based compensation resulted primarily from the confirmation and recognition of our 2021 COVID-related tax credit, reduction in headcount, and reversal of previously recognized compensation under our 2023 performance stock unit program, as management does not currently expect that performance criteria will be achieved.

Research and development expense decreased approximately $61,000 (64%) from approximately $96,000 in 2022 to $35,000 in 2023 as activities were minimized to conserve working capital.

Net loss

We had net losses of approximately $742,000 and $716,000 for the three-month periods ended June 30, 2023 and 2022, respectively. The increase of approximately $26,000, was the result of the aforementioned changes in revenue, partially offset by reductions in cost and expenses.

Results of Operation for the Six Months Ended June 30, 2023 as Compared to the six Months Ended June 30, 2022

Revenue and cost of revenue

Revenue decreased $1,723,000, or 32%, from $5,325,000 in 2022 to $3,602,000 in 2023. The decline in revenue was due to limited supply caused by our product withdrawal resulting from quality complaints with product purchased from the Manufacturer. We anticipate that our revenues will be adversely impacted as a result of the dispute unless and until new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain.

Cost of revenue for 2023 was $2,273,000 as compared to $3,678,000 in 2022. Our gross profit was $1,329,000 (37%) and $1,647,000 (31%) for 2023 and 2022, respectively. Cost of revenue declined as a result of the 32% decrease in revenue as well as a shift in product mix resulting from the limited supply of smoothie bottles, partially offset by additional inventory reserves resulting from the quality complaints.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Six months ended June 30,	Six months ended June 30,
	2023	2022	Change	Percent
Sales and marketing	$731,000	$608,000	$123,000	20%
Storage and outbound freight	562,000	768,000	(206,000)	-27%
	$1,293,000	$1,376,000	$(83,000)	-6%

Selling, marketing and distribution expense decreased approximately $83,000 (6%) from approximately $1,376,000 in 2022 to $1,293,000 in 2023.

Sales and marketing expense increased approximately $123,000 (20%) from approximately $608,000 in 2022 to $731,000 in 2023, primarily due to product sampling of smoothie carton products and equipment maintenance incurred to relaunch bulk product sales in locations that had been non-operational as a result of COVID shutdowns and subsequent labor shortages.

Storage and outbound freight expense decreased approximately $206,000 (27%) from approximately $768,000 in 2022 to $562,000 in 2023. The decrease was the result of the 32% decrease in revenue, offset by higher costs resulting from product mix and inefficiencies due to production transitions.

General and administrative expense

	Six months ended June 30, 2023	Six months ended June 30, 2022	Change	Percent
Personnel costs	$733,000	$670,000	$63,000	9%
Stock based compensation	191,000	199,000	(8,000)	-4%
Legal, professional and consulting fees	173,000	213,000	(40,000)	-19%
Director fees paid in cash	50,000	50,000	-	0%
Research and development	56,000	126,000	(70,000)	-56%
Other general and administrative expenses	284,000	366,000	(82,000)	-22%
	$1,487,000	$1,624,000	$(137,000)	-8%

General and administrative expense decreased approximately $137,000 (8%) from approximately $1,624,000 in 2022 to $1,487,000 in 2023.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased by approximately $63,000 (9%) from approximately $670,000 to $733,000. The increase in personnel cost resulted primarily from an increase in headcount during the first quarter of 2023, partially offset by the confirmation and recognition of our 2021 COVID-related tax credit, and a reduction in headcount in the second quarter of 2023.

Research and development expense decreased approximately $70,000 (56%) from approximately $126,000 in 2022 to $56,000 in 2023 as activities were minimized to conserve working capital.

Other general and administrative expenses decreased approximately $82,000 (22%) from approximately $366,000 in 2022 to $284,000 in 2023 primarily as a result of non-recurring costs related to our uplisting to the NASDAQ stock exchange in 2022, partially offset by costs related by our dispute with the Manufacturer.

Net loss

We had net losses of approximately $1,647,000 and $1,589,000 for the six-month periods ended June 30, 2023 and 2022, respectively. The increase of approximately $58,000, was the result of the aforementioned changes in revenue, partially offset by reductions in cost and expenses.

Liquidity and Capital Resources

As of June 30, 2023, we had working capital of $554,000 compared with $1,801,000 at December 31, 2022. The decrease in working capital is primarily due to the operating loss for the six months ended June 30, 2023.

During the six months ended June 30, 2023, we used $2,067,000 in operations.

The impact of COVID-19 on the Company is constantly evolving. The direct impact to our operations had begun to take effect at the close of the first quarter ended March 31, 2020. Specifically, our business was impacted by dining bans targeted at restaurants to reduce the size of public gatherings. Such bans precluded our single serve products from being served at those establishments for a number of weeks, and in some instances, resulted in abandoned product launches. Furthermore, many school districts closed regular attendance for a period of time thereby disrupting sales of product into that channel. More recently, we have experienced a disruption in the supply chain for manufacturing our products due to COVID-19. While further developments surrounding COVID-19 may arise, the business climate appears to have stabilized in 2023.

On June 1, 2021, the Company completed a private placement of 1,282,051 shares of its common stock at $4.68 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,000 in interest into 133,991 shares of common stock and debt in the amount of $840,000 was retired, leaving the Company with no debt.

In August 2023, the Company received subscriptions of approximately $1,130,000 of a $2,000,000 privately placed convertible debt offering. The debt may be drawn in 25% increments, matures on the anniversary of the draw, bears interest at 10% per annum for the term, regardless of earlier payment or conversion, and is mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the greater of $1.20 or 85% of the volume-weighted average price of the common stock for the ten trading days immediately preceding the written notice of the conversion (the “Conversion Price”). If the Company has not exercised the mandatory conversion, the holder of the debt has the option after six months and on up to four occasions to convert all or any portion of the principal and interest into shares of the Company’s common stock at the Conversion Price.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures are not effective.

Management has identified the following material weaknesses in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment which led to a restatement in the current quarter. The control environment is impacted due to the company’s inadequate segregation of duties, including information technology control activities.

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

Changes in Internal Control over Financial Reporting

None

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

As described in Note 5, the Company has an on-going dispute with the Manufacturer, the outcome of which cannot be predicted at this time.

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

BARFRESH FOOD GROUP INC.

Date: August 14, 2023	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

