Form 10-Q
period 2023-09-30
BARFRESH FOOD GROUP INC.
filed 2023-10-26
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,924,774 shares as of October 25, 2023.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)	(restated)
Assets
Current assets:
Cash	$1,011,000	$2,808,000
Restricted cash	-	211,000
Trade accounts receivable, net	1,159,000	126,000
Other receivables	116,000	101,000
Inventory, net	748,000	1,048,000
Prepaid expenses and other current assets	167,000	79,000
Total current assets	3,201,000	4,373,000
Property, plant and equipment, net of depreciation	487,000	801,000
Operating lease right-of-use assets, net	-	18,000
Intangible assets, net of amortization	258,000	306,000
Deposits	7,000	7,000
Total assets	$3,953,000	$5,505,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,692,000	$1,534,000
Disputed co-manufacturer accounts payable (Note 5)	499,000	499,000
Accrued expenses	229,000	286,000
Accrued payroll and employee related	240,000	233,000
Lease liability	-	20,000
Total current liabilities	2,660,000	2,572,000
Total liabilities	2,660,000	2,572,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 13,104,614 and 12,934,741 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	61,388,000	60,905,000
Accumulated deficit	(60,095,000)	(57,972,000)
Total stockholders’ equity	1,293,000	2,933,000
Total liabilities and stockholders’ equity	$3,953,000	$5,505,000

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022 (restated)	2023	2022 (restated)
Revenue	$2,603,000	$2,406,000	$6,205,000	$7,731,000
Cost of revenue	1,690,000	3,129,000	3,963,000	6,807,000
Gross profit	913,000	(723,000)	2,242,000	924,000
Operating expenses:
Selling, marketing and distribution	697,000	860,000	1,990,000	2,236,000
General and administrative	578,000	1,013,000	2,065,000	2,637,000
Depreciation and amortization	114,000	91,000	310,000	327,000
Total operating expenses	1,389,000	1,964,000	4,365,000	5,200,000

Net loss	$(476,000)	$(2,687,000)	$(2,123,000)	$(4,276,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	13,036,000	12,931,000	13,005,000	12,920,000
Net loss per share	$(0.04)	$(0.21)	$(0.16)	$(0.33)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

	2023	2022 (restated)
Net loss	$(2,123,000)	$(4,276,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	325,000	344,000
Stock-based compensation	496,000	211,000
Stock and options issued for services	11,000	173,000
Changes in assets and liabilities
Accounts receivable	(1,033,000)	81,000
Other receivables	(15,000)	(77,000)
Inventories	300,000	103,000
Prepaid expenses and other assets	(27,000)	(78,000)
Accounts payable	195,000	828,000
Accrued expenses	(137,000)	72,000
Net cash used in operating activities	(2,008,000)	(2,619,000)

Investing activities
Purchase of property and equipment	-	(13,000)
Net cash used in investing activities	-	(13,000)

Financing activities
Proceeds from issuance of stock	-	5,000
Net cash provided by financing activities	-	5,000
Net decrease in cash and restricted cash	(2,008,000)	(2,627,000)
Cash and restricted cash, beginning of period	3,019,000	5,675,000
Cash and restricted cash, end of period	$1,011,000	$3,048,000

Cash paid during the year for:
Amounts included in the measurement of lease liabilities	$20,000	$60,000

Non-cash financing and investing activities:
Value of shares relinquished in modification of stock-based compensation awards (Note 7)	$24,000	$-

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentrations in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Manufacturer A	55%	0%	47%	0%
Manufacturer B	37%	31%	44%	28%
Manufacturer C	8%	6%	9%	6%
Manufacturer D	0%	54%	0%	58%
Manufacturer E	0%	9%	0%	8%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 2, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

Fair Value Measurement and Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), requires the valuation of assets and liabilities permitted to be either recorded or disclosed at fair value based on a hierarchy of available inputs as follows:

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

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there was no allowance for expected credit losses.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending September 30, 2023 and 2022, storage and outbound freight totaled approximately $370,000 and $273,000, respectively. For the nine months ending September 30, 2023 and 2022, storage and outbound freight totaled approximately $932,000 and $1,040,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $32,000 and $220,000, in research and development expense for the three months ending September 30, 2023 and 2022, respectively. For the nine months ending September 30, 2023 and 2022, the Company incurred approximately $88,000 and $347,000, respectively.

Loss Per Share

For the three and nine months ended September 30, 2023 and 2022 common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

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

	December 31, 2022
	As Previously Reported	Adjustment	Restated
Consolidated Balance Sheet
Property, plant and equipment, net of depreciation	$389,000	$412,000	$801,000
Total assets	$5,093,000	$412,000	$5,505,000
Accumulated deficit	$(58,384,000)	$412,000	$(57,972,000)
Total stockholders’ equity	$2,521,000	$412,000	$2,933,000
Total liabilities and stockholders’ equity	$5,093,000	$412,000	$5,505,000

	Three-months ended September 30, 2022
	As Previously Reported	Adjustment	Restated
Consolidated Statement of Operations
Depreciation and amortization	$112,000	$(21,000)	$91,000
Total operating expenses	$1,985,000	$(21,000)	$1,964,000
Net loss	$(2,708,000)	$21,000	$(2,687,000)

	Nine-months ended September 30, 2022
	As Previously Reported	Adjustment	Restated
Consolidated Statement of Operations
Depreciation and amortization	$390,000	$(63,000)	$327,000
Total operating expenses	$5,263,000	$(63,000)	$5,200,000
Net loss	$(4,339,000)	$63,000	$(4,276,000)

Consolidated Statement of Cash Flows
Net loss	$(4,339,000)	$63,000	$(4,276,000)
Depreciation and amortization	$407,000	$(63,000)	$344,000
Net cash used in operating activities	$(2,619,000)	$-	$(2,619,000)

Note 3. Inventory

Inventory consists of the following:

	September 30, 2023	December 31, 2022
Raw materials	$28,000	$65,000
Finished goods	720,000	983,000
Inventory, net	$748,000	$1,048,000

Note 4. Property Plant and Equipment

Property and equipment, net consist of the following:

	September 30, 2023	December 31, 2022
Manufacturing equipment	$1,546,000	$1,618,000
Customer equipment	1,410,000	1,417,000
	2,956,000	3,035,000
Less: accumulated depreciation	(2,469,000)	(2,234,000)
Property and equipment, net of depreciation	$487,000	$801,000

Depreciation expense related to these assets was approximately $102,000 and $85,000 each of the three months ended September 30, 2023 and 2022, respectively, and $277,000 and $297,000, respectively, for the nine months ended September 30, 2023 and 2022. Depreciation expense in cost of revenue was $4,000 and $10,000 for the three months ended September 30, 2023 and 2022, respectively, and $13,000 and $19,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 5. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expired on March 31, 2023, and was extended in a series of amendments through March 31, 2024. The Company’s periodic lease cost was approximately $20,000 for each of the three months ended September 30, 2023 and 2022 and $60,000 for each of the nine months ended September 30, 2023 and 2022.

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

The Company attempted to resolve the issues based on the contractual procedures described in the Supply Agreement. However, on November 4, 2022, in response to a formal proposal of alternate resolutions, the Company received notification from the Manufacturer that it was denying any responsibility for the defective manufacture of the product. In response, on November 10, 2022, the Company filed a complaint in the United States District Court for the Central District of California, Western Division (the “Complaint”), claiming that the Manufacturer had not met its obligations under the Supply Agreement, and seeking economic damages. In response, the Manufacturer terminated the Supply Agreement. On January 20, 2023, the Company filed a voluntary dismissal of the Complaint which allowed the parties to reach a potential resolution outside of the court system. However, as the parties were once again unable to come to an agreement, the Company re-filed the Complaint in California State Court in August 2023.

Due to the uncertainties surrounding the claim, the Company is not able to predict either the outcome or a range of reasonably possible recoveries that could result from its actions against the Manufacturer, and no gain contingencies have been recorded. The disruption in its supply resulting from the dispute has and will continue to adversely impact the Company’s results of operations and cash flow until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain. The Company has mitigated the impact of the supply disruption with the introduction of its single-serve smoothie cartons; however the product format has not been accepted by some customers or as a substitute for the bottle product in all use cases.

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

Note 6. Convertible Debt Subscriptions

From July to October of 2023, the Company executed subscription agreements for $1,880,000 of a $2,000,000 privately placed convertible debt offering. The debt may be drawn in 25% increments, matures on the anniversary of the draw, bears interest at 10% per annum for the term, regardless of earlier payment or conversion, and is mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the greater of $1.20 or 85% of the volume-weighted average price of the common stock for the ten trading days immediately preceding the written notice of the conversion (the “Conversion Price”). If the Company has not exercised the mandatory conversion, the holder of the debt has the option after six months and on up to four occasions to convert all or any portion of the principal and interest into shares of the Company’s common stock at the Conversion Price. The Company made its initial drawdown on the convertible debt on October 23, 2023, as described in Note 10.

Note 7. Stockholders’ Equity

The following are changes in stockholders’ equity for the nine months ended September 30, 2022 and 2023:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2021	12,905,112	$-	$60,341,000	$(51,838,000)	$8,503,000
Shares issued for warrant exercise	986	-	5,000	-	5,000
Equity-based compensation	5,000	-	211,000	-	211,000
Issuance of stock and options for services	23,643	-	173,000	-	173,000
Net loss	-	-	-	(4,276,000)	(4,276,000)
Balance September 30, 2022	12,934,741	$-	$60,730,000	$(56,114,000)	$4,616,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2022	12,934,741	$-	$60,905,000	$(57,972,000)	$2,933,000

Equity-based compensation	165,779	-	496,000	-	496,000
Cash settlement of equity-based compensation	-	-	(24,000)	-	(24,000)
Issuance of stock and options for services	4,094	-	11,000	-	11,000
Net loss	-	-	-	(2,123,000)	(2,123,000)
Balance September 30, 2023	13,104,614	$-	$61,388,000	$(60,095,000)	$1,293,000

Warrants

During the nine months ended September 30, 2023, 936,375 warrants at a weighted average exercise price of $6.00 per share expired.

Equity Incentive Plan

Through 2022, the Company issued equity awards under the 2015 Equity Incentive Plan (the “2015 Plan”) and outside the Plan. In June 2023, the Company’s stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”), reserving 650,000 shares for future issuance. The Board of Directors discontinued further grants under the 2015 Plan.

As of September 30, 2023, the Company has $153,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 1.5 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2022	682,939	$7.30	3.2
Issued	63,545	$1.50	8.0
Cancelled/expired	(109,388)	$8.48
Outstanding on September 30, 2023	637,096	$6.54	3.6

Exercisable, September 30, 2023	576,393	$6.75	3.2

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2023
Expected term (in years)	8.0
Expected volatility	84.4%
Risk-free interest rate	3.6%
Expected dividends	$-
Weighted average grant date fair value per share	$1.19

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the nine months ended September 30, 2023:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2023	41,923	$4.92
Granted	5,000	$1.25
Vested	(4,386)	$5.06
Forfeited	(9,931)	$3.33
Unvested at September 30, 2023	32,606	$4.82

Performance Share Units

During 2022 and 2023, the Company issued performance share units (“PSUs”) that represented shares potentially issuable based upon Company and individual performance in the years of issuance.

The following table summarizes the activity for the Company’s unvested PSUs for the nine months ended September 30, 2023:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2023	17,678	$4.50
Cash settled	(17,678)	$4.50
Granted	357,689	$1.64
Vested	(45,251)	$1.36
Unvested at September 30, 2023	312,438	$1.68

In February 2023, the unvested awards issued for individual performance and outstanding at January 1, 2023 were modified to cash-settle the original grant-date fair value of approximately $80,000, resulting in incremental compensation of $56,000 after considering the $24,000 fair value of the vested shares at the date of the modification. Additionally, the Company performance targets were modified to allow approximately 71,000 PSUs to vest, with an additional time-based vesting requirement for approximately 26,000 of the PSUs. Because the awards did not vest based on the original terms, the modification was considered a new grant, resulting in $64,000 in compensation expense in the nine-months ended September 30, 2023.

The Company adopted a 2023 PSU program in April 2023, granting approximately 211,000 PSUs at target performance against company-wide metrics. An additional 76,000 PSUs were granted in September 2023 for performance against individual goals, replacing the Company’s cash bonus program. The results for the three and nine months ended September 30, 2023 include $84,000 in expense for the 2023 PSU program. Estimates of expense associated with 2023 performance will be reassessed each quarter through the performance period.

Note 8. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of September 30, 2023, the estimated effective tax rate for 2023 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2018 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three and nine months ended September 30, 2023 and 2022, the Company did not incur any interest and penalties associated with tax positions. As of September 30, 2023, the Company did not have any significant unrecognized uncertain tax positions.

Note 9. Liquidity

During the nine months ended September 30, 2023, the Company used cash for operations of $2,008,000. The Company has a history of operating losses and negative cash flow, which were expected to improve with growth, offset by working capital required to achieve such growth. As described more fully in Note 5, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in our ability to procure certain products, which has and may continue to inhibit our ability to achieve positive cash flow until we are able to expand our manufacturing capacity. Additionally, management has considered that dispute resolution, including litigation, is costly and will require the outlay of cash.

However, as of September 30, 2023, the Company has $1,011,000 of cash and funding commitments of approximately $1,880,000, as more fully described in Note 6. As such, even though management has identified certain indicators, these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern. However, management cannot predict, with certainty, the outcome of its potential actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

Note 10. Subsequent Event – Nasdaq Compliance

On May 5, 2023, the Company received a notice letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it was not in compliance with the Listing Rule 5550(b) (the “Rule”), which requires listed companies to maintain a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations. In its quarterly report for the period ended March 31, 2023, the Company reported stockholders’ equity of $1,845,000, and as a result, did not satisfy the Rule. On June 14, 2023, the Company received a letter from Nasdaq granting the Company an extension through October 30, 2023 to regain compliance with the Rule.

On October 23, 2023, the Company issued convertible notes in the amount of $1,390,000 pursuant to the subscription agreements described in Note 6. Note balances of $1,207,000 were immediately converted into approximately 820,000 shares of common stock. A pro-forma balance sheet giving effect to the transactions is presented below:

	September 30, 2023 (unaudited)	Convertible Debt Drawdown		Conversion of Debt to Equity		September 30, 2023 (proforma, unaudited)
Assets
Current assets:
Cash	$1,011,000		$1,390,000	$		$2,401,000
Trade accounts receivable, net	1,159,000					1,159,000
Other receivables	116,000					116,000
Inventory, net	748,000					748,000
Prepaid expenses and other current assets	167,000					167,000
Total current assets	3,201,000		1,390,000		-	4,591,000
Property, plant and equipment, net of depreciation	487,000					487,000
Intangible assets, net of amortization	258,000					258,000
Deposits	7,000					7,000
Total assets	$3,953,000		$1,390,000		$-	$5,343,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,692,000	$		$		$1,692,000
Disputed co-manufacturer accounts payable	499,000					499,000
Accrued expenses	229,000					229,000
Accrued payroll and employee related	240,000					240,000
Convertible notes payable	-		1,390,000		(1,207,000)	183,000
Total current liabilities	2,660,000		1,390,000		(1,207,000)	2,843,000
Total liabilities	2,660,000		1,390,000		(1,207,000)	2,843,000

Stockholders’ equity:
Common stock	-					-
Additional paid in capital	61,388,000					61,388,000
Accumulated deficit	(60,095,000)				1,207,000	(58,888,000)
Total stockholders’ equity	1,293,000		-		1,207,000	2,500,000
Total liabilities and stockholders’ equity	$3,953,000		$1,390,000		$-	$5,343,000

Management believes that taking into consideration the October 23, 2023 note issuance and conversion, the Company satisfies the stockholders’ equity requirement on a pro-forma basis as of September 30, 2023 and as of October 26, 2023. Nasdaq will continue to monitor the Company’s ongoing compliance with the Rule and, if at the time of its next periodic report the Company does not evidence compliance, it may be subject to delisting.

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

Results of Operations

Results of Operation for the Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

Revenue and cost of revenue

Revenue increased $197,000, or 8%, from $2,406,000 in 2022 to $2,603,000 in 2023. Revenue in 2022 was negatively impacted by the $630,000 claims estimate resulting from the market withdrawal of product purchased from the Manufacturer due to quality complaints. Excluding the refund claims estimate, revenue was $3,036,000 in 2022 and therefore decreased by $433,000 in 2023, or 14% based on product shipped. Our revenues have been adversely impacted as a result of lost customers and supply constraints resulting from the product issues and related dispute with the Manufacturer. While the introduction of our carton packaging format has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. We have identified and are actively working to develop additional smoothie bottle manufacturing capacity. We expect expanded capacity to become available in early 2024, subject to the risks and uncertainties associated with contracting and pre-production activities.

Cost of revenue for 2023 was $1,690,000 as compared to $3,129,000 in 2022. Cost of revenue in 2022 was negatively impacted by the $932,000 inventory write-off related to the product withdrawal. Excluding the inventory write-off, cost of revenue was $2,197,000 in 2022, and therefore decreased by $507,000 in 2023, or 23% based on product shipped. Excluding the impact of the product withdrawal, cost of revenue declined due to lower revenue, and lower product cost due to a shift in product mix resulting from the limited supply of smoothie bottles.

Our gross profit was $913,000 (35%) and ($723,000) (-30%) for 2023 and 2022, respectively. Adjusted for the product withdrawal, our 2022 gross profit was $839,000 (28%). Adjusted comparative gross margin improvement is a result of favorable product mix, pricing actions, and a slight improvement in the cost of supply chain components.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Three months ended September 30, 2023	Three months ended September 30, 2022	Change	Percent
Sales and marketing	$327,000	$410,000	$(83,000)	-20%
Storage and outbound freight	370,000	450,000	(80,000)	-18%
Sales, marketing and distribution expense	$697,000	$860,000	$(163,000)	-19%

Selling, marketing and distribution expense decreased approximately $163,000 (-19%) from approximately $860,000 in 2022 to $697,000 in 2023.

Sales and marketing expense decreased approximately $83,000 (-20%) from approximately $410,000 in 2022 to $327,000 in 2023. The decrease is a result of headcount reductions and lower broker commissions due to lower revenue and product mix.

Storage and outbound freight expense decreased approximately $80,000 (-18%) from approximately $450,000 in 2022 to $370,000 in 2023, primarily as a result of the 14% decrease in product shipped as described in the discussion of revenue for the comparative quarters. The volume-related decrease in expense was enhanced by freight efficiencies compared to 2022.

General and administrative expense

	Three months ended September 30, 2023	Three months ended September 30, 2022	Change	Percent
Personnel costs	$196,000	$336,000	$(140,000)	-42%
Stock-based compensation	240,000	156,000	84,000	54%
Legal, professional and consulting fees	61,000	98,000	(37,000)	-38%
Director fees paid in cash	(50,000)	25,000	(75,000)	-300%
Research and development	32,000	220,000	(188,000)	-85%
Other general and administrative expenses	99,000	178,000	(79,000)	-44%
General and administrative expense	$578,000	$1,013,000	$(435,000)	-43%

General and administrative expense decreased approximately $435,000 (-43%) from approximately $1,013,000 in 2022 to $578,000 in 2023.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes. Personnel cost decreased by approximately $140,000 (-42%) from approximately $336,000 to $196,000 and stock-based compensation increased by approximately $84,000 (54%) from $156,000 to $240,000. The decrease in personnel cost resulted from a reduction in headcount and the decision to issue stock-based compensation in lieu of cash bonuses for a portion of the performance criteria in 2023, resulting in a year-to-date reduction of personnel costs of $87,000, including a $60,000 reclassification of expense incurred in the first two quarters of 2023. Additionally, unpaid directors’ fees for 2023 that were expected to be paid in cash were also converted to stock-based compensation, resulting in a year-to-date reduction in cash expense of $75,000, including a $50,000 reclassification of expense incurred in the first two quarters of 2023. Excluding the impact of the compensation modifications for employees and directors, stock-based compensation decreased by $26,000 due to headcount reductions and the non-recurrence of a one-time grant in 2022.

Legal, professional and consulting fees decreased by $37,000 (-38%) as a result of a reduction in outside services in an effort to conserve working capital.

Research and development expense decreased approximately $188,000 (-85%) from approximately $220,000 in 2022 to $32,000 in 2023. Expense was elevated in 2022 as we incurred pre-production expense related to the launch of our carton format, while 2023 expense was limited as activities were minimized to conserve working capital.

Other general and administrative expenses decreased by approximately $79,000 (-44%) due to a reduction in local non-income based taxes and the timing of the Company’s annual meeting.

Net loss

We had net losses of approximately $476,000 and $2,687,000 for the three-month periods ended September 30, 2023 and 2022, respectively. The decrease in net loss of approximately $2,211,000, was the result of the non-recurrence of the estimated refund claims and inventory disposal costs associated with the product withdrawal, improved margins, and a reduction of approximately $575,000 in operating expenses due to cost saving measures and to a lesser extent, reduced volume of product shipped.

Results of Operation for the Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

Revenue and cost of revenue

Revenue was $6,205,000 in 2023 compared to $7,731,000 in 2022, a decrease of $1,526,000, or 20%. Revenue in 2022 was negatively impacted by the $630,000 claims estimate resulting from the market withdrawal of product purchased from the Manufacturer. Excluding the refund claims estimate, revenue was $8,361,000 in 2022 and therefore decreased by $2,156,000 in 2023, or 26% based on product shipped. Our revenues have been adversely impacted as a result of lost customers and supply constraints resulting from the product issues and related dispute with the Manufacturer. While the introduction of our carton packaging format has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. We have identified and are actively working to develop additional smoothie bottle manufacturing capacity. We expect expanded capacity to become available in early 2024, subject to the risks and uncertainties associated with contracting and pre-production activities.

Cost of revenue was $3,963,000 in 2023 compared to $6,807,000 in 2022, a decrease of $2,844,000, or 42%. Cost of revenue in 2022 was negatively impacted by the $932,000 inventory write-off related to the product withdrawal. Excluding the inventory write-off, cost of revenue was $5,875,000 in 2022, and therefore decreased by $1,912,000 in 2023, or 33% based on product shipped. Excluding the impact of the product withdrawal, cost of revenue declined due to lower revenue, and lower product cost due to a shift in product mix resulting from the limited supply of smoothie bottles.

Our gross profit was $2,242,000 (36%) and $924,000 (12%) for 2023 and 2022, respectively. Adjusted for the product withdrawal, our 2022 gross profit was $2,486,000 (30%). Adjusted comparative gross margin improvement is a result of favorable product mix, pricing actions, and a slight improvement in the cost of supply chain components.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Nine months ended September 30,	Nine months ended September 30,
	2023	2022	Change	Percent
Sales and marketing	$1,058,000	$1,019,000	$39,000	4%
Storage and outbound freight	932,000	1,217,000	(285,000)	-23%
Sales, marketing and distribution expense	$1,990,000	$2,236,000	$(246,000)	-11%

Selling, marketing and distribution expense decreased approximately $246,000 (-11%) from approximately $2,236,000 in 2022 to $1,990,000 in 2023.

Sales and marketing expense increased approximately $39,000 (4%) from approximately $1,019,000 in 2022 to $1,058,000 in 2023. We incurred additional expense for product sampling of smoothie carton products, equipment maintenance incurred to relaunch bulk product sales in locations that had been non-operational as a result of COVID shutdowns and subsequent labor shortages, and broker commissions as we engaged numerous regional K-12 specialists to expand our geographic reach in the third quarter of 2022. These increases were partially offset by a reduction in personnel costs.

Storage and outbound freight expense decreased approximately $285,000 (-23%) from approximately $1,217,000 in 2022 to $932,000 in 2023 primarily as a result of the 26% decrease in product shipped as described in the discussion of revenue for the comparative year-to-date periods. The volume-related decrease in expense was partially offset by higher costs resulting from product mix and inefficiencies due to production transitions.

General and administrative expense

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Change	Percent
Personnel costs	$929,000	$1,006,000	$(77,000)	-8%
Stock based compensation	431,000	355,000	76,000	21%
Legal, professional and consulting fees	236,000	311,000	(75,000)	-24%
Director fees paid in cash	-	75,000	(75,000)	-100%
Research and development	88,000	347,000	(259,000)	-75%
Other general and administrative expenses	381,000	543,000	(162,000)	-30%
General and administrative expense	$2,065,000	$2,637,000	$(572,000)	-22%

General and administrative expense decreased approximately $572,000 (-22%) from approximately $2,637,000 in 2022 to $2,065,000 in 2023.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased by approximately $77,000 (-8%) from approximately $1,006,000 to $929,000. The decrease in personnel cost resulted primarily from the confirmation and recognition of our 2021 COVID-related tax credit, partially offset by bonus expense from the 2023 decision to cash settle a portion of the 2022 performance stock units.

Stock-based compensation increased by approximately $76,000 (21%) from $355,000 to $431,000 because 2023 directors’ fees that were expected to be paid in cash were converted to stock-based compensation.

Legal, professional and consulting fees decreased by $75,000 (-24%). We reduced outside services in an effort to conserve working capital.

Research and development expense decreased approximately $259,000 (-75%) from approximately $347,000 in 2022 to $88,000 in 2023. Expense was elevated in 2022 as we incurred pre-production expense related to the launch of our carton format, while 2023 expense was limited as activities were minimized to conserve working capital.

Other general and administrative expenses decreased approximately $162,000 (-30%) from approximately $543,000 in 2022 to $381,000 in 2023 primarily as a result of non-recurring costs related to our uplisting to the NASDAQ stock exchange in 2022, partially offset by legal costs related by our dispute with the Manufacturer.

Net loss

We had net losses of approximately $2,123,000 and $4,276,000 for the nine-month periods ended September 30, 2023 and 2022, respectively. The decrease in net loss of approximately $2,153,000, was the result of the non-recurrence of the estimated refund claims and inventory disposal costs associated with the product withdrawal, improved margins, and a reduction of approximately $835,000 in operating expenses due to cost saving measures, reduced volume of product shipped, and the recognition of our COVID-related tax credit.

Liquidity and Capital Resources

As of September 30, 2023, we had working capital of $541,000 compared with $1,801,000 at December 31, 2022. The decrease in working capital is primarily due to the operating loss for the nine months ended September 30, 2023 as adjusted for non-cash depreciation, amortization and stock-based compensation.

During the nine months ended September 30, 2023, we used $2,008,000 in operations.

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

From July to October 2023, the Company executed subscription agreements for $1,880,000 of a $2,000,000 privately placed convertible debt offering. The debt may be drawn in 25% increments, matures on the anniversary of the draw, bears interest at 10% per annum for the term, regardless of earlier payment or conversion, and is mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the greater of $1.20 or 85% of the volume-weighted average price of the common stock for the ten trading days immediately preceding the written notice of the conversion (the “Conversion Price”). If the Company has not exercised the mandatory conversion, the holder of the debt has the option after six months and on up to four occasions to convert all or any portion of the principal and interest into shares of the Company’s common stock at the Conversion Price. On October 23, 2023, the Company issued $1,390,000 of convertible notes pursuant to the subscription agreements, and immediately converted $1,207,000 of principal and interest into approximately 820,000 shares of common stock.

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control and reduce fixed overhead expense. Our current dispute with the Manufacturer and the resulting loss of product supply and legal expense continue to negatively impact our financial position, results of operations and cash flow. While the introduction of our carton packaging format has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. We have identified and are actively working to develop additional smoothie bottle manufacturing capacity. We expect expanded capacity to become available in early 2024, subject to the risks and uncertainties associated with contracting and pre-production activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures are not effective.

Management has identified the following material weaknesses in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment which led to a restatement in the second quarter of 2022. The control environment is impacted due to the company’s inadequate segregation of duties, including information technology control activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2023, the Company issued 102,011 shares of common stock for services valued at $178,000. The Company relied upon the exemption from registration contained in Rule 506(b) and Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of persons, (ii) each offer was made through direct communication with the offerees by the Company, (iii) each of the offerees, which included an officer and two directors of the Company, had the requisite sophistication and financial ability to bear risks of investing in the Company’s common stock, (iv) the Company provided disclosure to the offerees, and (v) there was no general solicitation and no commission or remuneration was paid in connection with the offers.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

From July to October 2023, the Company executed subscription agreements for $1,880,000 of a $2,000,000 privately placed convertible debt offering. The debt may be drawn in 25% increments, matures on the anniversary of the draw, bears interest at 10% per annum for the term, regardless of earlier payment or conversion, and is mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the greater of $1.20 or 85% of the volume-weighted average price of the common stock for the ten trading days immediately preceding the written notice of the conversion (the “Conversion Price”). If the Company has not exercised the mandatory conversion, the holder of the debt has the option after six months and on up to four occasions to convert all or any portion of the principal and interest into shares of the Company’s common stock at the Conversion Price. On October 23, 2023, the Company issued $1,390,000 of convertible notes pursuant to the subscription agreements, and immediately converted $1,207,000 of principal and interest into approximately 820,000 shares of common stock.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement together with form of Convertible Promissory Note

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BARFRESH FOOD GROUP INC.

Date: October 26, 2023	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2023	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

