Form 10-K
period 2023-12-31
BARFRESH FOOD GROUP INC.
filed 2024-03-22
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2023 was $5,105,383.

As of March 18, 2024, there were 14,507,146 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of December 31, 2023. Other items incorporated by reference are listed in the Exhibit Index of this Annual Report on Form 10-K.

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

The Company’s bulk “Easy Pour” format, which contains all the ingredients necessary to make the beverage, is packaged in gallon containers in a concentrated formula that is mixed in beverage dispensing equipment 1:1 with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the aforementioned USDA national school meal programs. In addition, the Company received approval from the United States Defense Logistics Agency (“DLA”) to sell its smoothie products into all branches of the U.S. Armed Forces and is currently in contract with and selling its bulk Easy Pour products into over one hundred military bases in the United States and abroad. Additionally, the Company offers WHIRLZ 100% Juice concentrate, which is sold at ambient temperatures and mixed in beverage dispensing equipment on a 5:1 ratio.

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

Research and Development

The Company incurred approximately $115,000 and $382,000 in research and development expenses for the years ended December 31, 2023 and 2022, respectively. Research and Development expenses in 2022 were primarily attributable to the launch of the Company’s Twist & Go™ cartons, as well as costs incurred to investigate the quality issues experienced with the Manufacturer, more fully described in Item 7.

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

The competition at the consumer level is primarily between specialized juice bars (e.g. Jamba Juice) and major fast casual and fast-food restaurant chains (such as McDonalds). Barfresh does not compete specifically at this level but intends to supply its product to customers that fall within these segments to enable them to compete for consumer demand. The Company believes that its single serve products afford a very significant competitive advantage based on ease of use, portion control, premium quality, and minimal capital investment required to enable a customer to begin to carry Barfresh beverage products. The Company also believes that its bulk “Easy Pour” product represents an attractive alternative delivery method for customers that serve high volume locations, where speed of service over extended periods is a critical requirement.

There may also be new entrants to the smoothie market that may alter the current competitor landscape.

Intellectual Property

Barfresh owns the domestic and international property rights to its products’ sealed pack of ingredients used in its single serve products. Patents in the United States and Australia are in effect through 2025.

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

Employees

As of March 18, 2024, the Company has 10 employees and 3 consultants.

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

Beginning in March 2020, the COVID-19 pandemic had a significant impact on the Company. Specifically, our business was impacted by dining bans targeted at restaurants to reduce the size of public gatherings. Such bans precluded our single-serve products from being served at those establishments and in some instances, resulted in abandoned product launches. Furthermore, many school districts closed regular attendance for a period of time thereby disrupting sales of product into that channel. In 2022 and 2023, we experienced supply chain interruptions and inflation for component and transportation costs. We believe that the impact of the pandemic has substantially abated, but will continue to monitor and assess developments.

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

Issues with a manufacturer have resulted in a significant loss for 2022 and 2023, as well as other negative impacts.

As described more fully in Item 7, we experienced product quality issues with a contract manufacturer (the “Manufacturer”) that provided approximately 52% of our products in the year ended December 31, 2022. Complaints from customers led us to withdraw product from the market and destroy existing inventory. The results for 2022 reflect the estimated accounting impact of these actions, including $493,000 in refunds and administrative fees due to customers and $932,000 to dispose of unsaleable inventory.

In addition to the accounting impact, we must obtain suitable replacement contract manufacturers and regain the confidence of our customers and investing public, all while seeking a resolution with the Manufacturer. These tasks have required substantial amounts of personnel and capital resources in 2023 with ongoing activities expected in 2024.

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

Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. There is no certainty regarding economic conditions in the United States, and credit and financial markets and confidence in economic conditions could deteriorate at any time. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty including uncertainty resulting from war, terrorism or contagious disease. Any material decline in the amount of discretionary spending, leading cost-conscious consumers to be more selective in restaurants visited, could have a material adverse effect on our revenue, results of operations, business and financial condition.

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

During the fourth quarter of 2023, the beverage industry began experiencing a shortage of 4-ounce and 8-ounce cartons, directly impacting our “Twist & Go”™ product. As of the date of this report, the shortage is continuing and could impair the ability of our manufacturers to fulfill orders that we place with them and/or increase our costs. If we are unable to pass on any increased costs, our gross margin will decrease.

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

We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spending and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

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

Our litigation with Manufacturer was voluntarily withdrawn from the court system in January 2023 and refiled in August 2023, as we were unable to reach a suitable resolution. While we believe that that our claims have merit, there is no assurance of a favorable outcome to this case.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this Form 10-K, we have re-evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2023.

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

Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions.

We use information technology and third-party service providers to support our business processes and activities, including supporting critical business operations such as manufacturing and distribution; communicating with our suppliers, customers and employees; maintaining effective accounting processes and financial and disclosure controls; executing corporate transactions; conducting research and development activities; and meeting regulatory, legal and tax requirements. Shared service centers managed by third parties provide an increasing number of services important to conducting our business, including accounting, internal control, human resources and computing functions.

Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware; other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems. In addition, we are experiencing new and more frequent attempts by third parties to gain access to our systems, such as through increased email phishing of our workforce.

We leverage third parties for various technology and business services who may experience cybersecurity breaches, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, cyber extortion, employee or insider error, malfeasance, social engineering, physical breaches or other actions or attempts to exploit vulnerabilities may cause confidential information or Personally Identifiable Information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. These risks could be magnified since the number of employees, contractors and others working outside of offices increased since the COVID-19 pandemic. Additionally, continued geopolitical turmoil, including the ongoing war in Ukraine, has heightened the risk of cyberattacks. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. Cyber threats to externally-hosted technology and business services are beyond our control. Additionally, new initiatives, such as those related to digital commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure to a cybersecurity breach. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

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

We may not be able to continue to comply with Nasdaq listing standards.

In May 2023, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on The Nasdaq Stock Market to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. In our quarterly report on Form 10-Q for the period ended March 31, 2023, we reported stockholders’ equity of $1,845,000, thereby failing to satisfy Listing Rule 5550(b)(1). While we recently regained compliance with this Rule, our stockholders’ equity at December 31, 2023 was only $2,503,000. Incurring net losses going forward may cause us to fail to meet Nasdaq listing standards and result in our common stock only being tradable in the over-the-counter markets.

Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions.

We use information technology and third-party service providers to support our business processes and activities, including supporting critical business operations such as manufacturing and distribution; communicating with our suppliers, customers and employees; maintaining effective accounting processes and financial and disclosure controls; executing corporate transactions; conducting research and development activities; and meeting regulatory, legal and tax requirements. Shared service centers managed by third parties provide an increasing number of services important to conducting our business, including accounting, internal control, human resources and computing functions.

Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware; other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems. In addition, we are experiencing new and more frequent attempts by third parties to gain access to our systems, such as through increased email phishing of our workforce.

We leverage third parties for various technology and business services who may experience cybersecurity breaches, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, cyber extortion, employee or insider error, malfeasance, social engineering, physical breaches or other actions or attempts to exploit vulnerabilities may cause confidential information or Personally Identifiable Information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. These risks could be magnified since the number of employees, contractors and others working outside of offices increased since the COVID-19 pandemic. Additionally, continued geopolitical turmoil, including the ongoing war in Ukraine, has heightened the risk of cyberattacks. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. Cyber threats to externally-hosted technology and business services are beyond our control. Additionally, new initiatives, such as those related to digital commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure to a cybersecurity breach. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We are committed to our goal to protect sensitive business-related and personal information, as well as our information systems. Although the size and scope of our operations is limited compared to larger global operations, we are subject to numerous and evolving cybersecurity risks that could adversely and materially affect our business, financial condition and results of operations. In that regard, we have increased our investment in information systems by hiring a Director of Technology in 2024 to replace limited outsourced services previously utilized.

Our Management Leadership Team, with oversight from the Board of Directors, plans to implement a comprehensive cybersecurity program, including incident response process, aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and NIST Computer Security Incident Handling Guide (NIST SP 800-61) to assess, identify, address and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems.

Our Director of Technology reports to our Chief Financial Officer and has operational responsibility for our information security programs, protections, and efforts, along with leading efforts for implementing, monitoring, and maintaining cybersecurity and data security strategy, policy, standards, architecture, and practices across our business. We anticipate that our Director of Technology will update the Chief Financial Officer and Chief Executive Officer on these matters and work closely with these Senior Executives to oversee compliance with legal, regulatory, and contractual security requirements with the guidance of outside counsel.

We anticipate that our Board, in coordination with the Audit Committee, will oversee the Company’s enterprise risks arising from cybersecurity threats and will periodically review the measures we have implemented to identify and mitigate data protection and cybersecurity risks. We do not currently have a Cybersecurity Incident Response Plan (“CSIRP”) to provide the organizational and operational structure, processes, and procedures for investigating, containing, documenting and mitigating cybersecurity incidents. We expect to implement a risk-based approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continuously improve our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and customer loss, legal actions, statutory penalties, among other consequences. While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.

Item 2. Properties.

Our principal executive offices are located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010. Beginning in April 2019, we leased this office space pursuant to a direct lease for approximately $80,000 annually through March 31, 2023. The Company extended its lease multiple times, most recently through September 2024, while management evaluates options for renewal or relocation.

Item 3. Legal Proceedings

As described in Note 7, the Company has an on-going dispute with the Manufacturer, the outcome of which cannot be predicted at this time.

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

Holders

On March 18, 2024, there were 14,507,146 shares of our common stock outstanding. Our shares of common stock are held by 89 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

On October 9, 2023, the Company drew down $1,390,000 in convertible debt and converted a total of $1,207,000 of principal into 820,160 shares of common stock. Additionally, on December 19, 2023, the Company drew down $470,000 in convertible debt and converted a total of $653,000 of principal and $4,000 of accrued interest into 495,331 shares of common stock.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal years ended December 31, 2023 and 2022. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

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

Currently we have 10 employees and 3 consultants.

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

Results of Operations

Revenue and cost of revenue

Revenue was $8,127,000 in 2023 compared to $9,162,000 in 2022, a decrease of $1,035,000, or 11%. Revenue in 2022 was negatively impacted by the $630,000 claims estimate resulting from the market withdrawal of product purchased from the Manufacturer. Excluding the refund claims estimate, revenue was $9,655,000 in 2022 and therefore decreased by $1,528,000 in 2023, or 16% based on product shipped. Our revenues have been adversely impacted as a result of lost customers and supply constraints resulting from the product issues and related dispute with the Manufacturer. While the introduction of our carton packaging format has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. Further, as discussed in Item 1A, Risk Factors, we may be adversely affected by a carton shortage currently impacting the beverage industry. We have identified and are actively working to develop additional smoothie bottle manufacturing capacity. We had expected expanded capacity to become available in early 2024, but were unable to complete the contracting process with the potential partner that had been identified. We believe we will expand capacity in 2024, however, there can be no assurances regarding our ability to identify and contract with a suitable partner.

Cost of revenue was $5,243,000 in 2023 compared to $7,722,000 in 2022, a decrease of $2,479,000, or 32%. Cost of revenue in 2022 was negatively impacted by the $932,000 inventory write-off related to the product withdrawal. Excluding the inventory write-off, cost of revenue was $6,790,000 in 2022, and therefore decreased by $1,547,000 in 2023, or 23% based on product shipped. Excluding the impact of the product withdrawal, cost of revenue declined due to lower revenue, and lower product cost due to a shift in product mix resulting from the limited supply of smoothie bottles.

Our gross profit was $2,884,000 (36%) and $1,440,000 (16%) for 2023 and 2022, respectively. Adjusted for the product withdrawal, our 2022 gross profit was $2,865,000 (30%). Adjusted comparative gross margin improvement is a result of favorable product mix, pricing actions, and a slight improvement in the cost of supply chain components.

Selling, marketing and distribution expense

	Year ended December 31,	Year ended December 31,
	2023	2022	Change	Percent
Sales and marketing	$1,336,000	$1,394,000	$(58,000)	-4%
Storage and outbound freight	1,278,000	1,467,000	(189,000)	-13%
	$2,614,000	$2,861,000	$(247,000)	-9%

Selling, marketing and distribution expense decreased approximately $247,000 (-9%) from approximately $2,861,000 in 2022 to $2,614,000 in 2023.

Sales and marketing expense decreased approximately $58,000 (4%) from approximately $1,394,000 in 2022 to $1,336,000 in 2023. We reduced labor costs in 2023. These reductions were partially offset by additional expense for product sampling of smoothie carton products, equipment maintenance incurred to relaunch bulk product sales in locations that had been non-operational as a result of COVID shutdowns and subsequent labor shortages, and broker commissions as we engaged numerous regional K-12 specialists to expand our geographic reach in the third quarter of 2022, and thus incurred a full year of expense in 2023 compared to a partial year in 2022.

Storage and outbound freight expense decreased approximately $189,000 (-13%) from approximately $1,467,000 in 2022 to $1,278,000. Adjusted for freight cost related to aforementioned product withdrawal credit memos, freight expense was $1,274,000 in 2022. The volume-related decrease in expense from the decline in revenue was offset by higher costs resulting from product mix and inefficiencies due to production transitions.

General and administrative expense

	Year ended December 31,	Year ended December 31,
	2023	2022	Change	Percent
Personnel costs	$1,199,000	$1,340,000	$(141,000)	-11%
Stock-based compensation and payment for outside services	543,000	559,000	(16,000)	-3%
Legal, professional and consulting fees	310,000	499,000	(189,000)	-38%
Director fees paid in cash	-	100,000	(100,000)	-100%
Research and development	115,000	382,000	(267,000)	-70%
Other general and administrative expenses	527,000	669,000	(142,000)	-21%
	$2,694,000	$3,549,000	$(855,000)	-24%

General and administrative expense decreased approximately $855,000 (-24%) from approximately $3,549,000 in 2022 to $2,694,000 in 2023.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased by approximately $141,000 (-11%) from approximately $1,340,000 in 2022 to $1,199,000 in 2023. The decrease in personnel cost resulted primarily from the confirmation and recognition of our 2021 COVID-related tax credit, partially offset by bonus expense from the 2023 decision to cash settle a portion of the 2022 performance stock units. Additionally, salaries were lower due to a decrease in headcount.

Legal, professional and consulting fees decreased by $189,000 (-38%). We reduced outside services in an effort to conserve working capital.

Research and development expense decreased approximately $267,000 (-70%) from approximately $382,000 in 2022 to $115,000 in 2023. Expense was elevated in 2022 as we incurred pre-production expense related to the launch of our carton format, while 2023 expense was limited as activities were minimized to conserve working capital.

Certain director fees previously paid in cash were paid in stock in 2023 in order to conserve working capital.

Other general and administrative expenses decreased approximately $142,000 (-21%) from approximately $669,000 in 2022 to $527,000 in 2023 primarily as a result of non-recurring costs related to our uplisting to the NASDAQ stock exchange in 2022, partially offset by licensing and development costs for information technology improvements.

Asset Impairment

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. In 2022, we recorded impairment charges of $746,000 related to idle equipment resulting from overcapacity for single-serve products and equipment that is held at the Manufacturer. No impairment charges were recorded in 2023.

Net loss

We had net losses of approximately $2,824,000 and $6,134,000 for the years ended December 31, 2023 and 2022, respectively. The decrease in net loss of approximately $3,296,000, was the result of the non-recurrence of the estimated refund claims and inventory disposal costs associated with the product withdrawal, improved margins, and a reduction of approximately $1,106,000 in operating expenses due to cost saving measures, reduced volume of product shipped, and the recognition of our COVID-related tax credit and the non-recurrence of the $746,000 asset impairment.

Liquidity and Capital Resources

On October 23, 2023, we drew down $1,390,000 in convertible debt and converted a total of $1,207,000 of principal into 820,160 shares of common stock. Additionally, on December 19, 2023, we drew down $470,000 in convertible debt and converted a total of $653,000 of principal and $4,000 of accrued interest into 495,331 shares of common stock, settling all debt. Debt drawdowns included the non-cash settlement of $30,000 in accounts payable.

During the year ended December 31, 2023, we used $2,958,000 in operations. As of December 31, 2023, we had working capital of $1,846,000 compared with $1,801,000 at December 31, 2022. Cash received from our debt issuance of $1,830,000 offset our operating loss of $1,848,000, net of $990,000 in non-cash expenses. Our cash balance declined by $1,128,000 as receivables rebounded to reflect the 34% increase in revenue for the quarter ended December 31, 2023 compared to the same period of 2022, in addition to the settlement of credit memo reserves resulting from the 2022 product withdrawal. Additionally, we settled accrued payroll, with the repayment reinvested by management in our debt offering, and reduced liabilities for cash director fees and franchise taxes associated with our 2021 reverse split. We intend to compensate directors in stock or options until our liquidity and financial position improve.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023.

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

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we have hired additional information technology personnel to help ensure that we are able to properly implement internal control procedures.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item regarding our directors and executive officers, corporate governance, including our audit committee and code of ethics, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to our proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

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

BARFRESH FOOD GROUP INC.

Date: March 22, 2024	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	March 22, 2024
Riccardo Delle Coste	(Principal Executive Officer

/s/ Lisa Roger	Chief Financial Officer	March 22, 2024
Lisa Roger	(Principal Financial Officer)

/s/ Steven Lang	Director	March 22, 2024
Steven Lang

/s/ Arnold Tinter	Director	March 22, 2024
Arnold Tinter

/s/ Joseph M. Cugine	Director	March 22, 2024
Joseph M. Cugine

/s/ Isabelle Ortiz-Cochet	Director	March 22, 2024
Isabelle Ortiz-Cochet

/s/ Alexander Ware	Director	March 22, 2024
Alexander Ware

/s/ Justin Borus	Director	March 22, 2024
Justin Borus

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

3.5	Certificate of Amendment of Certificate of Incorporation of Barfresh Food Group Inc. dated December 17, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed December 29, 2021)

3.6	Certificate of Amendment of Certificate of Incorporation of Barfresh Food Group Inc. dated August 1, 2022 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 2, 2022)

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.20 to Annual Report on Form 10-K for the year ended December 31, 2019, as filed April 13, 2020)

10.1	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.2	Barfresh Food Group, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed August 14, 2023)+

10.3	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.4	Form of Securities Purchase Agreement together with form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 from the Quarterly Report on Form 10-Q filed October 26, 2023)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 2019, filed April 13 2020)

23.2	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Pursuant to 18 U.S.C. Section 1350*

97.1	Compensation Recovery Policy*

101.INS	Inline XBRL Instance.
101.XSD	Inline XBRL Schema.
101.PRE	Inline XBRL Presentation.
101.CAL	Inline XBRL Calculation.
101.DEF	Inline XBRL Definition.
101.LAB	Inline XBRL Label.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Compensatory plan

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

To the Board of Directors and Stockholders

Barfresh Food Group, Inc.

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Correction of Error

As discussed in Note 2 to the consolidated financial statements, the 2022 financial statements have been restated to correct a misstatement.

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

Our audits included performing procedures to assess the risk of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Convertible Debt and Related Conversion

As discussed in Note 6 to the consolidated financial statements, in 2023 the Company executed subscription agreements for $1,880,000 of a $2,000,000 privately placed convertible debt offering. The complexity of the accounting treatment (especially the derivative considerations related to the conversion) requires management to make significant judgements which impacts the overall calculation and conversion of the debt.

We identified the valuation of the convertible debt and related conversion as a critical audit matter. Auditing the complex judgments involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Gaining an understanding of management’s processes, controls and methodology related to the convertible debt issued and related derivative considerations.
●	Testing the completeness, accuracy and relevance of the underlying data which includes the principal, interest, and volume weighted average stock price (conversion price) used in determining the proper accounting treatment of the convertible debt and related issuance of common stock.
●	Testing cash receipts related to the issuance of the convertible debt.
●	Testing common stock issued in relation to the conversion of the convertible debt.
●	Evaluating the adequacy of the disclosure related to the convertible debt and related equity.

We have served as Barfresh Food Group Inc.’s auditor since 2012.

/s/ Eide Bailly LLP

Denver, Colorado

March 22, 2024

Barfresh Food Group Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
		(restated)
Assets
Current assets:
Cash	$1,891,000	$2,808,000
Restricted cash	-	211,000
Trade accounts receivable, net	821,000	126,000
Other receivables	160,000	101,000
Inventory, net	1,214,000	1,048,000
Prepaid expenses and other current assets	67,000	79,000
Total current assets	4,153,000	4,373,000
Property, plant and equipment, net of depreciation	409,000	801,000
Operating lease right-of-use assets, net	-	18,000
Intangible assets, net of amortization	241,000	306,000
Deposits	7,000	7,000
Total assets	$4,810,000	$5,505,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,670,000	$1,534,000
Disputed co-manufacturer accounts payable (Note 7)	499,000	499,000
Accrued expenses	85,000	286,000
Accrued payroll and employee related	53,000	233,000
Lease liability	-	20,000
Total current liabilities	2,307,000	2,572,000
Total liabilities	2,307,000	2,572,000

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 14,420,105 and 12,934,741 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Additional paid in capital	63,299,000	60,905,000
Accumulated deficit	(60,796,000)	(57,972,000)
Total stockholders’ equity	2,503,000	2,933,000
Total liabilities and stockholders’ equity	$4,810,000	$5,505,000

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2023 and 2022

	2023	2022
		(restated)

Revenue	$8,127,000	$9,162,000
Cost of revenue	5,243,000	7,722,000
Gross profit	2,884,000	1,440,000
Operating expenses:
Selling, marketing and distribution	2,614,000	2,861,000
General and administrative	2,694,000	3,549,000
Depreciation and amortization	400,000	418,000
Impairment of long-lived assets	-	746,000
Total operating expenses	5,708,000	7,574,000
Net loss	$(2,824,000)	$(6,134,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	13,359,000	12,924,000
Net loss per share	$(0.21)	$(0.47)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2023 and 2022

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
				(restated)

Balance December 31, 2021 (as restated)	12,905,112	$-	$60,341,000	$(51,838,000)	$8,503,000
Shares issued for warrant exercise	986	-	5,000	-	5,000
Issuance of stock and options for services	23,643	-	173,000	-	173,000
Equity-based compensation	5,000	-	386,000	-	386,000
Net loss	-	-	-	(6,134,000)	(6,134,000)
Balance December 31, 2022	12,934,741	-	60,905,000	(57,972,000)	2,933,000
Equity-based compensation	165,779	-	544,000	-	544,000
Cash settlement of equity-based compensation			(24,000)		(24,000)
Issuance of stock and options for services	4,094	-	11,000	-	11,000
Conversion of debt and interest (Note 6)	1,315,491	-	1,863,000	-	1,863,000
Net loss	-	-	-	(2,824,000)	(2,824,000)
Balance December 31, 2023	14,420,105	$-	$63,299,000	$(60,796,000)	$2,503,000

See the accompanying notes to the consolidated financial statements.

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the years ended December 31 2023 and 2022

	2023	2022
		(restated)

Net loss	$(2,824,000)	$(6,134,000)
Adjustments to reconcile net loss to net cash used in operating activities
Asset impairment	-	746,000
Loss on asset disposal	18,000	-
Depreciation and amortization	403,000	444,000
Stock-based compensation	544,000	386,000
Stock and options issued for services	11,000	173,000
Changes in assets and liabilities
Accounts receivable	(695,000)	1,097,000
Other receivables	(59,000)	(101,000)
Inventories	(166,000)	(343,000)
Prepaid expenses and other assets	10,000	(20,000)
Accounts payable	202,000	560,000
Disputed accounts payable	-	499,000
Accrued expenses	(402,000)	45,000
Net cash used in operating activities	(2,958,000)	(2,648,000)

Investing activities
Purchase of property and equipment	-	(13,000)
Net cash used in investing activities	-	(13,000)

Financing activities
Proceeds from issuance of stock	-	5,000
Proceeds from convertible notes	1,830,000	-
Net cash from financing activities	1,830,000	5,000

Net change in cash and restricted cash	(1,128,000)	(2,656,000)
Cash and restricted cash, beginning of year	3,019,000	5,675,000
Cash and restricted cash, end of year	$1,891,000	$3,019,000

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

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2023 and 2022. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

The following customers accounted for 10% or more of the Company’s accounts receivable balance at December 31:

	2023	2022
Customer A	25%	3%
Customer B	16%	31%
Customer C	11%	24%
Customer D	10%	23%

Restricted Cash

At December 31, 2022, the Company had $211,000 in restricted cash related to a contract manufacturing agreement. The restricted cash was released in 2023.

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

Financial Instruments

Our financial instruments consist of cash, restricted cash, accounts receivable and accounts payable. The carrying value of our financial instruments approximates their fair value.

Accounts Receivable

Accounts receivable from customers are typically unsecured. The Company’s credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to a sale. Accounts receivable totaled $821,000 and $126,000 as of December 31, 2023 and 2022, respectively. Allowances for credit losses are considered when an undisputed balance is greater than 90 days past due. There was no allowance for credit losses as of December 31, 2023 and 2022. There was no credit loss expense for the years ended December 31, 2023 and 2022.

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

Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We recorded impairment charges of $746,000 related to idle equipment resulting from overcapacity for single-serve products and equipment that is held at the Manufacturer in 2022. There was no impairment in 2023.

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

Manufacturing equipment	7 years
Customer equipment	7 years

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred $115,000 and $382,000, in research and development expenses for the years ended December 31, 2023 and 2022, respectively.

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the years ended December 31, 2023 and 2022, storage and outbound freight amounted to $1,278,000 and $1,467,000, respectively.

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

For the years ended December 31, 2023 and 2022 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The Company determined that its convertible instruments issued in 2023 did not include any embedded derivatives that require bifurcation.

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2023 and 2022 any equivalents would have been anti-dilutive as we had losses for the years then ended.

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

Subsequent events

None.

Note 2. Restatement of Prior Financial Information

This Company’s previously filed audited balance sheet and statement of operations and cash flow statement have been restated to correct errors in calculating depreciation. From a quantitative and qualitative perspective, the Company determined that correcting the previously filed financial statements would not require amendment to its previously filed reports on Form 10-Q and 10-K. The restatement reduced the accumulated deficit by $327,000 as of December 31, 2021. The effect of the correction of previously issued financial statements is summarized below:

	December 31, 2022
	As Previously Reported	Adjustment	Restated
Consolidated Balance Sheet
Property, plant and equipment, net of depreciation	$389,000	$412,000	$801,000
Total assets	$5,093,000	$412,000	$5,505,000
Accumulated deficit	$(58,384,000)	$412,000	$(57,972,000)
Total stockholders’ equity	$2,521,000	$412,000	$2,933,000
Total liabilities and stockholders’ equity	$5,093,000	$412,000	$5,505,000

	Year ended December 31, 2022
	As Previously Reported	Adjustment	Restated
Consolidated Statement of Operations
Depreciation and amortization	$503,000	$(85,000)	$418,000
Total operating expenses	$7,659,000	$(85,000)	$7,574,000
Net loss	$(6,219,000)	$85,000	$(6,134,000)

Consolidated Statement of Cash Flows
Net loss	$(6,219,000)	$85,000	$(6,134,000)
Depreciation and amortization	$529,000	$(85,000)	$444,000
Net cash used in operating activities	$(2,648,000)	$-	$(2,648,000)

Note 3. Inventory

Inventory consists of the following at December 31:

	2023	2022
Raw materials	$28,000	$65,000
Finished goods	1,186,000	983,000
Inventory, net	$1,214,000	$1,048,000

Note 4. Property Plant and Equipment

Major classes of property and equipment consist of the following at December 31:

	2023	2022
		(restated)

Manufacturing equipment	$1,546,000	$1,618,000
Customer equipment	1,410,000	1,417,000
	2,956,000	3,035,000
Less: accumulated depreciation	(2,547,000)	(2,234,000)
Property and equipment, net of depreciation	$409,000	$801,000

We recorded depreciation expense related to these assets of $339,000 and $380,000 for the years ended December 31, 2023 and 2022, respectively. Depreciation expense in cost of revenue was $18,000 and $29,000 for the years ended December 31, 2023 and 2022 respectively.

Note 5. Intangible Assets

Intangible assets consist of the following at December 31:

	2023	2022
Patent costs, subject to amortization	$768,000	$768,000
Less: accumulated amortization	(651,000)	(586,000)
Patent costs, net	117,000	182,000
Trademarks, not subject to amortization	124,000	124,000
Total	$241,000	$306,000

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is calculated through the expiration date of the patent. The amount charged to expenses for amortization of the patent costs was $64,000 for each of the years ended December 31, 2023 and 2022, respectively.

Estimated future amortization expense related to patents as of December 31, 2023, is as follows:

Total Amortization
Years ending December 31,
2024	$64,000
2025	49,000
2026	4,000
Intangible asset, net of amortization	$117,000

Note 6. Convertible Notes

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

On October 23, 2023, we drew down $1,390,000 in convertible debt and converted a total of $1,207,000 of principal into 820,160 shares of common stock. Additionally, on December 19, 2023, the Company drew down $470,000 in convertible debt and converted a total of $653,000 of principal and $4,000 of accrued interest into 495,331 shares of common stock, settling all debt. Debt drawdowns included the non-cash settlement of $30,000 in accounts payable.

Note 7. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancelable operating lease which expired on March 31, 2023 and has been extended multiple times, most recently through September 30, 2024. The Company incurred lease expense of $80,000 for the years ended December 31, 2023 and 2022, respectively. Due to the short-term nature of the extensions, there is no right of use asset or related liability as of December 31, 2023. As of December 31, 2022, the right of use asset and related liability were $18,000 and $20,000, respectively.

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

The Company attempted to resolve the issues based on the contractual procedures described in the Supply Agreement. However, on November 4, 2022, in response to a formal proposal of alternate resolutions, the Company received notification from the Manufacturer that it was denying any responsibility for the defective manufacture of the product. In response, on November 10, 2022, the Company filed a complaint in the United States District Court for the Central District of California, Western Division (the “Complaint”), claiming that the Manufacturer had not met its obligations under the Supply Agreement, and seeking economic damages. In response, the Manufacturer terminated the Supply Agreement. On January 20, 2023, the Company filed a voluntary dismissal of the Complaint which allowed the parties to reach a potential resolution outside of the court system. However, as the parties were once again unable to come to an agreement, the Company re-filed the Complaint in California State Court in August 2023 and continues to progress through the court system.

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

Note 8. Stockholders’ Equity

In 2022, the Company issued 23,643 shares of common stock, valued between $5.00 - $5.16 per share, for services rendered. Additionally, 5,000 fully vested shares of common stock were granted and issued for equity-based compensation at a value of $4.50 per share.

In 2022, the Company issued 986 shares of common stock due to the exercise of a warrant at an exercise price of $5.07.

In 2023, the Company issued 1,315,491 shares of common stock pursuant to the conversion of debt and accrued interest, as more fully described in Note 6.

In 2023, the Company issued 165,779 shares of common stock for equity-based compensation. Additionally, 4,094 shares of common stock valued between $1.45 - $4.00 were issued for services.

Warrants

The following is a summary of changes in warrants outstanding for the years ended December 31, 2023 and 2022:

Number of warrants
Outstanding at December 31,2021	1,287,404
Exercised	(986)
Expired	(106,228)
Outstanding at December 31, 2022	1,180,190
Expired	(936,375)
Outstanding at December 31, 2023	243,815

The following is a summary of all outstanding warrants as of December 31, 2023:

Warrant issuance event	Number of warrants	Weighted average exercise price	Exercise price per share	Remaining term in years	Intrinsic value at date of grant

Settlement of deferred compensation	243,815	$6.32	$3.51 - 9.10	0.74	$-

Equity Incentive Plan

Through 2022, the Company issued equity incentive awards under the 2015 Equity Incentive Plan (the “2015 Plan”) and outside the Plan. In June 2023, the Company’s stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”), reserving 650,000 shares for future issuance. The Board of Directors discontinued further grants under the 2015 Plan.

Awards may be granted to employees, members of the Board of Directors and consultants, and may take the form of options, restricted stock, restricted stock units, performance shares and stock appreciation rights. The Company has issued options with no intrinsic value, stock awards and stock units through December 31, 2023, and issues new shares upon exercise of options or vesting of stock awards and stock units.

The Company has reserved approximately 493,000 and 43,000 respectively for awards outstanding under the 2015 Plan and 2023 Plan, and 162,000 shares for equity awards issued outside either of the Company’s equity incentive plans. As of December 31, 2023, 607,000 shares remain available for the issuance of awards under the 2023 Plan. Total shares reserved for awards that are outstanding and expected to vest or available for issuance is 1,305,000 as of December 31, 2023.

Stock-Based Compensation

The total amount of equity-based compensation included in general and administrative expense in the accompanying consolidated statements of operations was $290,000 and $386,000 for the years ended December 31, 2023 and 2022.

As of December 31, 2023, the Company has $93,000 of total unrecognized share-based compensation expense related to unvested options, stock awards and stock units, which is expected to be amortized over the remaining weighted average period of 1.3 years.

Stock Options

The following is a summary of stock option activity:

	Number of Options	Weighted average exercise price per share	Remaining term in years

Outstanding on December 31, 2021	635,889	$7.41	3.8
Issued	64,672	$5.72	8.0
Cancelled/expired	(17,622)	$5.08
Outstanding on December 31, 2022	682,939	$7.30	3.2
Issued	65,468	$1.50	8.0
Cancelled/expired	(161,316)	$7.92
Outstanding on December 31, 2023	587,091	$6.50	3.6

Exercisable, December 31, 2023	526,389	$6.73	3.2

The fair value of the options issued was calculated using the Black-Sholes option pricing model, based on the criteria shown below:

	2023	2022
Expected term (in years)	8	5.5 - 8
Weighted average expected volatility	84.4%	82.8% - 85.7%
Weighted average risk-free interest rate	3.7%	1.5% - 3.9%
Expected dividends	$-	$-
Weighted average grant date fair value per share	$1.21	$4.53

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	-	$-
Granted	46,554	$4.96
Forfeited	(4,631)	$5.38
Unvested at December 31, 2022	41,923	$4.92
Granted	5,000	$1.25
Vested	(4,386)	$5.06
Forfeited	(9,931)	$3.33
Unvested at December 31, 2023	32,606	$4.82

Performance Stock Units

During 2023 and 2022, the Company issued performance share units (“PSUs”) that represent shares potentially issuable based upon achievement of Company and individual performance targets. The grantees have the ability to earn 0% and, in some cases, up to 200% of the PSU target award. The awards also included various time-based service requirements.

The following is a summary of PSU activity:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2022	-	$-
Granted	123,512	$4.50
Forfeited	(105,834)	$4.50
Unvested at December 31, 2022	17,678	$4.50
Cash settled	(17,678)	$4.50
Granted	288,469	$1.70
Forfeited	(179,330)	$1.67
Unvested and expected to vest at December 31, 2023	63,888	$1.84

In February 2023, the awards granted for 2022 were modified to pay the original grant-date fair value of the shares expected to vest in cash. Additionally, the Company performance targets were modified to allow approximately 77,000 shares to vest that would have otherwise been forfeited, and were not included in the total unvested at December 31, 2022. As a result of the modifications, the Company recorded an additional $218,000 in compensation expense in 2023.

Note 9. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2023 and 2022 is summarized below:

	2023	2022
Current:
Federal	$-	$-
State	-	-
Total	-	-
Deferred:
Federal	(464,000)	(956,000)
State	(155,000)	(323,000)
Change in valuation allowance	619,000	1,279,000
Total	-	-
Provision for income taxes	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2023	2022
Statutory federal income tax rate	21%	21%
State tax	7	7
Change in valuation allowance	(28)	(28)
	-%	-%

Components of the net deferred income tax assets at December 31, 2023 and 2022 were as follows:

	2023	2022
Net operating loss carryover	$14,567,000	$13,948,000
Valuation allowance	(14,567,000)	(13,948,000)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $14,567,000 and $13,948,000 allowance at December 31, 2023 and 2022, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for the current period is $619,000 resulting from current year tax losses net of adjustments to finalize the 2022 tax loss upon filing the tax returns.

As of December 31, 2023, the Company has a net operating loss carry forward to offset future taxable income of approximately $52,056,000, $28,482,000 of which begins to expire in 2033. Net operating loss carry forwards of $23,574,000 may be carried forward indefinitely. The Company may have experienced an ownership change that could limit its ability to utilize its operating loss carryforward to offset taxable income in future years. An analysis will be required to determine whether such change has occurred, the outcome of which could impact the Company’s operating results and cash flow if and when it achieves profitability in taxable jurisdictions.

CARES Act

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees from the start of the COVID-19 pandemic through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic.

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined based upon receipt of confirmation of the claim made by its co-employment partner and review of the calculations provided that it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $92,000 within general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2023. The Company recorded a corresponding receivable for the benefit expected to be received within other receivables on the consolidated balance sheet as of December 31, 2023. The Company received the refund in March 2024.

ERC claims can be made in a variety of circumstances with varying degrees of subjectivity and clear authoritative guidance. Paid claims are subject to IRS inspection which may occur prior to expiration of the statute of limitations. The Company’s ERC claim was based on objectively calculated declines in revenue using methods that are clearly defined in the CARES Act and various regulations and interpretations thereof.

Note 10. Business Segments and Customer Concentrations

The Company operates in one business segment. Sales to the following customers represented more than 10% of total sales for the years ended December 31, 2023 and 2022:

	2023	2022
Customer A	15%	20%
Customer B	14%	20%
Customer C	14%	16%
Customer D	11%	5%

Note 11. Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2023	2022

Cash paid during the year for:
Amounts included in the measurement of lease liabilities	$20,000	$78,000

Non-cash financing and investing activities:
Convertible note issued in exchange for trade payables	$30,000	$-
Conversion of debt and interest to equity	$1,863,000	$-
Value of shares relinquished in modification of stock-based compensation awards (Note 8)	$24,000	$-

Note 12. Liquidity

During the years ended December 31, 2023 and 2022, the Company used cash for operations of $2,958,000 and $2,648,000, respectively. The Company has a history of operating losses and negative cash flow, which were expected to improve with growth, offset by working capital required to achieve such growth. As described more fully in Note 7, the litigation against the Manufacturer has resulted in uncertainty around our ability to procure product, which in turn may inhibit our ability to achieve positive cash flow. Additionally, management has considered that dispute resolution, including litigation, is costly and will require the outlay of cash.

However, as of December 31, 2023, we have $1,891,000 of cash and even though we have identified certain indicators, these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern. However, we cannot predict, with certainty, the outcome of its potential actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

