Form 10-Q
period 2024-03-31
BARFRESH FOOD GROUP INC.
filed 2024-05-15
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,719,875 shares as of May 13, 2024.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,167,000	$1,891,000
Trade accounts receivable, net	1,366,000	821,000
Other receivables	20,000	160,000
Inventory, net	1,284,000	1,214,000
Prepaid expenses and other current assets	230,000	67,000
Total current assets	4,067,000	4,153,000
Property, plant and equipment, net of depreciation	350,000	409,000
Intangible assets, net of amortization	226,000	241,000
Other non-current assets	105,000	7,000
Total assets	$4,748,000	$4,810,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,328,000	$1,670,000
Disputed co-manufacturer accounts payable (Note 5)	499,000	499,000
Accrued expenses	225,000	85,000
Accrued payroll and employee related	34,000	53,000
Total current liabilities	2,086,000	2,307,000
Other non-current liabilities	126,000	-
Total liabilities	2,212,000	2,307,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 14,719,875 and 14,420,105 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	-	-
Additional paid in capital	63,781,000	63,299,000
Accumulated deficit	(61,245,000)	(60,796,000)
Total stockholders’ equity	2,536,000	2,503,000
Total liabilities and stockholders’ equity	$4,748,000	$4,810,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
		(restated)
Revenue	$2,829,000	$2,091,000
Cost of revenue	1,659,000	1,236,000
Gross profit	1,170,000	855,000
Operating expenses:
Selling, marketing and distribution	694,000	667,000
General and administrative	858,000	994,000
Depreciation and amortization	67,000	83,000
Total operating expenses	1,619,000	1,744,000

Net loss	$(449,000)	$(889,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	14,500,863	12,977,000
Net loss per share	$(0.03)	$(0.07)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(Unaudited)

	2024	2023
		(restated)
Net loss	$(449,000)	$(889,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	366,000	268,000
Depreciation and amortization	74,000	86,000
Stock and options issued for services	-	8,000
Changes in assets and liabilities
Accounts receivable	(545,000)	(445,000)
Other receivables	140,000	90,000
Inventories	(70,000)	(7,000)
Prepaid expenses and other assets	(107,000)	(92,000)
Accounts payable	(271,000)	(228,000)
Accrued expenses	93,000	(15,000)
Net cash used in operating activities	(769,000)	(1,224,000)

Financing activities
Issuance of debt (Note 6)	65,000	-
Repurchases from stock compensation program	(20,000)	(18,000)
Net cash provided by (used in) financing activities	45,000	(18,000)
Net decrease in cash and restricted cash	(724,000)	(1,242,000)
Cash, beginning of period	1,891,000	3,019,000
Cash, end of period	$1,167,000	$1,777,000

Cash paid during the period for:
Amounts included in the measurement of lease liabilities	$-	$20,000

Non-cash financing and investing activities:
Convertible notes issued in exchange for trade payables	$71,000	$-
Conversion of debt and interest to equity	$136,000	$-
Acquisition of long-term software license in exchange for contract payable	$154,000	$-
Value of shares relinquished in modification of stock-based compensations awards	$-	$24,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 22, 2024. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentration in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	2024	2023
Manufacturer A	63%	48%
Manufacturer B	36%	46%
Manufacturer C	1%	6%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 22, 2024 that have had a material impact on our condensed consolidated financial statements and related notes.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The carrying value of the Company’s financial instruments approximates their fair value.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, there was no allowance for credit losses. There was no credit loss expense for the three months ended March 31, 2024 and 2023.

Other Receivables

Other receivables consist of the Company’s 2021 Employer Retention Credit “ERC” claim, which the Company collected in March 2024, amounts due from vendors for materials acquired on their behalf for use in manufacturing the Company’s products, vendor rebates and freight claims.

ERC claims can be made in a variety of circumstances with varying degrees of subjectivity and clear authoritative guidance. Paid claims are subject to IRS inspection which may occur prior to expiration of the statute of limitations. The Company’s ERC claim was based on objectively calculated declines in revenue using methods that are clearly defined in the Coronavirus Aid, Relief, and Economic Security Act and various regulations and interpretations thereof.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending March 31, 2024 and 2023, storage and outbound freight totaled approximately $364,000 and $311,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $30,000 and $21,000, in research and development expense for the three months ending March 31, 2024 and 2023, respectively.

Loss Per Share

For the three months ended March 31, 2024 and 2023 common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Reclassifications

Certain reclassifications have been made to the 2023 financial statements to conform to the 2024 presentation, namely stock-based compensation paid to the Company’s directors has been reclassified from stock and options issued for services and shares repurchased for employee tax withholding under the Company’s stock compensation program have been reclassified to financing activities in the consolidated statement of cash flows, with corresponding changes reflected in the statement of stockholders’ equity for the three months ended March 31, 2023.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Restatement of Prior Financial Information

This Company’s previously filed unaudited statement of operations and cash flow statement have been restated to correct errors in calculating depreciation. From a quantitative and qualitative perspective, the Company determined that correcting the previously filed financial statements would not require amendment to its previously filed reports on Form 10-Q and 10-K. The effect of the correction of previously issued financial statements is summarized below:

	Three-months ended March 31, 2023
	As Previously
	Reported	Adjustment	Restated
Consolidated Statement of Operations
Depreciation and amortization	$104,000	$(21,000)	$83,000
Total operating expenses	$1,765,000	$(21,000)	$1,744,000
Net loss	$(910,000)	$21,000	$(889,000)

Consolidated Statement of Cash Flows
Net loss	$(910,000)	$21,000	$(889,000)
Depreciation and amortization	$107,000	$(21,000)	$86,000
Net cash used in operating activities	$(1,224,000)	$-	$(1,224,000)

Note 3. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$28,000	$28,000
Finished goods	1,256,000	1,186,000
Inventory, net	$1,284,000	$1,214,000

Note 4. Property Plant and Equipment

Property and equipment, net consist of the following:

	March 31,	December 31,
	2024	2023
Manufacturing equipment	$1,546,000	$1,546,000
Customer equipment	1,404,000	1,410,000
	2,950,000	2,956,000
Less: accumulated depreciation	(2,600,000)	(2,547,000)
Property and equipment, net of depreciation	$350,000	$409,000

Depreciation expense related to these assets was approximately $59,000 and $71,000 each of the three months ended March 31, 2024 and 2023. Depreciation expense in cost of revenue was $7,000 and $4,000 for the three months ended March 31, 2024 and 2023, respectively.

Note 5. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expired on March 31, 2023, and was extended in a series of amendments through September 30, 2024. The Company’s periodic lease cost was approximately $20,000 for each of the three months ended March 31, 2024 and 2023.

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

Note 6. Convertible Notes

From July 2023 to March 2024, the Company executed subscription agreements for substantially all of a $2,000,000 privately placed convertible debt offering. The debt was available to be drawn in 25% increments, maturing on the anniversary of the draw, bearing interest at 10% per annum for the term, regardless of earlier payment or conversion, and was mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the greater of $1.20 or 85% of the volume-weighted average price of the common stock for the ten trading days immediately preceding the written notice of the conversion (the “Conversion Price”). If the Company had not exercised the mandatory conversion, the holder of the debt had the option after six months and on up to four occasions to convert all or any portion of the principal and interest into shares of the Company’s common stock at the Conversion Price.

On October 23, 2023, the Company drew down $1,390,000 in convertible debt and converted a total of $1,207,000 of principal into 820,160 shares of common stock. Additionally, on December 19, 2023, the Company drew down $470,000 in convertible debt and converted a total of $653,000 of principal and $4,000 of accrued interest into 495,331 shares of common stock. Finally, on March 27 and 29, 2024 the Company drew down $136,000 in convertible debt and converted the total drawn into 124,208 shares, settling all debt. Debt drawdowns included the non-cash settlement of $30,000 and $71,000 in accounts payable in the year ended December 31, 2023 and the three months ended March 31, 2024, respectively.

Note 7. Stockholders’ Equity

The following are changes in stockholders’ equity for the three months ended March 31, 2023 and 2024:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2022	12,934,741	$-	$60,905,000	$(57,972,000)	$2,933,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	65,779	-	(18,000)	-	(18,000)
Equity-based compensation expense	-	-	268,000	-	268,000
Cash settlement of equity-based compensation	-	-	(24,000)	-	(24,000)
Issuance of stock for services	2,083	-	8,000	-	8,000
Net loss	-	-	-	(889,000)	(889,000)
Balance March 31, 2023	13,002,603	$-	$61,139,000	$(58,861,000)	$2,278,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2023	14,420,105	$-	$63,299,000	$(60,796,000)	$2,503,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	175,562	-	(20,000)	-	(20,000)
Equity-based compensation expense	-	-	366,000	-	366,000
Conversion of debt and interest (Note 6)	124,208	-	136,000	-	136,000
Net loss	-	-	-	(449,000)	(449,000)
Balance March 31, 2024	14,719,875	$-	$63,781,000	$(61,245,000)	$2,536,000

Warrants

During the three months ended March 31, 2024, 122,739 warrants at a weighted average exercise price of $9.10 per share expired.

Equity Incentive Plan

Through 2022, the Company issued equity awards under the 2015 Equity Incentive Plan (the “2015 Plan”) and outside the Plan. In June 2023, the Company’s stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”), reserving 650,000 shares for future issuance. The Board of Directors discontinued further grants under the 2015 Plan. In March 2024, the Board of Directors amended the 2023 Plan to reserve an additional 650,000 shares for future issuance, bringing the total for the plan to 1,300,000, and to provide an evergreen provision that reserves additional shares depending on future non-plan issuances of common stock.

As of March 31, 2024, the Company has $77,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 1.1 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2023	587,091	$6.50	3.6
Issued	43,695	$1.50	8.0
Outstanding on March 31, 2024	630,786	$6.15	3.8

Exercisable, March 31, 2024	582,316	$6.31	3.6

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2024
Expected term (in years)	8.0
Expected volatility	84.4%
Risk-free interest rate	3.9%
Expected dividends	$-
Weighted average grant date fair value per share	$1.15

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the three months ended March 31, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2024	32,606	$4.82
Granted	5,000	$1.20
Vested	(10,233)	$5.26
Unvested at March 31, 2024	27,373	$3.99

Performance Share Units

During 2023 and 2024, the Company issued performance share units (“PSUs”) that represented shares potentially issuable based upon Company and individual performance in the years of issuance.

The following table summarizes the activity for the Company’s unvested PSUs for the three months ended March 31, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2024	63,888	$1.70
Granted	445,000	$1.20
Vested	(48,932)	$1.15
Forfeited	(2,548)	$1.15
Unvested and expected to vest at March 31, 2024	457,408	$1.20

In February 2023, the unvested awards issued and outstanding for individual performance under the 2022 PSU program were modified to cash-settle the original grant-date fair value of approximately $80,000, resulting in incremental compensation of $56,000 after considering the $24,000 fair value of the vested shares at the date of the modification. Additionally, the Company performance targets were modified to allow approximately 71,000 PSUs to vest, with an additional time-based vesting requirement for approximately 26,000 of the PSUs. Because the awards did not vest based on the original terms, the modification was considered a new grant, resulting in $64,000 in compensation expense in the three-months ended March 31, 2023.

The Company adopted a 2024 PSU program in March 2024, granting approximately 445,000 PSUs at target performance against company-wide metrics. The results for the three months ended March 31, 2024 include $125,000 in expense for the 2024 PSU program. Estimates of expense associated with 2024 performance will be reassessed each quarter through the performance period.

Note 8. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of March 31, 2024, the estimated effective tax rate for 2024 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2018 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three months ended March 31, 2024 and 2023, the Company did not incur any interest and penalties associated with tax positions. As of March 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

Note 9. Liquidity

During the three months ended March 31, 2024, the Company used cash for operations of $769,000. The Company has a history of operating losses and negative cash flow, which were expected to improve with growth, offset by working capital required to achieve such growth. As described more fully in Note 5, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in our ability to procure certain products, which has and may continue to inhibit our ability to achieve positive cash flow until we are able to expand our manufacturing capacity. Additionally, management has considered that dispute resolution, including litigation, is costly and will require the outlay of cash.

However, as of March 31, 2024, the Company has $1,167,000 of cash. As such, even though management has identified certain indicators, these indicators do not raise substantial doubt regarding the Company’s ability to continue as a going concern. However, management cannot predict, with certainty, the outcome of its potential actions to generate liquidity, including the availability of additional financing, or whether such actions would generate the expected liquidity as planned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 22, 2024, and other reports that we file with the SEC from time to time.

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

Results of Operations

Results of Operation for the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Revenue and cost of revenue

Revenue increased $738,000, or 35%, to $2,829,000 in 2024 as compared to $2,091,000 in 2023. Our revenue in 2024 benefited from continued acceptance of our carton packaging format and improvements in bulk sales, including our WHIRLZ 100% juice product that was reintroduced in the fourth quarter of 2023, as the impact of venue closures and labor shortages resulting from the pandemic had substantially resolved. Our revenues in 2023 were adversely impacted because of lost customers and supply constraints resulting from the product issues and related dispute with the Manufacturer. While the introduction of our carton packaging format has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. We have been able to expand our capacity on a limited basis at our existing smoothie bottle manufacturer and are actively working to develop additional manufacturing capacity. We expect expanded capacity to become available in 2024, subject to the risks and uncertainties associated with contracting and pre-production activities.

Cost of revenue increased $423,000, or 34%, to $1,659,000 in 2024 as compared to $1,236,000 in 2023. Cost of revenue increased at a lower rate compared to revenue due to product mix and slight improvements in raw material and other input costs.

Our gross profit was $1,170,000 (41.4%) and $855,000 (40.9%) for 2024 and 2023, respectively. The improvement in gross margin is a result of favorable product mix, pricing actions, and a slight improvement in the cost of supply chain components.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Three months ended March 31, 2024	Three months ended March 31, 2023	Change	Percent
Sales and marketing	$330,000	$356,000	$(26,000)	-7%
Storage and outbound freight	364,000	311,000	53,000	17%
Sales, marketing and distribution expense	$694,000	$667,000	$27,000	4%

Selling, marketing and distribution expense increased approximately $27,000 (4%) from approximately $667,000 in 2023 to $694,000 in 2024.

Sales and marketing expense decreased approximately $26,000 (-7%) from approximately $356,000 in 2023 to $330,000 in 2024. The decrease is a result of headcount reductions and lower advertising expense, partially offset by higher broker commissions due to expansion of the broker network and the increase in revenue.

Storage and outbound freight expense increased approximately $53,000 (17%) from approximately $311,000 in 2023 to $364,000 in 2024, primarily because of the 35% increase in revenue, freight efficiencies, and lower storage and inventory management cost in 2024 because of inventory disposals following the dispute with the Manufacturer.

General and administrative expense

	Three months ended March 31,	Three months ended March 31,
	2024	2023	Change	Percent
Personnel costs	$262,000	$489,000	$(227,000)	-46%
Stock-based compensation	303,000	209,000	94,000	45%
Legal, professional and consulting fees	157,000	115,000	42,000	37%
Director fees paid in cash	-	25,000	(25,000)	-100%
Research and development	30,000	21,000	9,000	43%
Other general and administrative expenses	106,000	135,000	(29,000)	-21%
	$858,000	$994,000	$(136,000)	-14%

General and administrative expense decreased approximately $136,000 (-14%) from approximately $994,000 in 2023 to $858,000 in 2024.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes. Personnel cost decreased by approximately $227,000 (-46%) from approximately $489,000 to $262,000 and stock-based compensation increased by approximately $94,000 (45%) from $209,000 to $303,000. The decrease in personnel cost resulted from a reduction in headcount and the decision to issue stock-based compensation in lieu of cash bonuses. Additionally, approximately $54,000 in officer salaries and vacation pay were settled in our stock and classified as stock-based compensation in the three months ended March 31, 2024. Further, directors’ fees previously paid in cash were instead paid in our stock. The actions surrounding cash bonuses, conversion of other cash compensation and directors’ fees as well as the first quarter performance in 2024 against annual operating plan targets resulted in a $94,000 increase in stock-based compensation in 2024 compared to 2023.

Legal, professional, and consulting fees increased by $42,000 (37%) as a result of legal spend in pursuit of our claim against the Manufacturer.

Other general and administrative expenses decreased by approximately $29,000 (-21%) due to a reduction in operating costs associated with the product withdrawal.

Net loss

We had net losses of approximately $449,000 and $889,000 for the three-month periods ended March 31, 2024 and 2023, respectively. The decrease in net loss of approximately $440,000, was the result of improved revenue and margins, and a reduction of approximately $125,000 in operating expenses due to cost-saving measures.

Liquidity and Capital Resources

On June 1, 2021, we completed a private placement of 1,282,051 shares of its common stock at $4.68 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,000 in interest into 133,991 shares of common stock and debt in the amount of $840,000 was retired, leaving the Company with no debt.

From July 2023 to March 2024, we executed subscription agreements for substantially all of a $2,000,000 privately placed convertible debt offering. The debt was available to be drawn in 25% increments, maturing on the anniversary of the draw, bearing interest at 10% per annum for the term, regardless of earlier payment or conversion, and was mandatorily convertible as to principal and interest into shares of our common stock at any time prior to maturity at the greater of $1.20 or 85% of the volume-weighted average price of the common stock for the ten trading days immediately preceding the written notice of the conversion (the “Conversion Price”). If we had not exercised the mandatory conversion, the holder of the debt had the option after six months and on up to four occasions to convert all or any portion of the principal and interest into shares of the our common stock at the Conversion Price. On October 23, 2023, we issued $1,390,000 of convertible notes pursuant to the subscription agreements, and immediately converted $1,207,000 of principal and interest into approximately 820,000 shares of common stock. Additionally, on December 19, 2023, we drew down $470,000 in convertible debt and converted a total of $653,000 of principal and $4,000 of accrued interest into 495,331 shares of common stock. Finally, on March 27 and 29, 2024 we drew down $136,000 in convertible debt and converted the total drawn into 124,208 shares, settling all debt.

During the three months ended March 31, 2024, we used $769,000 in operations. Our net loss adjusted for non-cash operating expenses was essentially breakeven, while changes in non-cash current assets and liabilities consumed $760,000 primarily as a result of increased accounts receivable due to the $907,000 increase in revenue compared to the fourth quarter of 2023 and to a lesser extent due to timing of inventory purchases and resulting payments to vendors.

As of March 31, 2024, we had working capital of $1,981,000 compared with $1,846,000 at December 31, 2023. The increase in working capital is primarily due to capital raised in the three months ended March 31, 2024 through the sale convertible notes and the conversion of those notes and other current liabilities to equity.

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control and reduce fixed overhead expense. Our current dispute with the Manufacturer and the resulting loss of product supply and legal expense continue to negatively impact our financial position, results of operations and cash flow. While the introduction of our carton packaging format has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. We have identified and are actively working to develop additional smoothie bottle manufacturing capacity. We expect expanded capacity to become available in 2024, subject to the risks and uncertainties associated with contracting and pre-production activities. Additionally, we have taken other measures to reduce our liquidity requirements, including compensating our directors and employees with equity to reduce cash compensation requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Through 2023, we had previously disclosed a material weakness in our internal control over financial reporting related to the control environment, which was impacted by inadequate segregation of duties, including information technology control activities.

We took actions to remediate the material weakness relating to our internal control over financial reporting, as described below. The controls and processes we implemented to remediate the identified material weakness included:

●	Implemented procedures to mitigate the lack of segregation of duties
●	Retained additional information technology resources which bolstered control over data access and changes to operating systems

As a result of the mediation activities and controls in place as of March 31, 2024 described above, we have remediated this previously disclosed material weakness. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

Other than the remediation steps taken above, there were no additional changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2024, the Company issued 51,723 shares of common stock for services valued at $75,000. On March 27 and 29, 2024, the Company drew down $71,000 and $65,000, respectively, in convertible debt and immediately converted a total of $136,000 of principal into 124,208 shares of common stock.

The Company relied upon the exemption from registration contained in Rule 506(b) and Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of persons, including prospective investors and existing debt holders, (ii) each offer was made through direct communication with the offerees by the Company, (iii) each of the offerees, which included three directors of the Company, had the requisite sophistication and financial ability to bear risks of investing in the Company’s common stock, (iv) the Company provided disclosure to the offerees, and (v) there was no general solicitation and no commission or remuneration was paid in connection with the offers.

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

BARFRESH FOOD GROUP INC.

Date: May 15, 2024	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

