Form 10-Q
period 2024-06-30
BARFRESH FOOD GROUP INC.
filed 2024-08-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,746,172 shares as of August 12, 2024.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Current assets:
Cash	$383,000	$1,891,000
Trade accounts receivable, net	671,000	821,000
Other receivables	19,000	160,000
Inventory, net	1,534,000	1,214,000
Prepaid expenses and other current assets	122,000	67,000
Total current assets	2,729,000	4,153,000
Property, plant and equipment, net of depreciation	300,000	409,000
Intangible assets, net of amortization	210,000	241,000
Other non-current assets	92,000	7,000
Total assets	$3,331,000	$4,810,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$843,000	$1,670,000
Disputed co-manufacturer accounts payable (Note 4)	499,000	499,000
Accrued expenses	155,000	85,000
Accrued payroll and employee related	47,000	53,000
Total current liabilities	1,544,000	2,307,000
Other non-current liabilities	111,000	-
Total liabilities	1,655,000	2,307,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 14,723,906 and 14,420,105 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Additional paid in capital	63,932,000	63,299,000
Accumulated deficit	(62,256,000)	(60,796,000)
Total stockholders’ equity	1,676,000	2,503,000
Total liabilities and stockholders’ equity	$3,331,000	$4,810,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue	$1,464,000	$1,511,000	$4,293,000	$3,602,000
Cost of revenue	955,000	1,037,000	2,614,000	2,273,000
Gross profit	509,000	474,000	1,679,000	1,329,000
Operating expenses:
Selling, marketing and distribution	583,000	625,000	1,277,000	1,293,000
General and administrative	871,000	493,000	1,729,000	1,487,000
Depreciation and amortization	66,000	98,000	133,000	196,000
Total operating expenses	1,520,000	1,216,000	3,139,000	2,976,000

Net loss	$(1,011,000)	$(742,000)	$(1,460,000)	$(1,647,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	14,722,020	13,003,000	14,611,000	12,290,000
Net loss per share	$(0.07)	$(0.06)	$(0.10)	$(0.13)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

(Unaudited)

	2024	2023
Net loss	$(1,460,000)	$(1,647,000)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	517,000	211,000
Depreciation and amortization	144,000	205,000
Stock and options issued for services	-	8,000
Changes in assets and liabilities
Accounts receivable	150,000	(236,000)
Other receivables	141,000	(7,000)
Inventories	(320,000)	78,000
Prepaid expenses and other assets	14,000	(22,000)
Accounts payable	(756,000)	(759,000)
Accrued expenses	21,000	120,000
Net cash used in operating activities	(1,549,000)	(2,049,000)

Investing activities
Purchase of property and equipment	(4,000)	-
Net cash used in investing activities	(4,000)	-

Financing activities
Issuance of debt	65,000	-
Repurchases from stock compensation program	(20,000)	(18,000)
Net cash provided by (used in) financing activities	45,000	(18,000)
Net decrease in cash	(1,508,000)	(2,067,000)
Cash, beginning of period	1,891,000	3,019,000
Cash, end of period	$383,000	$952,000

Cash paid during the period for:
Amounts included in the measurement of lease liabilities	$-	$20,000

Non-cash financing and investing activities:
Convertible notes issued in exchange for trade payables	$71,000	$-
Conversion of debt and interest to equity	$136,000	$-
Acquisition of long-term software license in exchange for contract payable	$154,000	$-
Value of shares relinquished in modification of stock-based compensations awards	$-	$24,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentration in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Manufacturer A	45%	34%	56%	41%
Manufacturer B	49%	50%	41%	49%
Manufacturer C	6%	16%	3%	10%

	100%	100%	100%	100%

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

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, there was no allowance for credit losses. There was no credit loss expense for the three and six months ended June 30, 2024 and 2023.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending June 30, 2024 and 2023, storage and outbound freight totaled approximately $217,000 and $252,000, respectively. For the six months ended June 30, 2024 and 2023, storage and outbound freight totaled approximately $581,000 and $562,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $17,000 and $35,000 in research and development expense for the three months ended June 30, 2024 and 2023, respectively, and $47,000 and $56,000 for the six months ended June 30, 2024 and 2023, respectively.

Loss Per Share

For the three and six months ended June 30, 2024 and 2023 common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Reclassifications

Certain reclassifications have been made to the 2023 financial statements to conform to the 2024 presentation, namely stock-based compensation paid to the Company’s directors has been reclassified from stock and options issued for services and shares repurchased for employee tax withholding under the Company’s stock compensation program have been reclassified to financing activities in the consolidated statement of cash flows, with corresponding changes reflected in the statement of stockholders’ equity for the six months ended June 30, 2023.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$28,000	$28,000
Finished goods	1,506,000	1,186,000
Inventory, net	$1,534,000	$1,214,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
	2024	2023
Manufacturing equipment	$1,546,000	$1,546,000
Customer equipment	1,408,000	1,410,000
	2,954,000	2,956,000
Less: accumulated depreciation	(2,654,000)	(2,547,000)
Property and equipment, net of depreciation	$300,000	$409,000

Depreciation expense related to these assets was approximately $56,000 and $87,000 for the three months ended June 30, 2024 and 2023, respectively, and $113,000 and $174,000 for the six months ended June 30, 2024 and 2023, respectively. Depreciation expense in cost of revenue was $6,000 and $5,000 for the three months ended June 30, 2024 and 2023, respectively, and $13,000 and $10,000 for the six months ended June 30, 2024 and 2023, respectively.

Note 4. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expired on March 31, 2023, and was extended in a series of amendments through September 30, 2024. The Company’s periodic lease cost was approximately $20,000 for each of the three months ended June 30, 2024 and 2023 and $40,000 for each of the six months ended June 30, 2024 and 2023.

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

In May 2024, the Company entered into a non-recourse litigation financing arrangement which is expected to be adequate to pursue the Complaint to conclusion.

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

On October 23, 2023, the Company drew down $1,390,000 in convertible debt and converted a total of $1,207,000 of principal into 820,160 shares of common stock. Additionally, on December 19, 2023, the Company drew down $470,000 in convertible debt and converted a total of $653,000 of principal and $4,000 of accrued interest into 495,331 shares of common stock. Finally, on March 27 and 29, 2024 the Company drew down $136,000 in convertible debt and converted the total drawn into 124,208 shares, settling all debt. Debt drawdowns included the non-cash settlement of $30,000 and $71,000 in 2023 and 2024, respectively.

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the six months ended June 30, 2023 and 2024:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2022	12,934,741	$-	$60,905,000	$(57,972,000)	$2,933,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	65,779	-	(18,000)	-	(18,000)
Equity-based compensation expense	-	-	211,000	-	211,000
Cash settlement of equity-based compensation	-	-	(24,000)	-	(24,000)
Issuance of stock for services	2,083	-	8,000	-	8,000
Net loss	-	-	-	(1,647,000)	(1,647,000)
Balance June 30, 2023	13,002,603	$-	$61,082,000	$(59,619,000)	$1,463,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2023	14,420,105	$-	$63,299,000	$(60,796,000)	$2,503,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	179,593	-	(20,000)	-	(20,000)
Equity-based compensation expense	-	-	517,000	-	517,000
Conversion of debt and interest (Note 5)	124,208	-	136,000	-	136,000
Net loss	-	-	-	(1,460,000)	(1,460,000)
Balance June 30, 2024	14,723,906	$-	$63,932,000	$(62,256,000)	$1,676,000

Warrants

During the six months ended June 30, 2024, 122,739 warrants at a weighted average exercise price of $9.10 per share expired.

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

As of June 30, 2024, the Company has $797,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 2.5 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2023	587,091	$6.50	3.6
Issued	229,849	$1.97	8.0
Expired	(71,930)	$7.95
Outstanding on June 30, 2024	745,010	$4.96	5.5

Exercisable, June 30, 2024	531,540	$6.02	3.9

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2024
Expected term (in years)	8.0
Expected volatility	93.5%
Risk-free interest rate	4.2%
Expected dividends	$-
Weighted average grant date fair value per share	$1.71

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the six months ended June 30, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2024	32,606	$4.82
Granted	65,000	$1.73
Vested	(10,733)	$5.58
Unvested at June 30, 2024	86,873	$2.41

Performance Share Units

During 2023 and 2024, the Company issued performance share units (“PSUs”) that represented shares potentially issuable based upon Company and individual performance in the years of issuance.

The following table summarizes the activity for the Company’s unvested PSUs for the six months ended June 30, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2024	63,888	$1.70
Granted	429,844	$1.22
Vested	(55,217)	$1.15
Unvested and expected to vest at June 30, 2024	438,515	$1.20

In February 2023, the unvested awards issued and outstanding for individual performance under the 2022 PSU program were modified to cash-settle the original grant-date fair value of approximately $80,000, resulting in incremental compensation of $56,000 after considering the $24,000 fair value of the vested shares at the date of the modification. Additionally, the Company performance targets were modified to allow approximately 71,000 PSUs to vest, with an additional time-based vesting requirement for approximately 26,000 of the PSUs. Because the awards did not vest based on the original terms, the modification was considered a new grant, resulting in $64,000 in compensation expense in the six months ended June 30, 2023.

The Company adopted a 2024 PSU program in March 2024, granting approximately 429,000 PSUs at target performance against company-wide and individual performance metrics. The results for the three and six months ended June 30, 2024 include $85,000 and $210,000, respectively, in expense for the 2024 PSU program. Estimates of expense associated with 2024 performance will be reassessed each quarter through the performance period.

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of June 30, 2024, the estimated effective tax rate for 2024 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2018 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three and six months ended June 30, 2024 and 2023, the Company did not incur any interest and penalties associated with tax positions. As of June 30, 2024, the Company did not have any significant unrecognized uncertain tax positions.

Note 8. Subsequent Event

In August 2024, the Company secured a $1,500,000 receivables financing facility which bears interest at prime plus 1.2% per annum on amounts borrowed. The facility has a thirteen-month term that renews annually and is secured by accounts receivable and inventory.

Note 9. Liquidity

During the six months ended June 30, 2024, the Company used $1,549,000 in operations. As of June 30, 2024, the Company had $1,185,000 of working capital, including $383,000 in cash.

The Company has a history of negative cash flow and operating losses, which were expected to improve with growth. As described more fully in Note 4, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in our ability to procure certain products necessary to achieve our growth projections and in elevated legal costs. To mitigate the impact, the Company has built inventory in anticipation of third quarter seasonal requirements, contributing $320,000 to the cash used in operations in the first half of 2024. The Company expects that the seasonality in its cash flow will ease as additional contracted capacity commences production in the third and fourth quarters of 2024. Additionally, in May 2024, the Company obtained non-recourse litigation financing to allow vigorous pursuit of the complaint against the Manufacturer without further expense to the Company.

The financial position at June 30, 2024 and historical results raise substantial doubt about the Company’s ability to continue as a going concern, which has been alleviated. As described, the Company has taken and partially completed steps to mitigate the dispute related issues. Additionally, in August 2024, the Company secured receivables financing of $1,500,000. Management believes that other potential actions are feasible, including raising additional financing and reducing growth-related expenditures. While management cannot predict with certainty whether additional actions would achieve the predicted outcome, the availability of such options, along with the actions already taken, resulted in the alleviation of the substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operation for the Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023

Revenue and cost of revenue

Revenue decreased $47,000, or 3%, to $1,464,000 in 2024 as compared to $1,511,000 in 2023. Our revenue in 2024 benefited from continued acceptance of our carton packaging format and improvements in bulk sales due to the reintroduction of our WHIRLZ 100% juice product in the fourth quarter of 2023. Our revenues in 2023 were positively impacted by adjustments to estimated credits related to the dispute with the Manufacturer. Excluding such adjustments, revenue increased by 6%.

While the introduction of our carton packaging format has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. We have been able to expand our capacity on a limited basis at our existing smoothie bottle manufacturer and in July 2024 contracted with an additional manufacturer. We expect expanded capacity to become available in the third quarter of 2024, subject to the risks and uncertainties associated with pre-production activities.

Cost of revenue decreased $82,000, or 8%, to $955,000 in 2024 as compared to $1,037,000 in 2023. Cost of revenue decreased at a higher rate compared to revenue due to product mix and slight improvements in raw material and other input costs.

Our gross profit was $509,000 (34.8%) and $474,000 (31.4%) for 2024 and 2023, respectively. The improvement in gross margin is a result of favorable product mix, pricing actions, and a slight improvement in the cost of supply chain components.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Three months ended June 30,	Three months ended June 30,
	2024	2023	Change	Percent
Sales and marketing	$366,000	$373,000	$(7,000)	-2%
Storage and outbound freight	217,000	252,000	(35,000)	-14%
	$583,000	$625,000	$(42,000)	-7%

Selling, marketing and distribution expense decreased approximately $42,000 (7%) from approximately $625,000 in 2023 to $583,000 in 2024.

Sales and marketing expense decreased approximately $7,000 (5%) from approximately $373,000 in 2023 to $366,000 in 2024. The increase is a result of a reduction in compensation expense, partially offset by higher broker commissions due to expansion of the broker network.

Storage and outbound freight expense decreased approximately $35,000 (14%) from approximately $252,000 in 2023 to $217,000 in 2024, primarily because of freight efficiencies, and lower storage and inventory management cost in 2024.

General and administrative expense

	Three months ended June 30,	Three months ended June 30,
	2024	2023	Change	Percent
Personnel costs	$341,000	$244,000	$97,000	40%
Stock-based compensation	214,000	(15,000)	229,000	-1527%
Legal, professional and consulting fees	59,000	59,000	-	0%
Director fees paid in cash	-	25,000	(25,000)	-100%
Research and development	17,000	35,000	(18,000)	-51%
Other general and administrative expenses	240,000	145,000	95,000	66%
	$871,000	$493,000	$378,000	77%

General and administrative expenses increased approximately $378,000 (77%) from approximately $493,000 in 2023 to $871,000 in 2024.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes. Personnel cost increased by approximately $97,000 (40%) from approximately $244,000 in 2023 to $341,000 in 2024. The increase in personnel cost resulted from the non-recurrence of the recognition of a COVID-19 related Employee Retention Tax Credit in 2023.

Stock-based compensation increased by approximately $229,000 from ($15,000) in 2023 to $214,000 in 2024 as a result of the Company adopting an equity-only structure for management incentives Board of Directors compensation, implemented to conserve cash and to achieve compliance with NASDAQ listing regulations.

Other general and administrative expenses increased by approximately $95,000 (66%) due to recruiting fees incurred to broaden the capabilities of our management team.

Net loss

We had net losses of approximately $1,011,000 and $742,000 for the three-month periods ended June 30, 2024 and 2023, respectively. The increase in net loss of approximately $269,000, was primarily the result of a shift to stock-based compensation and the non-recurrence of recognizing ERTC benefits in 2023.

Results of Operation for the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

Revenue and cost of revenue

Revenue increased $691,000, or 19%, to $4,293,000 in 2024 as compared to $3,602,000 in 2023. Our revenue in 2024 benefited from continued acceptance of our carton packaging format and improvements in bulk sales due to the reintroduction of our WHIRLZ 100% juice product in the fourth quarter of 2023.

Cost of revenue increased $341,000, or 15%, to $2,614,000 in 2024 as compared to $2,273,000 in 2023. Cost of revenue increased at a lower rate compared to revenue due to product mix and slight improvements in raw material and other input costs.

Our gross profit was $1,679,000 (39.1%) and $1,329,000 (36.9%) for 2024 and 2023, respectively. The improvement in gross margin is a result of favorable product mix, pricing actions, and a slight improvement in the cost of supply chain components.

Selling, marketing and distribution expense

	Six months ended June 30,	Six months ended June 30,
	2024	2023	Change	Percent
Sales and marketing	$696,000	$731,000	$(35,000)	-5%
Storage and outbound freight	581,000	562,000	19,000	3%
	$1,277,000	$1,293,000	$(16,000)	-1%

Selling, marketing and distribution expense decreased approximately $16,000 (1%) from approximately $1,293,000 in 2023 to $1,277,000 in 2024.

Sales and marketing expense decreased approximately $35,000 (5%) from approximately $731,000 in 2023 to $696,000 in 2024. The decrease is a result of a reduction in compensation expense. Advertising and sample expense were lower as a result of non-recurring costs in 2023 associated with the launch of our smoothie carton format offering. These cost reductions were partially offset by higher broker commissions due to expansion of the broker network.

Storage and outbound freight expense increased approximately $19,000 (3%) from approximately $562,000 in 2023 to $581,000 in 2024, primarily because of the 19% increase in revenue over the same period, partially offset by freight efficiencies, and lower storage and inventory management cost in 2024.

General and administrative expense

	Six months ended June 30,	Six months ended June 30,
	2024	2023	Change	Percent
Personnel costs	$603,000	$733,000	$(130,000)	-18%
Stock based compensation	517,000	191,000	326,000	171%
Legal, professional and consulting fees	215,000	173,000	42,000	24%
Director fees paid in cash	-	50,000	(50,000)	-100%
Research and development	47,000	56,000	(9,000)	-16%
Other general and administrative expenses	347,000	284,000	63,000	22%
	$1,729,000	$1,487,000	$242,000	16%

General and administrative expenses increased approximately $242,000 (16%) from approximately $1,487,000 in 2023 to $1,729,000 in 2024.

Personnel cost decreased by approximately $130,000 (18%) from approximately $733,000 in 2023 to $603,000 in 2024. The decrease in personnel cost resulted from a reduction in headcount and cash bonus expense as a result of adopting an equity-only incentive structure in mid-2023, partially offset by the non-recurrence of the recognition of a COVID-19 related Employee Retention Tax Credit in 2023.

Stock-based compensation increased by approximately $326,000 from $191,000 in 2023 to $517,000 in 2024 as a result of the Company adopting an equity-only structure for management incentives Board of Directors compensation, implemented to conserve cash and to achieve compliance with NASDAQ listing regulations.

Other general and administrative expenses increased by approximately $63,000 (22%) due to recruiting fees incurred to broaden the capabilities of our management team, partially offset by a decrease in patent fees due to targeted renewals in 2024.

Net loss

We had net losses of approximately $1,460,000 and $1,647,000 for the six-month periods ended June 30, 2024 and 2023, respectively. The decrease in net loss of approximately $187,000, was primarily the result an increase in gross profit of approximately $350,000, partially offset by increased operating expense of $163,000 due to the shift to stock-based compensation and the non-recurrence of recognizing ERTC benefits in 2023.

Liquidity and Capital Resources

On June 1, 2021, we completed a private placement of 1,282,051 shares of our common stock at $4.68 per share, resulting in gross proceeds of $6,000,000. In addition, holders of debt converted a total of $399,000 in principal and $234,000 in interest into 133,991 shares of common stock and debt in the amount of $840,000 was retired, leaving the Company with no debt.

From July 2023 to March 2024, we executed subscription agreements for substantially all of a $2,000,000 privately placed convertible debt offering. The debt was available to be drawn in 25% increments, maturing on the anniversary of the draw, bearing interest at 10% per annum for the term, regardless of earlier payment or conversion, and was mandatorily convertible as to principal and interest into shares of our common stock at any time prior to maturity at the greater of $1.20 or 85% of the volume-weighted average price of the common stock for the ten trading days immediately preceding the written notice of the conversion (the “Conversion Price”). If we had not exercised the mandatory conversion, the holder of the debt had the option after six months and on up to four occasions to convert all or any portion of the principal and interest into shares of our common stock at the Conversion Price. On October 23, 2023, we issued $1,390,000 of convertible notes pursuant to the subscription agreements, and immediately converted $1,207,000 of principal and interest into approximately 820,000 shares of common stock. Additionally, on December 19, 2023, we drew down $470,000 in convertible debt and converted a total of $653,000 of principal and $4,000 of accrued interest into 495,331 shares of common stock. Finally, on March 27 and 29, 2024, we drew down $136,000 in convertible debt and converted the total drawn into 124,208 shares, settling all debt.

During the six months ended June 30, 2024, we used $1,549,000 in operations. Our net loss adjusted for non-cash operating expenses was a loss of $799,000, while changes in non-cash current assets and liabilities consumed $750,000 primarily as a result of increased inventory built at our Twist & Go bottle manufacturer in advance of orders for the 2024/25 academic year to alleviate capacity constraints while we bring up additional locations contracted in the third quarter of 2024. Additionally, our accounts payable decreased with other manufacturing locations as we slowed purchases in anticipation of the summer recess in the education channel.

As of June 30, 2024, we had working capital of $1,185,000 compared with $1,846,000 at December 31, 2023. The decrease in working capital is primarily due to losses incurred in the six months ended June 30, 2024, partially offset by capital raised in the six months ended June 30, 2024 through the sale convertible notes and the conversion of those notes and other current liabilities to equity.

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control fixed overhead expense. Our current dispute with the Manufacturer and the resulting loss of product supply and legal expense continue to negatively impact our financial position, results of operations and cash flow. While the introduction of our carton packaging format has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. We have contracted with a co-manufacturer for additional smoothie bottle manufacturing capacity. We expect expanded capacity to become available in 2024, subject to the risks and uncertainties associated with pre-production activities. Additionally, we have taken other measures to reduce our liquidity requirements, including compensating our directors and employees with equity to reduce cash compensation requirements, obtaining non-recourse litigation financing, and securing receivables financing in the third quarter of 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As a result of the remediation activities and controls in place as of June 30, 2024 described above, we have remediated this previously disclosed material weakness. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

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

BARFRESH FOOD GROUP INC.

Date: August 14, 2024	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

