Form 10-Q
period 2024-09-30
BARFRESH FOOD GROUP INC.
filed 2024-10-24
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,746,172 shares as of October 21, 2024.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Assets
Current assets:
Cash	$401,000	$1,891,000
Trade accounts receivable, net	1,663,000	821,000
Other receivables	30,000	160,000
Inventory, net	770,000	1,214,000
Prepaid expenses and other current assets	226,000	67,000
Total current assets	3,090,000	4,153,000
Property, plant and equipment, net of depreciation	390,000	409,000
Intangible assets, net of amortization	194,000	241,000
Other non-current assets	98,000	7,000
Total assets	$3,772,000	$4,810,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit, net	$86,000	$-
Accounts payable	1,220,000	1,670,000
Disputed co-manufacturer accounts payable (Note 4)	499,000	499,000
Accrued expenses	270,000	85,000
Accrued payroll and employee related	48,000	53,000
Financing agreements - current	95,000	-
Total current liabilities	2,218,000	2,307,000
Financing agreements	151,000	-
Total liabilities	2,369,000	2,307,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 14,746,172 and 14,420,105 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Additional paid in capital	64,172,000	63,299,000
Accumulated deficit	(62,769,000)	(60,796,000)
Total stockholders’ equity	1,403,000	2,503,000
Total liabilities and stockholders’ equity	$3,772,000	$4,810,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue	$3,637,000	$2,603,000	$7,929,000	$6,205,000
Cost of revenue	2,377,000	1,690,000	4,991,000	3,963,000
Gross profit	1,260,000	913,000	2,938,000	2,242,000
Operating expenses:
Selling, marketing and distribution	990,000	697,000	2,267,000	1,990,000
General and administrative	705,000	577,000	2,423,000	2,062,000
Depreciation and amortization	65,000	114,000	197,000	310,000
Total operating expenses	1,760,000	1,388,000	4,887,000	4,362,000
Loss from operations	(500,000)	(475,000)	(1,949,000)	(2,120,000)
Interest expense	13,000	1,000	24,000	3,000
Net loss	$(513,000)	$(476,000)	$(1,973,000)	$(2,123,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	14,744,000	13,036,000	14,655,000	13,005,000
Net loss per share	$(0.03)	$(0.04)	$(0.13)	$(0.16)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	2024	2023
Net loss	$(1,973,000)	$(2,123,000)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	757,000	514,000
Depreciation and amortization	217,000	325,000
Amortization of debt discounts	17,000	-
Stock and options issued for services	-	11,000
Changes in assets and liabilities
Accounts receivable	(842,000)	(1,033,000)
Other receivables	130,000	(15,000)
Inventories	444,000	300,000
Prepaid expenses and other assets	(95,000)	(27,000)
Accounts payable	(379,000)	195,000
Accrued expenses	180,000	(137,000)
Net cash used in operating activities	(1,544,000)	(1,990,000)

Investing activities
Purchase of property and equipment	(61,000)	-
Net cash used in investing activities	(61,000)	-

Financing activities
Borrowings under line of credit	930,000	-
Repayment of line of credit	(847,000)	-
Issuance of convertible debt	65,000	-
Financing agreement payments	(13,000)	-
Repurchases from stock compensation program	(20,000)	(18,000)
Net cash provided by (used in) financing activities	115,000	(18,000)
Net decrease in cash	(1,490,000)	(2,008,000)
Cash, beginning of period	1,891,000	3,019,000
Cash, end of period	$401,000	$1,011,000

Cash paid during the period for:
Amounts included in the measurement of lease liabilities	$-	$20,000

Non-cash financing and investing activities:
Convertible notes issued in exchange for trade payables	$71,000	$-
Conversion of debt and interest to equity	$136,000	$-
Financed acquisition of long-term assets	$245,000	$-
Value of shares relinquished in modification of stock-based compensations awards	$-	$24,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentration in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Manufacturer A	63%	55%	58%	47%
Manufacturer B	37%	37%	40%	44%
Manufacturer C	0%	8%	2%	9%

	100%	100%	100%	100%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 22, 2024 that have had a material impact on our condensed consolidated financial statements and related notes.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, the line of credit and financing agreements. The carrying value of the Company’s financial instruments approximates their fair value.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses. There was no credit loss expense for the three and nine months ended September 30, 2024 and 2023.

Other Receivables

Other receivables consist of the Company’s 2021 Employee Retention Tax Credit “ERTC” claim, which the Company collected in March 2024, amounts due from vendors for materials acquired on their behalf for use in manufacturing the Company’s products, vendor rebates and freight claims.

ERTC claims can be made in a variety of circumstances with varying degrees of subjectivity and clear authoritative guidance. Paid claims are subject to IRS inspection which may occur prior to expiration of the statute of limitations. The Company’s ERTC claim was based on objectively calculated declines in revenue using methods that are clearly defined in the Coronavirus Aid, Relief, and Economic Security Act and various regulations and interpretations thereof.

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

7

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending September 30, 2024 and 2023, storage and outbound freight totaled approximately $480,000 and $370,000, respectively. For the nine months ended September 30, 2024 and 2023, storage and outbound freight totaled approximately $1,061,000 and $932,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $52,000 and $32,000 in research and development expense for the three months ended September 30, 2024 and 2023, respectively, and $99,000 and $88,000 for the nine months ended September 30, 2024 and 2023, respectively.

Loss Per Share

For the three and nine months ended September 30, 2024 and 2023, common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Reclassifications

Certain reclassifications have been made to the 2023 financial statements to conform to the 2024 presentation, namely stock-based compensation paid to the Company’s directors has been reclassified from stock and options issued for services and shares repurchased for employee tax withholding under the Company’s stock compensation program have been reclassified to financing activities in the consolidated statement of cash flows, with corresponding changes reflected in the statement of stockholders’ equity for the nine months ended September 30, 2023.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2024	2023
Raw materials and packaging	$335,000	$28,000
Finished goods	435,000	1,186,000
Inventory, net	$770,000	$1,214,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	September 30,	December 31,
	2024	2023
Manufacturing equipment	$1,548,000	$1,546,000
Customer equipment	1,402,000	1,410,000
Construction in progress	145,000	-
	3,095,000	2,956,000
Less: accumulated depreciation	(2,705,000)	(2,547,000)
Property and equipment, net of depreciation	$390,000	$409,000

Depreciation expense related to these assets was approximately $55,000 and $102,000 for the three months ended September 30, 2024 and 2023, respectively, and $168,000 and $277,000 for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense in cost of revenue was $6,000 and $4,000 for the three months ended September 30, 2024 and 2023, respectively, and $19,000 and $13,000 for the nine months ended September 30, 2024 and 2023, respectively.

Note 4. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expired on March 31, 2023, and was extended in a series of amendments through March 31, 2025. The Company’s periodic lease cost was approximately $20,000 for each of the three month periods ended September 30, 2024 and 2023 and $60,000 for each of the nine month periods ended September 30, 2024 and 2023.

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

Note 5. Debt

Line of Credit

In August 2024, the Company secured receivables financing of $1,500,000 (the “Facility”). Under the Facility, the Company may borrow up to 90% of eligible customer account balances. Amounts outstanding bear interest at a rate prime plus 1.2% (9.20% as of September 30, 2024) and collateral fees of 0.15% and are secured by accounts receivable and inventory. The Facility terminates on September 5, 2025, and renews automatically, unless notice is given or received. As of September 30, 2024, borrowings under the Facility amounted to $86,000, net of unamortized deferred financing cost of $14,000, and $1,400,000 was available to borrow.

Financing Agreements

In 2024, the Company entered into financing agreements to purchase equipment and software as a service, with imputed or stated interest of 15-19%. Amounts due under the agreements are as follows as of September 30, 2024:

2024 (3 months)	$32,000
2025	129,000
2026	136,000
Total payments due	297,000
Less: interest	(51,000)
246,000
Less: current portion	(95,000)
Financing agreements	$151,000

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

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the nine months ended September 30, 2023 and 2024:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2022	12,934,741	$-	$60,905,000	$(57,972,000)	$2,933,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	165,779	-	(18,000)	-	(18,000)
Equity-based compensation expense	-	-	514,000	-	514,000
Cash settlement of equity-based compensation	-	-	(24,000)	-	(24,000)
Issuance of stock for services	4,094	-	11,000	-	11,000
Net loss	-	-	-	(2,123,000)	(2,123,000)
Balance September 30, 2023	13,104,614	$-	$61,388,000	$(60,095,000)	$1,293,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2023	14,420,105	$-	$63,299,000	$(60,796,000)	$2,503,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	201,859	-	(20,000)	-	(20,000)
Equity-based compensation expense	-	-	757,000	-	757,000
Conversion of debt and interest (Note 5)	124,208	-	136,000	-	136,000
Net loss	-	-	-	(1,973,000)	(1,973,000)
Balance September 30, 2024	14,746,172	$-	$64,172,000	$(62,769,000)	$1,403,000

Warrants

During the nine months ended September 30, 2024, 122,739 warrants at a weighted average exercise price of $9.10 per share expired.

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

As of September 30, 2024, the Company has $545,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 2.8 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2023	587,091	$6.50	3.6
Issued	238,482	$2.05	8.0
Expired	(71,930)	$7.95
Outstanding on September 30, 2024	753,643	$4.95	5.3

Exercisable, September 30, 2024	540,681	$5.98	3.8

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2024
Expected term (in years)	8.0
Expected volatility	93.5%
Risk-free interest rate	4.2%
Expected dividends	$-
Weighted average grant date fair value per share	$1.77

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the nine months ended September 30, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2024	32,606	$4.82
Granted	65,000	$1.73
Vested	(10,733)	$5.58
Unvested at September 30, 2024	86,873	$2.41

Performance Share Units

During 2023 and 2024, the Company issued performance share units (“PSUs”) that represented shares potentially issuable based upon Company and individual performance in the years of issuance.

The following table summarizes the activity for the Company’s unvested PSUs for the nine months ended September 30, 2024:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2024	63,888	$1.70
Granted	429,844	$1.22
Vested	(55,217)	$1.15
Unvested and expected to vest at September 30, 2024	438,515	$1.20

In February 2023, the unvested awards issued and outstanding for individual performance under the 2022 PSU program were modified to cash-settle the original grant-date fair value of approximately $80,000, resulting in incremental compensation of $56,000 after considering the $24,000 fair value of the vested shares at the date of the modification. Additionally, the Company performance targets were modified to allow approximately 71,000 PSUs to vest, with an additional time-based vesting requirement for approximately 26,000 of the PSUs. Because the awards did not vest based on the original terms, the modification was considered a new grant, resulting in $64,000 in compensation expense in the nine months ended September 30, 2023.

The Company adopted a 2024 PSU program in March 2024, granting approximately 430,000 PSUs at target performance against company-wide and individual performance metrics. The results for the three and nine months ended September 30, 2024 include $79,000 and $289,000, respectively, in expense for the 2024 PSU program. Estimates of expense associated with 2024 performance will be reassessed each quarter through the performance period.

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of September 30, 2024, the estimated effective tax rate for 2024 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2018 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three and nine months ended September 30, 2024 and 2023, the Company did not incur any interest and penalties associated with tax positions. As of September 30, 2024, the Company did not have any significant unrecognized uncertain tax positions.

Note 8. Liquidity

During the nine months ended September 30, 2024, the Company used $1,544,000 in operations. As of September 30, 2024, the Company had $1,371,000 of working capital, including $401,000 in cash and excluding $499,000 in disputed co-manufacturer accounts payable (Note 4).

The Company has a history of negative cash flow and operating losses, which were expected to improve with growth. As described more fully in Note 4, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in the Company’s ability to procure certain products necessary to achieve our growth projections and in elevated legal costs.

To mitigate the impact of procurement constraints, the Company built and paid for inventory in anticipation of third quarter seasonal requirements, contributing $320,000 to the cash used in operations in the first half of 2024. The inventory build allowed the Company to generate a 40% increase in revenue in the three months ended September 30, 2024 compared to the prior year quarter. Accounts receivable increased with revenue by $504,000 compared with September 30, 2023. The Company secured a receivables-based line of credit in August 2024 of $1,500,000, with $1,400,000 available to borrow as of September 30, 2024. Management expects that the cash cycle will shorten as additional contracted capacity commences production in the fourth quarter of 2024, offset by additional working capital necessary for further anticipated growth. Additionally, in May 2024, the Company obtained non-recourse litigation financing to allow vigorous pursuit of the complaint against the Manufacturer without further expense to the Company.

Although alleviated, the financial position at September 30, 2024 and historical results raise substantial doubt about the Company’s ability to continue as a going concern. As described, the Company has taken and partially completed steps to mitigate the dispute related issues. Management believes that other potential actions are feasible, including raising additional financing and reducing growth-related expenditures. While management cannot predict with certainty whether additional actions would achieve the predicted outcome, the availability of such options, along with the actions already taken, resulted in the alleviation of the substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operation for the Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

Revenue and cost of revenue

Revenue increased $1,034,000, or 40%, to $3,637,000 in 2024 as compared to $2,603,000 in 2023. Our revenue in 2024 benefited from increased sales of our bottled Twist & Go smoothies due to improved availability resulting from inventory built over the months prior to the commencement of the school year, continued acceptance of Twist & Go smoothies provided in cartons, and improvements in bulk sales due to the reintroduction of our WHIRLZ 100% juice product in the fourth quarter of 2023.

We have been able to expand our capacity on a limited basis at our existing smoothie bottle manufacturer and in July 2024 contracted with an additional manufacturer. We expect expanded capacity to become available in the fourth quarter of 2024, subject to the risks and uncertainties associated with pre-production activities.

Cost of revenue increased $687,000, or 41%, to $2,377,000 in 2024 as compared to $1,690,000 in 2023. Cost of revenue increased at a slightly higher rate compared to revenue due to $126,000 in cost incurred to relocate our single-serve smoothie pouch production line.

Our gross profit was $1,260,000 (35%) and $913,000 (35%) for 2024 and 2023, respectively. Excluding production relocation costs, our gross profit was $1,386,000 in 2024 (38%). The improvement in gross margin is a result of favorable product mix, pricing actions, and a slight improvement in the cost of supply chain components.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Three months ended September 30,	Three months ended September 30,
	2024	2023	Change	Percent
Sales and marketing	$510,000	$327,000	$183,000	56%
Storage and outbound freight	480,000	370,000	110,000	30%
	$990,000	$697,000	$293,000	42%

Selling, marketing and distribution expense increased approximately $293,000 (42%) from approximately $697,000 in 2023 to $990,000 in 2024.

Sales and marketing expense increased approximately $183,000 (56%) from approximately $327,000 in 2023 to $510,000 in 2024. The increase is a result of higher personnel cost, travel and broker commissions due to expansion of the broker network.

Storage and outbound freight expense increased approximately $110,000 (30%) from approximately $370,000 in 2023 to $480,000 in 2024, lower than the 40% rate of increase in revenue primarily because of freight efficiencies, and lower storage and inventory management cost in 2024.

General and administrative expense

	Three months ended September 30,	Three months ended September 30,
	2024	2023	Change	Percent
Personnel costs	$312,000	$196,000	$116,000	59%
Stock-based compensation	179,000	240,000	(61,000)	-25%
Legal, professional and consulting fees	36,000	61,000	(25,000)	-41%
Director fees paid in cash	-	(50,000)	50,000	-100%
Research and development	52,000	32,000	20,000	63%
Other general and administrative expenses	126,000	98,000	28,000	29%
	$705,000	$577,000	$128,000	22%

General and administrative expenses increased approximately $128,000 (22%) from approximately $577,000 in 2023 to $705,000 in 2024.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes. Personnel cost increased by approximately $116,000 (59%) from approximately $196,000 in 2023 to $312,000 in 2024. The increase in personnel cost resulted from the non-recurrence of the 2023 reversal of cash bonuses in favor of increased performance-based stock compensation in the third quarter, increased head count and higher staff utilization, and resulting deferral of paid time off. Similarly, director fees paid in cash decreased as a result of a shift to stock-based compensation in the third quarter of 2023.

Stock-based compensation decreased by approximately $61,000 (25%) from $240,000 in 2023 to $179,000 in 2024 as a result of the aforementioned 2023 third quarter shift to performance-based stock-based compensation, partially offset by stock-based compensation associated with increased headcount.

Other general and administrative expenses increased by approximately $28,000 (29%) due to increased information technology costs and the non-recurrence of certain 2023 adjustments to estimates.

Net loss

We had net losses of approximately $513,000 and $476,000 for the three-month periods ended September 30, 2024 and 2023, respectively. The increase in net loss of approximately $37,000, was primarily the result of operating expense increases of $384,000 due to headcount, and variable freight and broker commission costs, partially offset by increased gross profit of $347,000 from our 40% increase in revenue.

Results of Operation for the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

Revenue and cost of revenue

Revenue increased $1,724,000, or 28%, to $7,929,000 in 2024 as compared to $6,205,000 in 2023. Our revenue in 2024 benefited from continued acceptance of our carton packaging format, increased sales of our bottled Twist & Go smoothies due to improved availability in the third quarter of 2024, and improvements in bulk sales due to the reintroduction of our WHIRLZ 100% juice product in the fourth quarter of 2023.

Cost of revenue increased $1,028,000, or 26%, to $4,991,000 in 2024 as compared to $3,963,000 in 2023. Cost of revenue increased at a lower rate compared to revenue due to product mix and slight improvements in raw material and other input costs, partially offset by $176,000 in cost incurred to relocate our single-serve smoothie pouch production line.

Our gross profit was $2,938,000 (37%) and $2,242,000 (36%) for 2024 and 2023, respectively. Excluding production relocation costs, our gross profit was $3,114,000 in 2024 (39%). The improvement in gross margin is a result of favorable product mix, pricing actions, and a slight improvement in the cost of supply chain components.

Selling, marketing and distribution expense

	Nine months ended September 30,	Nine months ended September 30,
	2024	2023	Change	Percent
Sales and marketing	$1,206,000	$1,058,000	$148,000	14%
Storage and outbound freight	1,061,000	932,000	129,000	14%
	$2,267,000	$1,990,000	$277,000	14%

Selling, marketing and distribution expense increased approximately $277,000 (14%) from approximately $1,990,000 in 2023 to $2,267,000 in 2024.

Sales and marketing expense increased approximately $148,000 (14%) from approximately $1,058,000 in 2023 to $1,206,000 in 2024. The increase is a result of higher personnel costs, travel and broker commission due to expansion of the broker network. Advertising and sample expense were lower as a result of non-recurring costs in 2023 associated with the launch of our smoothie carton format offering.

Storage and outbound freight expense increased approximately $129,000 (14%) from approximately $932,000 in 2023 to $1,061,000 in 2024, primarily because of the 28% increase in revenue over the same period, partially offset by freight efficiencies, and lower storage and inventory management cost in 2024.

General and administrative expense

	Nine months ended September 30,	Nine months ended September 30,
	2024	2023	Change	Percent
Personnel costs	$916,000	$929,000	$(13,000)	-1%
Stock based compensation	696,000	431,000	265,000	61%
Legal, professional and consulting fees	250,000	236,000	14,000	6%
Research and development	99,000	88,000	11,000	13%
Other general and administrative expenses	462,000	378,000	84,000	22%
	$2,423,000	$2,062,000	$361,000	18%

General and administrative expenses increased approximately $361,000 (18%) from approximately $2,062,000 in 2023 to $2,423,000 in 2024.

Personnel cost decreased by approximately $13,000 (1%) from approximately $929,000 in 2023 to $916,000 in 2024. The decrease in personnel cost resulted from a reduction in headcount and cash bonus expense as a result of adopting an equity-only incentive structure in mid-2023, partially offset by the non-recurrence of the recognition of a COVID-19 related Employee Retention Tax Credit in 2023.

Stock-based compensation increased by approximately $265,000 (61%) from $431,000 in 2023 to $696,000 in 2024 as a result of the Company adopting an equity-only structure for management incentives and Board of Directors compensation, implemented to conserve cash and to achieve compliance with NASDAQ listing regulations. Increases in management headcount and the issuance of long-term incentive awards also contributed to the increase.

Other general and administrative expenses increased by approximately $84,000 (22%) due to recruiting fees incurred to broaden the capabilities of our management team, partially offset by a decrease in patent fees due to targeted renewals in 2024.

Net loss

We had net losses of approximately $1,973,000 and $2,123,000 for the nine-month periods ended September 30, 2024 and 2023, respectively. The decrease in net loss of approximately $150,000, was primarily the result an increase in gross profit of approximately $696,000, partially offset by increased operating expense of $546,000 due to variable freight and broker commission costs, increased headcount, and the non-recurrence of recognizing ERTC benefits in 2023.

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

During the nine months ended September 30, 2024, we used $1,544,000 in operations. Our net loss adjusted for non-cash operating expenses was a loss of $982,000, while changes in non-cash current assets and liabilities consumed $562,000 primarily because of increased accounts receivable resulting from our 40% increase in revenue compared to the nine months ended September 30, 2024. Additionally, our accounts payable decreased as we improved adherence with vendor terms. These changes were partially offset by a $444,000 reduction in inventory.

As of September 30, 2024, we had working capital of $1,371,000 compared with $2,345,000 at December 31, 2023, both excluding disputed accounts payable of $499,000 resulting from our dispute with the Manufacturer. The decrease in working capital is primarily due to losses incurred in the nine months ended September 30, 2024, partially offset by capital raised in the nine months ended September 30, 2024 through the sale of convertible notes and the conversion of those notes and other current liabilities to equity.

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control fixed overhead expense. Our current dispute with the Manufacturer and the resulting loss of product supply and legal expense have negatively impacted our financial position, results of operations and cash flow. While the introduction of our carton packaging format in 2023 has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. We have contracted with a co-manufacturer for additional smoothie bottle manufacturing capacity. We expect expanded capacity to become available in the fourth quarter of 2024, subject to the risks and uncertainties associated with pre-production activities. Additionally, we have taken other measures to reduce our liquidity requirements, including compensating our directors and employees with equity to reduce cash compensation requirements, obtaining non-recourse litigation financing, and securing receivables financing in the third quarter of 2024.

Our operations to date have been financed by the sale of securities, the issuance of convertible debt and the issuance of short-term debt. If we are unable to generate sufficient cash flow from operations with the capital raised we will be required to raise additional funds either in the form of equity or in the form of debt. There are no assurances that we will be able to generate the necessary capital to carry out our current plan of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As a result of the remediation activities and controls in place as of September 30, 2024 described above, we have remediated this previously disclosed material weakness. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2024, the Company issued 22,266 shares of common stock for services valued at $97,300.

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

BARFRESH FOOD GROUP INC.

Date: October 24, 2024	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2024	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

