Form 10-K
period 2024-12-31
BARFRESH FOOD GROUP INC.
filed 2025-03-27
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2024 was $28,770,790.

As of March 24, 2025, there were 15,810,080 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of December 31, 2024. Other items incorporated by reference are listed in the Exhibit Index of this Annual Report on Form 10-K.

BARFRESH FOOD GROUP INC.

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (“Annual Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be forward-looking statements. The forward-looking statements included or incorporated by reference in this Annual Report and those reports, statements, information and announcements address activities, events or developments that Barfresh Food Group Inc., a Delaware corporation (hereinafter referred to as “we”. “us”, “our”, “Company” or “Barfresh”), expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may”, “should”, “could”, “predict”, “potential”, “believe”, “will likely result”, “expect”, “will continue”, “anticipate”, “seek”, “estimate”, “intend”, “plan”, “projection”, “would”, “outlook” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.

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

The Company’s ready-to-drink smoothie, “Twist & Go”™, has initially been focused towards the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program and Smart Snacks in Schools Program. This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in three different flavors: strawberry banana, peach, and mango pineapple. The product was originally launched in a bottled packaging format. The Company introduced Twist & Go™ cartons in 2022. Twist & Go™ contains no added sugars, preservatives, artificial flavors or colors. At only 125 -130 calories and with 5 grams of protein, it makes the perfect start to any day or on-the-go snack.

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

In 2024, the Company introduced its ready-to-eat juice pop, “Pop & Go” ™, with initial shipments in the fourth quarter of 2024. The product will initially be focused towards the National School Lunch and Smart Snacks in Schools Programs. Pop & Go ™ contains 4 oz of juice, no added sugars, preservatives or artificial flavors or colors, and comes in five flavors.

Distribution

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors.

Manufacturing

Barfresh utilizes contract manufacturers to manufacture all of its products in the United States.

Research and Development

The Company incurred approximately $132,000 and $115,000 in research and development expenses for the years ended December 31, 2024 and 2023, respectively.

Competition

There is significant competition in the smoothie market at both the institutional and consumer purchasing level.

The Company distributes products to institutional customers primarily through distributors to school districts. The Company has recently launched its Twist & Go ready-to-drink smoothie as well as a “no sugar added” version of the bulk “Easy Pour” format, WHIRLZ 100% Juice Concentrates, both of which are specifically targeted for the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program, and Smart Snacks in Schools Program. At the institutional level, the Company competes with other food and beverage manufacturers, many of which have significantly greater financial resources and distribution reach.

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

Employees

As of March 24, 2025, the Company has 11 employees and 3 consultants.

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

Issues with a manufacturer have resulted in significant losses, as well as other negative impacts.

As described more fully in Item 7, we experienced product quality issues with a contract manufacturer (the “Manufacturer”) that provided approximately 52% of our products in the year ended December 31, 2022. Complaints from customers led us to withdraw product from the market and destroy existing inventory.

In addition to the financial damage from the product withdrawal, we must obtain suitable replacement contract manufacturers and regain the confidence of our customers and investing public, all while seeking a resolution with the Manufacturer. These tasks have required substantial amounts of personnel and capital resources in 2023 and 2024, including production trial and other start-up costs, with ongoing activities expected in 2025.

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

Our success depends largely on government funding of school nutrition programs, which is influenced by government policy, and to a lesser extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. There is no certainty regarding economic conditions in the United States, and credit and financial markets and confidence in economic conditions could deteriorate at any time. Accordingly, we may experience declines in revenue during economic turmoil or during periods of uncertainty including uncertainty resulting from war, terrorism or contagious disease.

The challenges of competing with the many food services businesses may result in reductions in our revenue and operating margins.

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, and overall experience. Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers across all four day parts. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers across all day parts, or changes in our menu that eliminate items popular with some consumers could harm our business. We compete primarily with other food manufacturers that participate in the K-12 market. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market quicker than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, could reduce our revenue and operating margins. We also compete with other employers in our markets for workers and may become subject to higher labor costs as a result of such competition.

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

Our experience with the Manufacturer demonstrates how our reliance on a limited number of manufacturers and suppliers further increases this risk. Most of our suppliers and manufacturers produce similar products for other companies, and our products may represent a small portion of their businesses. Further, it takes a newly engaged manufacturer typically up to nine months of retrofitting/ preparation before it can begin producing our products. In 2023 and 2024 we did not have contracts in place to produce sufficient units to meet projected demand. If one of our manufacturers fails to perform, we would be faced with a significant interruption in our supply chain. If one of our manufacturers or suppliers fails to perform or deliver products, for any reason, our sales and results of operations could be adversely affected. Furthermore, if we are unable to meet our customers’ demands due to a disruption in our supply chain, we may lose that customer which could adversely affect our business, financial condition and results of operations.

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

We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in increased working capital requirements, higher storage costs, increased trade spending and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

Increases in costs of packaging, ingredients and contract manufacturing tolling fees may have an adverse impact on our gross margin.

Packaging costs such as paper and aluminum cans have experienced industry-wide price increases in the past and there is always the risk that the Company’s contract manufacturers increase their toll rates based on increases in their fixed and variable costs. If the Company is unable to pass on these costs, the gross margin will be significantly impacted.

Fluctuations in various food and supply costs, particularly fruit and dairy, could adversely affect our operating results.

Supplies and prices of the various ingredients that we are going to use can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries.

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

As an increasing portion of our sales is coming from school districts, our business is becoming more seasonal, which presents certain challenges with respect to cash flow.

With sales to school districts representing an increasing percentage of our total sales, we require a significant amount of working capital to fund the production of inventory during the third calendar quarter. Revenues from sales to school districts generally are reflected in our first quarter and third quarter results. We continue efforts to have less fluctuation with respect to working capital – for example by developing a frozen juice pop product which we expect to be more popular during warmer months of the year – but such efforts require time to be accepted in the marketplace.

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

Our litigation with the Manufacturer was voluntarily withdrawn from the court system in January 2023 and refiled in August 2023, as we were unable to reach a suitable resolution. While we believe that that our claims have merit, there is no assurance of a favorable outcome to this case. In 2024, we obtained litigation financing to pursue our claims without risk to our financial position or operating results.

Our inability to protect our intellectual property rights may force us to incur unanticipated costs.

Our success may depend, in part, on our ability to obtain and maintain protection in the United States and internationally for certain intellectual property incorporated into our products. Our intellectual property rights may be challenged, narrowed, invalidated or circumvented, which could limit our ability to prevent competitors from marketing similar solutions that limit the effectiveness of our patent protection and force us to incur unanticipated costs. In addition, existing laws of some countries in which we may provide services or solutions may offer only limited protection of our intellectual property rights.

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

Failure to maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Our management is responsible for establishing and maintaining effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to generate accurate financial statements that, in turn, could cause a loss of investor confidence and a decline in the market price of our common stock. We cannot assure you that we will be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we cannot assure you that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Some foreign companies, including some that may compete with our Company, may not be subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time to time in countries in which we conduct our business. However, our employees or other agents may engage in conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Our use of information technology and third-party service providers exposes us to cybersecurity breaches and other business disruptions.

We use information technology and third-party service providers to support our business processes and activities, including supporting critical business operations such as manufacturing and distribution; communicating with our suppliers, customers and employees; maintaining effective accounting processes and financial and disclosure controls; executing corporate transactions; conducting research and development activities; and meeting regulatory, legal and tax requirements. Shared service centers managed by third parties provide an increasing number of services important to conduct our business, including accounting, internal control, human resources and computing functions.

Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware; other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems. In addition, we are experiencing new and more frequent attempts by third parties to gain access to our systems, such as through increased email phishing of our workforce

We leverage third parties for various technology and business services who may experience cybersecurity breaches, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, cyber extortion, employee or insider error, malfeasance, social engineering, physical breaches or other actions or attempts to exploit vulnerabilities may cause confidential information or Personally Identifiable Information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. These risks could be magnified since the number of employees, contractors and others working outside of offices increased since the COVID-19 pandemic. Additionally, continued geopolitical turmoil, including the ongoing wars in Ukraine and Israel, has heightened the risk of cyberattacks. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. Cyber threats to externally hosted technology and business services are beyond our control. Additionally, new initiatives, such as those related to digital commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure to a cybersecurity breach. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

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

Nasdaq Listing Rule 5550 requires companies that list on The Nasdaq Stock Market to maintain certain financial metrics. In May 2023, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(b), which requires companies listed on The Nasdaq Stock Market with a history of losses to maintain either a minimum market value of listed securities of $35,000,000 or a minimum of $2,500,000 in stockholders’ equity. While we regained compliance with this Rule in 2023, our stockholders’ equity at December 31, 2024 was only $578,000. We have instead maintained compliance based on the $35,000,000 minimum market value requirement. Unless and until we are able to achieve and maintain annual net income from continuing operations of $500,000, fluctuations in the market value of our listed securities may cause us to fail to meet Nasdaq listing standards and result in our common stock only being tradable in the over-the-counter markets.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our share price and trading volume could decline.

The trading market for our common stock may be impacted, in part, by research and reports that securities or industry analysts publish about our business or us. There can be no assurance that analysts will cover us, continue to cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price may decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

We may be required to seek financing through the issuance of equity or convertible securities to fund our operations. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions or for other business purposes. The future issuance of any such additional shares of common stock will result in dilution to our shareholders and may create downward pressure on the trading price of our common stock.

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

At present, members of our board of directors and/or their affiliated entities control over 50% of the outstanding shares of voting stock, and therefore have the power to control all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We are committed to our goal to protect sensitive business-related and personal information, as well as our information systems. Although the size and scope of our operations is limited compared to larger global operations, we are subject to numerous and evolving cybersecurity risks that could adversely and materially affect our business, financial condition and results of operations. In that regard, we have increased our investment in information systems by upgrading outsourced services and technology platforms previously utilized.

Our Management Leadership Team, with oversight from the Board of Directors, has implemented a comprehensive cybersecurity program, including incident response process, aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and NIST Computer Security Incident Handling Guide (NIST SP 800-61) to assess, identify, address and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems.

Our Chief Financial Officer has operational responsibility for oversight of our outsourced information technology services, our information security programs, protections, and efforts, along with leading efforts for implementing, monitoring, and maintaining cybersecurity and data security strategy, policy, standards, architecture, and practices across our business. We anticipate that our outsourced services will update the Chief Financial Officer and Chief Executive Officer on these matters and work closely with these Senior Executives to oversee compliance with legal, regulatory, and contractual security requirements with the guidance of outside counsel.

Our Board, in coordination with the Audit Committee, will oversee the Company’s enterprise risks arising from cybersecurity threats and will periodically review the measures we have implemented to identify and mitigate data protection and cybersecurity risks. We have a Cybersecurity Incident Response Plan (“CSIRP”) to provide the organizational and operational structure, processes, and procedures for investigating, containing, documenting and mitigating cybersecurity incidents. We have implemented a risk-based approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

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

Item 2. Properties.

Our principal executive offices are located at 3600 Wilshire Boulevard Suite 1720, Los Angeles, 90010. Beginning in April 2019, we leased this office space pursuant to a direct lease for approximately $80,000 annually through March 31, 2023. The Company extended its lease multiple times, most recently through March 2025, while management evaluates options for renewal or relocation.

Item 3. Legal Proceedings

As described in Note 6, the Company has an on-going dispute with the Manufacturer, the outcome of which cannot be predicted at this time.

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

Holders

On March 24, 2025, there were 15,810,080 shares of our common stock outstanding. Our shares of common stock are held by 85 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

None.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal years ended December 31, 2024 and 2023. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

Overview

The Company’s products are packaged in four distinct formats.

The Company’s ready-to-drink smoothie, Twist & Go™, has initially been focused towards the USDA national school meal program, including the School Breakfast Program, the National School Lunch Program and Smart Snacks in Schools Program. This sweet fruit and creamy yogurt smoothie contains four ounces of yogurt and a half-cup of fruit/fruit juice and comes in three different flavors: strawberry banana, peach, and mango pineapple. “Twist & Go”™ contains no added sugars, preservatives, artificial flavors or colors. At only 125 -130 calories and with 5 grams of protein, it makes the perfect start to any day or on-the-go snack.

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

Domestic and international patents are owned by Barfresh, as well as related trademarks for all of the single serve products. Patent rights have been maintained in two jurisdictions including the United States. The patents expire in 2025.

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

Results of Operations

Revenue and cost of revenue

Revenue was $10,717,000 in 2024 compared to $8,127,000 in 2023, an increase of $2,590,000, or 32%. Our revenue in 2024 benefited from increased sales of our bottled Twist & Go smoothies due to improved availability resulting from inventory built over the months prior to the commencement of the school year, continued acceptance of Twist & Go smoothies provided in cartons, and improvements in bulk sales due to the reintroduction of our WHIRLZ 100% juice product in the fourth quarter of 2023.

Cost of revenue was $7,049,000 in 2024 compared to $5,243,000 in 2023, an increase of $1,806,000, or 34%. Cost of revenue increased at a slightly higher rate compared to revenue due to $283,000 in cost incurred to relocate our single-serve smoothie pouch production line.

Our gross profit was $3,668,000 (34%) and $2,884,000 (36%) for 2024 and 2023, respectively. Excluding production relocation costs, our gross profit was $3,951,000 in 2024 (37%). The improvement in gross margin is a result of favorable product mix, pricing actions, and a slight improvement in the cost of supply chain components.

Selling, marketing and distribution expense

	Year ended December 31,
	2024	2023	Change	Percent
Sales and marketing	$1,666,000	$1,336,000	$330,000	25%
Storage and outbound freight	1,473,000	1,278,000	195,000	15%
	$3,139,000	$2,614,000	$525,000	20%

Selling, marketing and distribution expense increased approximately $525,000 (20%) from $2,614,000 in 2023 to $3,139,000 in 2024.

Sales and marketing expense increased approximately $330,000 (25%) from approximately $1,336,000 in 2023 to $1,666,000 in 2024. The increase is a result of higher personnel costs, travel and broker commission due to expansion of the broker network.

Storage and outbound freight expense increased approximately $195,000 (15%) from $1,278,000 in 2023 to $1,473,000 in 2024, primarily because of the 32% increase in revenue over the same period, partially offset by freight efficiencies, and lower storage and inventory management cost in 2024.

General and administrative expense

	Year ended December 31,
	2024	2023	Change	Percent
Personnel costs	$1,250,000	$1,199,000	$51,000	4%
Stock based compensation	784,000	543,000	241,000	44%
Legal, professional and consulting fees	282,000	310,000	(28,000)	-9%
Research and development	132,000	115,000	17,000	15%
Other general and administrative expenses	595,000	519,000	76,000	15%
	$3,043,000	$2,686,000	$357,000	13%

General and administrative expense increased approximately $357,000 (13%) from $2,686,000 in 2023 to $3,043,000 in 2024.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost increased by approximately $51,000 (4%) from $1,199,000 in 2023 to $1,250,000 in 2024. The increase in personnel cost resulted primarily from the non-recurring confirmation and recognition of our 2021 COVID-related tax credit in 2023, partially offset by a reduction in cash bonus expense.

Stock-based compensation increased by approximately $241,000 (44%) from $543,000 in 2023 to $784,000 in 2024. The increase is due to higher attainment under performance awards and the modification of expiring options issued to our board of directors to extend the term through December 2026.

Legal, professional and consulting fees decreased by approximately $28,000 (-9%). We reduced outside services and obtained non-recourse litigation financing to conserve working capital.

Research and development expense increased by approximately $17,000 (15%) from $115,000 in 2023 to $132,000 in 2024. Expense related to optimization of our carton format and the re-launch of our bulk concentrate products in 2023, and the launch of our Pop & Go product in 2024, as well as reformulations to meet specific market or manufacturing requirements.

Other general and administrative expenses increased approximately $76,000 (15%) from $519,000 in 2023 to $595,000 in 2024 primarily due to recruiting fees incurred to broaden the capabilities of our management team.

Interest expense

Interest expense was $52,000 in 2024 compared to $8,000 in 2023. The increase of $44,000 is a result of securing a receivables-based line of credit in 2024, as well as equipment and software financing.

Net loss

We had net losses of approximately $2,825,000 and $2,824,000 for the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

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

During the year ended December 31, 2024, we used $2,229,000 in operations. Our net loss adjusted for non-cash operating expenses was a loss of $1,752,000, while changes in non-cash current assets and liabilities consumed $477,000 primarily because we invested in inventory for production trials and ramp, and our accounts payable decreased as we improved adherence with vendor terms.

As of December 31, 2024, we had working capital of $606,000 compared with $2,345,000 at December 31, 2023, both excluding disputed accounts payable of $499,000 resulting from our dispute with the Manufacturer. The decrease in working capital is primarily due to losses incurred in 2024, partially offset by borrowing under our receivables-based line of credit.

Our liquidity needs will depend on how quickly we are able to profitably ramp up sales, as well as our ability to control and reduce variable operating expenses, and to continue to control fixed overhead expense. Our current dispute with the Manufacturer and the resulting loss of product supply and legal expense have negatively impacted our financial position, results of operations and cash flow. While the introduction of our carton packaging format in 2023 has mitigated the loss of supply, the product offering has not been accepted by some customers or as a substitute for the bottle product in all use cases. We have contracted with a co-manufacturer for additional smoothie bottle manufacturing capacity. Expanded capacity became available in the fourth quarter of 2024, and we expect that capacity to increase and become more efficient in 2025, subject to the risks and uncertainties associated with production activities. Additionally, we have taken other measures to reduce our liquidity requirements, including compensating our directors and employees with equity to reduce cash compensation requirements, obtaining non-recourse litigation financing, securing receivables financing in the third quarter of 2024, and the sale of an aggregate of 1,052,793 shares of common stock to raise $3,000,000 in February 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

BARFRESH FOOD GROUP INC.

Date: March 27, 2025	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	March 27, 2025
Riccardo Delle Coste	(Principal Executive Officer

/s/ Lisa Roger	Chief Financial Officer	March 27, 2025
Lisa Roger	(Principal Financial Officer)

/s/ Steven Lang	Director	March 27, 2025
Steven Lang

/s/ Joseph M. Cugine	Director	March 27, 2025
Joseph M. Cugine

/s/ Isabelle Ortiz-Cochet	Director	March 27, 2025
Isabelle Ortiz-Cochet

/s/ Alexander Ware	Director	March 27, 2025
Alexander Ware

/s/ Justin Borus	Director	March 27, 2025
Justin Borus

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

3.5	Certificate of Amendment of Certificate of Incorporation of Barfresh Food Group Inc. dated December 17, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed December 29, 2021)

3.6	Certificate of Amendment of Certificate of Incorporation of Barfresh Food Group Inc. dated August 1, 2022 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 2, 2022)

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.20 to Annual Report on Form 10-K for the year ended December 31, 2019, as filed April 13, 2020)

10.1	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.2	Barfresh Food Group, Inc. First Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed August 14, 2024)+

10.3	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.4	Form of Securities Purchase Agreement together with form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 from the Quarterly Report on Form 10-Q filed October 26, 2023)
10.5	Barfresh Food Group Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed August 14, 2024)+

10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K filed February 6, 2025)

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 2019, filed April 13, 2020)

23.2	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Pursuant to 18 U.S.C. Section 1350*

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K for the year ended December 31, 2023, filed March 22, 2024)

101.INS	Inline XBRL Instance.
101.XSD	Inline XBRL Schema.
101.PRE	Inline XBRL Presentation.
101.CAL	Inline XBRL Calculation.
101.DEF	Inline XBRL Definition.
101.LAB	Inline XBRL Label.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Compensatory plan

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

To the Board of Directors and Stockholders

Barfresh Food Group, Inc.

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barfresh Food Group, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Barfresh Food Group, Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventories

As discussed in Note 1 to the Company’s consolidated financial statements, adjustments are made to reduce the cost of inventory to its net realizable value for estimated excess or obsolete balances. The Company values its inventories at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. Management monitors inventory quantities on hand and records adjustments for estimated excess or obsolete items based on estimated future demand for product.

We identified the valuation of inventories as a critical audit matter. The principal considerations for our determination that performing procedures relating to valuation of inventories is a critical audit matter are related to the significant assumptions used by management when determining the future demand of the inventory. Auditing the significant assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Obtained management’s analysis and gained an understanding of management’s processes, controls and methodology to develop the estimate for excess and obsolete inventory.
●	Evaluated the reasonableness of assumptions used by management in determining the estimated future demand for product, including examining the historical accuracy of the Company’s prior estimates, and sales and return activity in 2025.
●	Tested the completeness, accuracy and relevance of the underlying data used in management’s estimate.
●	Tested the mathematical accuracy and computations related to the application of the methodology.

We have served as Barfresh Food Group Inc.’s auditor since 2012.

/s/ Eide Bailly LLP

Denver, Colorado

March 27, 2025

Barfresh Food Group Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash	$235,000	$1,891,000
Trade accounts receivable, net	829,000	821,000
Other receivables	55,000	160,000
Inventory, net	1,500,000	1,214,000
Prepaid expenses and other current assets	104,000	67,000
Total current assets	2,723,000	4,153,000
Property, plant and equipment, net of depreciation	333,000	409,000
Intangible assets, net of amortization	178,000	241,000
Other non-current assets	84,000	7,000
Total assets	$3,318,000	$4,810,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$609,000	$-
Accounts payable	1,200,000	1,670,000
Disputed co-manufacturer accounts payable (Note 6)	499,000	499,000
Accrued expenses	142,000	85,000
Accrued payroll and employee related expenses	67,000	53,000
Financing agreements - current	99,000	-
Total current liabilities	2,616,000	2,307,000
Financing agreements	124,000	-
Total liabilities	2,740,000	2,307,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 14,746,172 and 14,420,105 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Additional paid in capital	64,199,000	63,299,000
Accumulated deficit	(63,621,000)	(60,796,000)
Total stockholders’ equity	578,000	2,503,000
Total liabilities and stockholders’ equity	$3,318,000	$4,810,000

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023

	2024	2023
Revenue	$10,717,000	$8,127,000
Cost of revenue	7,049,000	5,243,000
Gross profit	3,668,000	2,884,000
Operating expenses:
Selling, marketing and distribution	3,139,000	2,614,000
General and administrative	3,043,000	2,686,000
Depreciation and amortization	259,000	400,000
Total operating expenses	6,441,000	5,700,000
Loss from operations	(2,773,000)	(2,816,000)
Interest expense	52,000	8,000
Net loss	$(2,825,000)	$(2,824,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	14,678,000	13,359,000
Net loss per share	$(0.19)	$(0.21)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2024 and 2023

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2022	12,934,741	$-	$60,905,000	$(57,972,000)	$2,933,000
Conversion of debt and interest (Note 5)	1,315,491	-	1,863,000	-	1,863,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	165,779	-	(18,000)	-	(18,000)
Equity-based compensation expense	-	-	562,000	-	562,000
Value of shares relinquished in modification of stock-based compensation awards (Note 7)	-	-	(24,000)	-	(24,000)
Issuance of stock for services	4,094	-	11,000	-	11,000
Net loss	-	-	-	(2,824,000)	(2,824,000)
Balance December 31, 2023	14,420,105	$-	$63,299,000	$(60,796,000)	$2,503,000
Conversion of debt and interest (Note 5)	124,208	-	136,000	-	136,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	201,859	-	(20,000)	-	(20,000)
Equity-based compensation expense	-	-	784,000	-	784,000
Net loss	-	-	-	(2,825,000)	(2,825,000)
Balance December 31, 2024	14,746,172	$-	$64,199,000	$(63,621,000)	$578,000

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the years ended December 31 2024 and 2023

	2024	2023
Net loss	$(2,825,000)	$(2,824,000)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	784,000	562,000
Depreciation and amortization	283,000	403,000
Loss on asset disposal	-	18,000
Amortization of line of credit discount	6,000	-
Stock and options issued for services	-	11,000
Changes in assets and liabilities
Accounts receivable	(8,000)	(695,000)
Other receivables	105,000	(59,000)
Inventories	(286,000)	(166,000)
Prepaid expenses and other assets	40,000	10,000
Accounts payable	(399,000)	202,000
Accrued expenses	71,000	(402,000)
Net cash used in operating activities	(2,229,000)	(2,940,000)

Investing activities
Purchase of property and equipment	(53,000)	-
Net cash used in investing activities	(53,000)	-

Financing activities
Borrowings under line of credit	2,811,000	-
Repayment of line of credit	(2,208,000)	-
Issuance of convertible debt	65,000	1,830,000
Financing agreement payments	(22,000)	-
Repurchases from stock compensation program	(20,000)	(18,000)
Net cash provided by (used in) financing activities	626,000	1,812,000

Net decrease in cash	(1,656,000)	(1,128,000)
Cash, beginning of year	1,891,000	3,019,000
Cash, end of year	$235,000	$1,891,000

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentration in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	2024	2023
Manufacturer A	54%	49%
Manufacturer B	38%	45%
Other Manufacturers	8%	6%

Concentration of Credit Risk

The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2023. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

The following customers accounted for 10% or more of the Company’s accounts receivable balance at December 31:

	2024	2023
Customer A	23%	10%
Customer B	16%	16%
Customer C	10%	25%
Customer D	10%	11%

Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, and the line of credit and financing agreements. The carrying value of our financial instruments approximates their fair value.

Accounts Receivable

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. Accounts receivable from customers are typically unsecured. The Company’s credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to an initial sale and is updated periodically based on payment performance. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of operations. As of December 31, 2024 and 2023, there was no allowance for credit losses. There was no credit loss expense for the years ended December 31, 2024 and 2023. Accounts receivable amounted to $126,000 on January 1, 2023.

Inventory

Inventory consists of packaging, raw materials and finished goods and is carried at the lower of cost or net realizable value on a first in first out basis. The Company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate.

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

Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. There was no impairment in 2024 or 2023.

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

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred $132,000 and $115,000, in research and development expenses for the years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expense in the accompanying consolidated statements of operations.

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the years ended December 31, 2024 and 2023, storage and outbound freight amounted to $1,473,000 and $1,278,000, respectively.

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

For the years ended December 31, 2024 and 2023 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The Company determined that its convertible instruments issued in 2024 and 2023 did not include any embedded derivatives that require bifurcation.

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2024 and 2023 any common stock equivalents would have been anti-dilutive as we had losses for the years then ended.

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

Reclassifications

Certain reclassifications have been made to the 2023 financial statements to conform to the 2024 presentation, namely stock-based compensation paid to the Company’s directors has been reclassified from stock and options issued for services and shares repurchased for employee tax withholding under the Company’s stock compensation program have been reclassified to financing activities in the consolidated statement of cash flows, with corresponding changes reflected in the statement of stockholders’ equity.

Interest expense has been reclassified from general and administrative expense in the 2023 financial statements to conform to the 2024 presentation.

Recent pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Subsequent events

On February 5, 2025, the Company entered into securities purchase agreements with several investors, pursuant to which the Company sold an aggregate of 1,052,793 shares of common stock at a price of $2.85 per share in a registered direct offering.

Note 2. Inventory

Inventory consists of the following at December 31:

	December,	December 31,
	2024	2023
Raw materials and packaging	$505,000	$28,000
Finished goods	995,000	1,186,000
Inventory, net	$1,500,000	$1,214,000

Note 3. Property Plant and Equipment

Major classes of property and equipment consist of the following at December 31:

	December 31,	December 31,
	2024	2023
Manufacturing equipment	$1,376,000	$1,546,000
Customer equipment	1,398,000	1,410,000
Construction in Progress	152,000	-
	2,926,000	2,956,000
Less: accumulated depreciation	(2,593,000)	(2,547,000)
Property and equipment, net of depreciation	$333,000	$409,000

The Company recorded depreciation expense related to these assets of $220,000 and $339,000 for the years ended December 31, 2024 and 2023, respectively. Depreciation expense in cost of revenue was $25,000 and $18,000 for the years ended December 31, 2024 and 2023 respectively.

Note 4. Intangible Assets

Intangible assets consist of the following at December 31:

	2024	2023
Patent costs, subject to amortization	$768,000	$768,000
Less: accumulated amortization	(714,000)	(651,000)
Patent costs, net	54,000	117,000
Trademarks, not subject to amortization	124,000	124,000
Total	$178,000	$241,000

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is recorded through the expiration date of the patent. The amount charged to expenses for amortization of the patent costs was $63,000 for each of the years ended December 31, 2024 and 2023, respectively.

The Company expects to record $54,000 in amortization expense in 2025.

Note 5. Debt

Line of Credit

In August 2024, the Company secured receivables financing of $1,500,000 (the “Facility”). Under the Facility, the Company may borrow up to 90% of eligible customer account balances. Amounts outstanding bear interest at a rate prime plus 1.2% (8.70% as of December 31, 2024) and collateral fees of 0.15% and are secured by accounts receivable and inventory. The Facility expires on September 5, 2025, and renews automatically, unless notice is given or received. As of December 31, 2024, borrowings under the Facility amounted to $620,000 and $880,000 was available to borrow, subject to available collateral. Unamortized deferred financing cost amounted to $11,000 as of December 31, 2024.

Financing Agreements

In 2024, the Company entered into financing agreements to purchase equipment and software as a service, with imputed or stated interest of 15-19%. Amounts due under the agreements are as follows as of December 31, 2024:

2025	128,000
2026	136,000
Total payments due	264,000
Less: interest	(41,000)
223,000
Less: current portion	(99,000)
Financing agreements	$124,000

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

On October 23, 2023, the Company drew down $1,390,000 in convertible debt and converted a total of $1,207,000 of principal into 820,160 shares of common stock. Additionally, on December 19, 2023, the Company drew $470,000 in convertible debt and converted a total of $653,000 of principal and $4,000 of accrued interest into 495,331 shares of common stock. Finally, between March 27 and 29, 2024 the Company drew down $136,000 in convertible debt and converted the total drawn into 124,208 shares, settling all debt. Debt drawdowns included the non-cash settlement of $30,000 and $71,000 in 2023 and 2024, respectively.

Note 6. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancelable operating lease which expired on March 31, 2023 and has been extended multiple times, most recently through March 31, 2025. The Company incurred lease expense of $85,000 and $80,000 for the years ended December 31, 2024 and 2023, respectively. Due to the short-term nature of the extensions, there is no right of use asset or related liability as of December 31, 2024 and 2023.

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

Due to the uncertainties surrounding the claim, the Company is not able to predict either the outcome or a range of reasonably possible recoveries that could result from its actions against the Manufacturer, and no gain contingencies have been recorded. The disruption in its supply resulting from the dispute has and will continue to adversely impact the Company’s results of operations and cash flow until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain. The Company has mitigated the impact of the supply disruption with the introduction of its single-serve smoothie cartons; however, the product format has not been accepted by some customers or as a substitute for the bottle product in all use cases.

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

Note 7. Stockholders’ Equity

In 2023, the Company issued 1,315,491 shares of common stock pursuant to the conversion of debt and accrued interest, as more fully described in Note 5.

In 2023, the Company issued 165,779 shares of common stock for equity-based compensation. Additionally, 4,094 shares of common stock valued between $1.45 - $4.00 were issued for services.

In 2024, the Company issued 124,208 shares of common stock pursuant to the conversion of debt and accrued interest, as more fully described in Note 5.

In 2024, the Company issued 201,859 shares of common stock for equity-based compensation.

Warrants

The following is a summary of changes in warrants outstanding for the years ended December 31, 2024 and 2023:

Number of warrants
Outstanding at December 31, 2022	1,180,190
Expired	(936,375)
Outstanding at December 31, 2023	243,815
Expired	(122,739)
Outstanding at December 31, 2024	121,076

The following is a summary of all outstanding warrants as of December 31, 2024:

Warrant issuance event	Number of warrants	Exercise price per share	Remaining term in years	Intrinsic value at date of grant

Settlement of deferred compensation	121,076	$3.51	0.24	$-

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

The Company has reserved approximately 319,000 and 363,000, respectively for awards outstanding under the 2015 Plan and 2023 Plan, and 248,000 shares for equity awards issued outside either of the Company’s equity incentive plans. As of December 31, 2024, 822,000 shares remain available for the issuance of awards under the 2023 Plan. Total shares reserved for awards that are outstanding and expected to vest or available for issuance are 1,752,000 as of December 31, 2024.

Employee Stock Purchase Plan

In 2024, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) which permits employees to defer compensation to purchase shares at a 15% discount to the lower of the market price at the beginning or end of the deferment period. There were no deferrals in 2024. The Company reserved 1,400,000 shares for issuance under the ESPP.

Stock-Based Compensation

The total amount of equity-based compensation included in general and administrative expense in the accompanying consolidated statements of operations was $784,000 and $562,000 for the years ended December 31, 2024 and 2023.

As of December 31, 2024, the Company has $338,000 of total unrecognized share-based compensation expense related to unvested options, stock awards and stock units, which is expected to be amortized over the remaining weighted average period of 3.0 years.

Stock Options

The following is a summary of stock option activity:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2022	682,939	$7.30	3.2
Issued	65,468	$1.50	8.0
Forfeited	(4,254)	$5.65
Expired	(157,062)	$7.92
Outstanding on December 31, 2023	587,091	$6.50	3.6
Issued	404,074	$4.80	8.0
Forfeited	(178,669)	$7.39
Expired	(102,173)	$8.38
Outstanding on December 31, 2024	710,323	$5.04	5.5

Exercisable, December 31, 2024	512,361	$5.77	4.1

In December 2024, the Company modified 163,669 options that were expected to expire from December of 2024 through July of 2026 to extend the term through December 31, 2026. As a result of the modification, the Company recorded $110,000 of stock compensation expense, representing the fair value of the re-issued options compared to the fair value of the expiring options immediately prior to the modification.

The fair value of the options issued was calculated using the Black-Sholes option pricing model, based on the criteria shown below:

	2024	2023
Expected term (in years)	5.6	8.0
Expected volatility	103.9%	84.4%
Risk-free interest rate	4.2%	3.7%
Expected dividends	$-	$-
Weighted average grant date fair value per share	$1.53	$1.21

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2023	41,923	$4.92
Granted	5,000	$1.25
Forfeited	(4,386)	$5.06
Vested	(9,931)	$3.33
Unvested at December 31, 2023	32,606	$4.82
Granted	65,000	$1.73
Forfeited	(25,000)	$1.64
Vested	(10,733)	$5.58
Unvested at December 31, 2024	61,873	$2.72

Performance Stock Units

The Company issues performance share units (“PSUs”) that represent shares potentially issuable based upon achievement of Company and individual performance targets. The grantees have the ability to earn 0% and, in some cases, up to 200% of the PSU target award. The awards also included various time-based service requirements.

The following is a summary of PSU activity:

	Number of shares	Weighted average grant date fair value
Unvested January 1, 2023	17,678	$4.50
Cash settled	(17,678)	$4.50
Granted	288,469	$1.70
Forfeited	(224,581)	$1.67
Unvested at December 31, 2023	63,888	$1.84
Granted	429,844	$1.22
Forfeited	(283,369)	$1.22
Vested	(52,669)	$1.15
Unvested and expected to vest at December 31, 2024	157,694	$1.20

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

Note 8. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2024 and 2023 is summarized below:

	2024	2023
Current:
Federal	$-	$-
State	-	-
Total	-	-
Deferred:
Federal	(626,000)	(464,000)
State	1,270,000	(155,000)
Change in valuation allowance	(644,000)	619,000
Total	-	-
Provision for income taxes	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2024	2023
Statutory federal income tax rate	21%	21%
State tax	4	7
Permanent differences	-	-
Change in valuation allowance	(25)	(28)
	-%	-%

Components of the net deferred income tax assets at December 31, 2024 and 2023 were as follows:

	2024	2023
Net operating loss carryover	$13,923,000	$14,567,000
Valuation allowance	(13,923,000)	(14,567,000)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $13,923,000 and $14,567,000 allowance at December 31, 2024 and 2023, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The decrease in the valuation allowance for the current period is $644,000 resulted from a lower blended state tax rate, partially offset by current year tax losses and the adjustments to finalize the 2023 tax loss upon filing the tax returns.

As of December 31, 2024, the Company has a net operating loss carry forward to offset future taxable income of approximately $55,036,000, $28,482,000 of which begins to expire in 2033. Net operating loss carry forwards of $26,554,000 may be carried forward indefinitely. The Company may have experienced an ownership change that could limit its ability to utilize its operating loss carryforward to offset taxable income in future years. An analysis will be required to determine whether such change has occurred, the outcome of which could impact the Company’s operating results and cash flow if and when it achieves profitability in taxable jurisdictions.

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

Note 9. Business Segments and Customer Concentrations

The Company operates in one business segment. The Chief Executive Officer is the chief operating decision maker whom assesses performance and allocates resources based on actual and projected operating results. Sales to the following customers represented more than 10% of total sales for the years ended December 31, 2024 and 2023:

	2024	2023
Customer A	15%	15%
Customer B	15%	8%
Customer C	14%	14%
Customer D	8%	14%
Customer E	7%	11%

Note 10. Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2024	2023

Cash paid during the year for:
Amounts included in the measurement of lease liabilities	$-	$20,000
Interest	$46,000	$8,000
Non-cash financing and investing activities:
Financed acquisition of long-term assets	$245,000	$-
Convertible note issued in exchange for trade payables	$71,000	$30,000
Conversion of debt and interest to equity	$136,000	$1,863,000
Value of shares relinquished in modification of stock-based compensation awards (Note 7)	$-	$24,000

Note 11. Liquidity

During the years ended December 31, 2024 and 2023, the Company used cash for operations of $2,229,000 and $2,940,000, respectively. As of December 31, 2024, the Company had $235,000 of cash.

The Company has a history of operating losses and negative cash flow, which are expected to improve with growth. As described more fully in Note 6, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in the Company’s ability to procure certain products necessary to achieve our growth projections and in elevated legal costs.

To mitigate the impact of procurement constraints, the Company built and paid for inventory in anticipation of third quarter seasonal requirements, and invested in materials necessary to carry out trials and initial production runs at new co-manufacturers. The Company secured a receivables-based line of credit in August 2024 of $1,500,000, with $880,000 available to borrow as of December 31, 2024. Management expects that the cash cycle will shorten as additional contracted capacity improves in production volume and efficiency in 2025. Additionally, in May 2024, the Company obtained non-recourse litigation financing to allow vigorous pursuit of the complaint against the Manufacturer without further expense to the Company. Finally, as described in Note1, the Company raised $3,000,000 through the sale of the Company’s common stock in February 2025.

Although alleviated, the financial position at December 31, 2024 and historical results raise substantial doubt about the Company’s ability to continue as a going concern. As described, the Company has completed steps to mitigate dispute related issues and raise capital. The actions taken have resulted in the alleviation of the substantial doubt about the Company’s ability to continue as a going concern.

