Form 10-Q
period 2025-03-31
BARFRESH FOOD GROUP INC.
filed 2025-05-01
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,920,047 shares as of April 28, 2025.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,872,000	$235,000
Trade accounts receivable, net	1,499,000	829,000
Other receivables	112,000	55,000
Inventory, net	1,128,000	1,500,000
Prepaid expenses and other current assets	189,000	104,000
Total current assets	4,800,000	2,723,000
Property, plant and equipment, net of depreciation	308,000	333,000
Intangible assets, net of amortization	157,000	178,000
Other non-current assets	72,000	84,000
Total assets	$5,337,000	$3,318,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$-	$609,000
Accounts payable	1,422,000	1,200,000
Disputed co-manufacturer accounts payable (Note 4)	499,000	499,000
Accrued expenses	188,000	142,000
Accrued payroll and employee related expenses	239,000	67,000
Financing agreements - current	103,000	99,000
Total current liabilities	2,451,000	2,616,000
Financing agreements	97,000	124,000
Total liabilities	2,548,000	2,740,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 15,920,047 and 14,746,172 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Additional paid in capital	67,171,000	64,199,000
Accumulated deficit	(64,382,000)	(63,621,000)
Total stockholders’ equity	2,789,000	578,000
Total liabilities and stockholders’ equity	$5,337,000	$3,318,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Revenue	$2,930,000	$2,829,000
Cost of revenue	2,030,000	1,659,000
Gross profit	900,000	1,170,000
Operating expenses:
Selling, marketing and distribution	824,000	694,000
General and administrative	747,000	855,000
Depreciation and amortization	67,000	67,000
Total operating expenses	1,638,000	1,616,000
Loss from operations	(738,000)	(446,000)
Interest expense	23,000	3,000
Net loss	$(761,000)	$(449,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	15,387,665	14,500,863
Net loss per share	$(0.05)	$(0.03)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2025 and 2024

(Unaudited)

	2025	2024
Net loss	$(761,000)	$(449,000)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	158,000	366,000
Depreciation and amortization	74,000	74,000
Gain on asset disposal	-	-
Amortization of line of credit discount	4,000	-
Changes in assets and liabilities
Accounts receivable	(670,000)	(545,000)
Other receivables	(57,000)	140,000
Inventories	372,000	(70,000)
Prepaid expenses and other assets	(66,000)	(107,000)
Accounts payable	222,000	(271,000)
Accrued expenses	218,000	93,000
Net cash used in operating activities	(506,000)	(769,000)

Investing activities
Purchase of property and equipment	(28,000)	-
Net cash used in investing activities	(28,000)	-

Financing activities
Borrowings under line of credit	782,000	-
Repayment of line of credit	(1,402,000)	-
Issuance of convertible debt	-	65,000
Financing agreement payments	(23,000)	-
Issuance of common stock, net of $26,000 issuance cost	2,974,000	-
Shares repurchased for income tax withholding under stock compensation program	(160,000)	(20,000)
Net cash provided by financing activities	2,171,000	45,000

Net increase (decrease) in cash	1,637,000	(724,000)
Cash, beginning of period	235,000	1,891,000
Cash, end of period	$1,872,000	$1,167,000

Non-cash financing and investing activities:
Convertible notes issued in exchange for trade payables	$-	$71,000
Conversion of debt and interest to equity	$-	$136,000
Financed acquisition of long-term assets	$-	$154,000

Cash paid for interest	$19,000	$-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the condensed balance sheet as of December 31, 2024. These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2025. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentration in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	For the three months ended March 31,
	2025	2024
Manufacturer A	52%	36%
Manufacturer B	38%	63%
Other Manufacturers	10%	1%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025 that have had a material impact on our condensed consolidated financial statements and related notes.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, the line of credit and financing agreements. The carrying value of the Company’s financial instruments approximates their fair value.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses. There was no credit loss expense for the three months ended March 31, 2025 and 2024.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending March 31, 2025 and 2024, storage and outbound freight totaled approximately $391,000 and $364,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $18,000 and $30,000 in research and development expense for the three months ended March 31, 2025 and 2024, respectively.

Loss Per Share

For the three months ended March 31, 2025 and 2024, common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	March 31, 2025	December 31, 2024
Raw materials and packaging	$519,000	$505,000
Finished goods	609,000	995,000
Inventory, net	$1,128,000	$1,500,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	March 31, 2025	December 31, 2024
Manufacturing equipment	$1,556,000	$1,376,000
Customer equipment	1,398,000	1,398,000
Construction in progress	-	152,000
	2,954,000	2,926,000
Less: accumulated depreciation	(2,646,000)	(2,593,000)
Property and equipment, net of depreciation	$308,000	$333,000

Depreciation expense related to these assets was approximately $53,000 and $59,000 for the three-months periods ending March 31, 2025 and 2024, respectively. Depreciation expense in cost of revenue was $7,000 for each of the three-month periods ending March 31, 2025 and 2024.

Note 4. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expired on March 31, 2023, and was extended in a series of amendments through September 30, 2025. The Company’s periodic lease cost was approximately $20,000 for each of the three-month periods ending March 31, 2025 and 2024.

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

Note 5. Debt

Line of Credit

In August 2024, the Company secured receivables financing of $1,500,000 (the “Facility”). Under the Facility, the Company may borrow up to 90% of eligible customer account balances. Amounts outstanding bear interest at a rate prime plus 1.2% and collateral fees of 0.15% and are secured by accounts receivable and inventory. The Facility expires on September 5, 2025, and renews automatically, unless notice is given or received. As of March 31, 2025, there were no borrowings under the Facility. Unamortized deferred financing cost amounted to $7,000 and are included in prepaid expenses and other current assets on the accompanying March 31, 2025 consolidated balance sheet.

Financing Agreements

In 2024, the Company entered into financing agreements to purchase equipment and software as a service, with imputed or stated interest of 15-19%. Amounts due under the agreements are as follows as of March 31, 2025:

2025 (9 months)	$96,000
2026	136,000
Total payments due	232,000
Less: interest	(32,000)
200,000
Less: current portion	(103,000)
Financing agreements	$97,000

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

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the three months ended March 31, 2024 and 2025:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2023	14,420,105	$-	$63,299,000	$(60,796,000)	$2,503,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	175,562	-	(20,000)	-	(20,000)
Equity-based compensation expense	-	-	366,000	-	366,000
Conversion of debt and interest (Note 5)	124,208	-	136,000	-	136,000
Net loss	-	-	-	(449,000)	(449,000)
Balance March 31, 2024	14,719,875	$-	$63,781,000	$(61,245,000)	$2,536,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2024	14,746,172	$-	$64,199,000	$(63,621,000)	$578,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	121,082	-	(160,000)	-	(160,000)
Equity-based compensation expense	-	-	158,000	-	158,000
Registered issuance of common stock	1,052,793		2,974,000		2,974,000
Net loss	-	-	-	(761,000)	(761,000)
Balance March 31, 2025	15,920,047	$-	$67,171,000	$(64,382,000)	$2,789,000

On February 5, 2025, the Company entered into securities purchase agreements with several investors, pursuant to which the Company sold an aggregate of 1,052,793 shares of common stock at a price of $2.85 per share in a registered direct offering.

Warrants

During the three months ended March 31, 2025, 121,076 warrants at a weighted average exercise price of $3.51 per share expired. There are no warrants outstanding as of March 31, 2025.

Equity Incentive Plan

As of March 31, 2025, the Company has $409,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 3.0 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2025:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2024	710,323	$5.04	5.5
Issued	40,071	$2.74
Forfeited	-
Expired	(3,102)	$10.01
Outstanding on March 31, 2025	747,292	$4.89	5.5

Exercisable, March 31, 2025	520,874	$5.73	3.9

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2025
Expected term (in years)	8.0
Expected volatility	97.4%
Risk-free interest rate	4.4%
Expected dividends	$-
Weighted average grant date fair value per share	$2.36

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the three months ended March 31, 2025:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2025	61,873	$2.72
Granted	44,880	$2.69
Forfeited	(9,960)	$(2.51)
Vested	(18,873)	$(4.80)
Unvested at March 31, 2025	77,920	$2.23

Performance Share Units

The Company issues performance share units (“PSUs”) that represent shares potentially issuable based upon Company and individual performance in the years of issuance.

The following table summarizes the activity for the Company’s unvested PSUs for the three months ended March 31, 2025:

	Number of shares	Weighted average grant date fair value
Unvested January 1, 2025	157,694	$1.20
Vested	(157,694)
Unvested at March 31, 2025	-	$-

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of March 31, 2025, the estimated effective tax rate for 2025 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2019 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three months ending March 31, 2025 and 2024, the Company did not incur any interest and penalties associated with tax positions. As of March 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

Note 8. Liquidity

During the three months ending March 31, 2025, the Company used cash in operations of $506,000. As of March 31, 2025, the Company had $1,872,000 of cash.

The Company has a history of operating losses and negative cash flow, which are expected to improve with growth. As described more fully in Note 4, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in the Company’s ability to procure certain products necessary to achieve our growth projections and in elevated legal costs.

To mitigate the impact of procurement constraints, the Company builds inventory in anticipation of third quarter seasonal requirements, and has invested in materials necessary to carry out trials and initial production runs at new co-manufacturers. The Company secured a receivables-based line of credit in August 2024 of $1,500,000, with no outstanding borrowing as of March 31, 2025. Management expects that the cash cycle will shorten as additional contracted capacity improves production volume and efficiency in 2025. Additionally, in May 2024, the Company obtained non-recourse litigation financing to allow vigorous pursuit of the complaint against the Manufacturer without further expense to the Company. Finally, as described in Note 6, the Company raised $3,000,000 through the sale of the Company’s common stock in February 2025.

The financial position at March 31, 2025 and historical results raise substantial doubt about the Company’s ability to continue as a going concern. As described, the Company has completed steps to mitigate dispute related issues and raise capital. The actions taken have resulted in the alleviation of the substantial doubt about the Company’s ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 27, 2025, and other reports that we file with the SEC from time to time.

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

Results of Operations

Results of Operation for the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Revenue and cost of revenue

Revenue increased $101,000, or 4%, to $2,930,000 in 2025 as compared to $2,829,000 in 2024. Our revenue in 2025 benefited from increased sales of our bottled Twist & Go smoothies.

We have been able to expand our capacity on a limited basis at our existing smoothie bottle manufacturer and have been developing an additional manufacturer relationship since the fourth quarter of 2024, after the candidate we contracted with in July 2024 was unable to successfully produce product at scale. We expect expanded capacity to become available in the second half of 2025, subject to the risks and uncertainties associated with pre-production activities.

Cost of revenue increased $371,000, or 22%, to $2,030,000 in 2025 as compared to $1,659,000 in 2024. Cost of revenue increased at a higher rate compared to revenue due to trial costs at our new manufacturer and elevated costs to supply product in a sub-optimal manner while the production process at our new manufacturer is under development. The increase was partially offset by the non-recurrence of costs to relocate our single-serve manufacturing line, which amounted to $45,000 in 2024.

Our gross profit was $900,000 (31%) and $1,170,000 (41%) for 2025 and 2024, respectively. Excluding production relocation costs, our gross profit was $1,215,000 in 2024 (43%). The reduction in gross margin is a result of product mix and new manufacturer trial and developments costs.

Selling, marketing and distribution expense

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024	Change	Percent
Sales and marketing	$433,000	$330,000	$103,000	31%
Storage and outbound freight	391,000	364,000	27,000	7%
	$824,000	$694,000	$130,000	19%

Our operations in 2025 were primarily directed towards increasing sales and expanding our distribution network.

Selling, marketing and distribution expense increased approximately $130,000 (19%) from approximately $694,000 in 2024 to $824,000 in 2025.

Sales and marketing expense increased approximately $103,000 (31%) from approximately $330,000 in 2024 to $433,000 in 2025. The increase is a result of higher personnel costs and broker commissions due to expansion of the broker network, as well as an increase in sample expense due to the introduction of our Pop & Go freeze pops.

Storage and outbound freight expense increased approximately $27,000 (7%) from approximately $364,000 in 2024 to $391,000 in 2024, slightly higher than the 4% rate of increase in revenue primarily because of freight inefficiencies resulting from supply constraints.

General and administrative expense

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024	Change	Percent
Personnel costs	$372,000	$262,000	$110,000	42%
Stock-based compensation	158,000	303,000	(145,000)	-48%
Legal, professional and consulting fees	81,000	157,000	(76,000)	-48%
Research and development	19,000	30,000	(11,000)	-37%
Other general and administrative expenses	117,000	103,000	14,000	14%
	$747,000	$855,000	$(108,000)	-13%

General and administrative expenses decreased approximately $108,000 (13%) from approximately $855,000 in 2024 to $747,000 in 2025.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes. Personnel cost increased by approximately $110,000 (42%) from approximately $262,000 in 2024 to $372,000 in 2025. The increase in personnel cost resulted from increased head count, and acceleration of employer payroll taxes due to vesting of stock-based compensation.

Stock-based compensation decreased by approximately $145,000 (48%) from $303,000 in 2024 to $158,000 in 2025 as a result of lower expected attainment under our performance stock unit program.

Legal, professional and consulting fees decreased by approximately $76,000 (48%) from $157,000 in 2024 to $81,000 in 2025 due to a reduction in dispute related legal costs that are paid through non-recourse litigation financing that was arranged in May 2024.

Other general and administrative expenses increased by approximately $14,000 (14%) due to increased information technology costs.

Net loss

We had net losses of approximately $761,000 and $449,000 for the three-month periods ending March 31, 2025 and 2024, respectively. The increase in net loss of approximately $312,000 was primarily due to the 10.7 percentage point reduction in gross margin, from 41.4% to 30.7%, resulting in a reduction in gross profit of $270,000. We expect our gross margin to normalize in the second half of 2025 as new co-manufacturers are operating at full capacity and capability, improving our supply and cost structure.

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

On February 5, 2025, we entered into securities purchase agreements with several investors, pursuant to which we sold an aggregate of 1,052,793 shares of common stock at a price of $2.85 per share in a registered direct offering.

During the three months ended March 31, 2025, we used $506,000 in operations. Our net loss adjusted for non-cash operating expenses was a loss of $525,000, while changes in current assets and liabilities generated $19,000 primarily because of a reduction of $372,000 in inventory and increases in accounts payable and accrued expense of $222,000 and $218,000, respectively, partially offset by an increase in accounts receivable of $670,000.

As of March 31, 2025, we had working capital of $2,848,000 compared with $606,000 at December 31, 2024, both excluding disputed accounts payable of $499,000 resulting from our dispute with the Manufacturer. The increase in working capital is primarily due to capital raised in the three months ended March 31, 2025 through the sale of common stock, partially offset by losses incurred in the three months ended March 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

None.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K filed February 6, 2025)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BARFRESH FOOD GROUP INC.

Date: May 1, 2025	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

