Form 10-Q
period 2025-06-30
BARFRESH FOOD GROUP INC.
filed 2025-08-13
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,940,261 shares as of August 11, 2025.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash	$712,000	$235,000
Trade accounts receivable, net	551,000	829,000
Other receivables	22,000	55,000
Inventory, net	1,842,000	1,500,000
Prepaid expenses and other current assets	126,000	104,000
Total current assets	3,253,000	2,723,000
Property, plant and equipment, net of depreciation	320,000	333,000
Intangible assets, net of amortization	136,000	178,000
Other non-current assets	58,000	84,000
Total assets	$3,767,000	$3,318,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$-	$609,000
Accounts payable	900,000	1,200,000
Disputed co-manufacturer accounts payable (Note 4)	499,000	499,000
Accrued expenses	64,000	142,000
Accrued payroll and employee related expenses	81,000	67,000
Financing agreements - current	107,000	99,000
Total current liabilities	1,651,000	2,616,000
Financing agreements	69,000	124,000
Total liabilities	1,720,000	2,740,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; 15,940,261 and 14,746,172 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Additional paid in capital	67,309,000	64,199,000
Accumulated deficit	(65,262,000)	(63,621,000)
Total stockholders’ equity	2,047,000	578,000
Total liabilities and stockholders’ equity	$3,767,000	$3,318,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue	$1,625,000	$1,464,000	$4,555,000	$4,293,000
Cost of revenue	1,119,000	955,000	3,149,000	2,614,000
Gross profit	506,000	509,000	1,406,000	1,679,000
Operating expenses:
Selling, marketing and distribution	634,000	583,000	1,458,000	1,279,000
General and administrative	673,000	865,000	1,420,000	1,717,000
Depreciation and amortization	67,000	66,000	134,000	133,000
Total operating expenses	1,374,000	1,514,000	3,012,000	3,129,000
Loss from operations	(868,000)	(1,005,000)	(1,606,000)	(1,450,000)
Interest expense	12,000	6,000	35,000	10,000
Net loss	$(880,000)	$(1,011,000)	$(1,641,000)	$(1,460,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	15,664,000	14,722,000	15,664,000	14,611,000
Net loss per share	$(0.06)	$(0.07)	$(0.10)	$(0.10)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2025 and 2024

(Unaudited)

	2025	2024
Net loss	$(1,641,000)	$(1,460,000)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	297,000	517,000
Depreciation and amortization	149,000	144,000
Gain on asset disposal	-	-
Amortization of line of credit discount	11,000	-
Changes in assets and liabilities
Accounts receivable	278,000	150,000
Other receivables	33,000	141,000
Inventories	(342,000)	(320,000)
Prepaid expenses and other assets	4,000	14,000
Accounts payable	(300,000)	(756,000)
Accrued expenses	(64,000)	21,000
Net cash used in operating activities	(1,575,000)	(1,549,000)

Investing activities
Purchase of property and equipment	(94,000)	(4,000)
Net cash used in investing activities	(94,000)	(4,000)

Financing activities
Borrowings under line of credit	782,000	-
Repayment of line of credit	(1,402,000)	-
Issuance of convertible debt	-	65,000
Financing agreement payments	(47,000)	-
Issuance of common stock, net of $26,000 issuance cost	2,974,000	-
Shares repurchased for income tax withholding under stock compensation program	(161,000)	(20,000)
Net cash provided by financing activities	2,146,000	45,000

Net increase (decrease) in cash	477,000	(1,508,000)
Cash, beginning of period	235,000	1,891,000
Cash, end of period	$712,000	$383,000

Non-cash financing and investing activities:
Convertible notes issued in exchange for trade payables	$-	$71,000
Conversion of debt and interest to equity	$-	$136,000
Financed acquisition of long-term assets	$-	$154,000

Cash paid for interest	$24,000	$7,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentration in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Manufacturer A	44%	45%	48%	56%
Manufacturer B	44%	49%	41%	41%
Other Manufacturers	12%	6%	11%	3%

Manufacturer A has notified the Company that it will cease supplying the Twist & Go smoothie bottles in February 2026. Manufacturer B, which currently makes Twist & Go smoothie cartons, is currently installing bottling equipment which is expected to be operational in January 2026 with approximately 400% additional capacity over Manufacturer A. The Company continues to explore other arrangements to further secure its supply.

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

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses. There was no credit loss expense for the three and six months ended June 30, 2025 and 2024.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending June 30, 2025 and 2024, storage and outbound freight totaled approximately $276,000 and $217,000, respectively. For the six months ended June 30, 2025 and 2024, storage and outbound freight totaled approximately $667,000 and $581,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $31,000 and $17,000 in research and development expense for the three months ended June 30, 2025 and 2024, respectively, and $49,000 and $47,000 for the six months ended June 30, 2025 and 2024, respectively.

Loss Per Share

For the three and six months ended June 30, 2025 and 2024 common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2025	2024
Raw materials and packaging	$470,000	$505,000
Finished goods	1,372,000	995,000
Inventory, net	$1,842,000	$1,500,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	June 30,	December 31,
	2025	2024
Manufacturing equipment	$1,556,000	$1,376,000
Customer equipment	1,398,000	1,398,000
Construction in progress	66,000	152,000
	3,020,000	2,926,000
Less: accumulated depreciation	(2,700,000)	(2,593,000)
Property and equipment, net of depreciation	$320,000	$333,000

Depreciation expense related to these assets was approximately $54,000 and $56,000 for the three months ended June 30, 2025 and 2024, respectively, and $107,000 and $113,000 for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense in cost of revenue was $9,000 and $6,000 for the three months ended June 30, 2025 and 2024, respectively, and $16,000 and $13,000 for the six months ended June 30, 2025 and 2024, respectively.

Note 4. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expired on March 31, 2023, and was extended in a series of amendments through September 30, 2025. The Company’s periodic lease cost was approximately $20,000 for each of the three months ended June 30, 2025 and 2024 and $40,000 for each of the six months ended June 30, 2025 and 2024.

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

Note 5. Debt

Line of Credit

In August 2024, the Company secured receivables financing of $1,500,000 (the “Facility”). Under the Facility, the Company may borrow up to 90% of eligible customer account balances. Amounts outstanding bear interest at a rate prime plus 1.2% and collateral fees of 0.15% and are secured by accounts receivable and inventory. The Facility expires on September 5, 2025, and renews automatically, unless notice is given or received. As of June 30, 2025, there were no borrowings under the Facility. Unamortized deferred financing cost amounted to $3,000 and are included in prepaid expenses and other current assets on the accompanying June 30, 2025 consolidated balance sheet.

Financing Agreements

In 2024, the Company entered into financing agreements to purchase equipment and software as a service, with imputed or stated interest of 15-19%.

Amounts due under the agreements are as follows as of June 30, 2025:

2025 (6 months)	$64,000
2026	136,000
Total payments due	200,000
Less: interest	(24,000)
176,000
Less: current portion	(107,000)
Financing agreements	$69,000

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

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the six months ended June 30, 2024 and 2025:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total
Balance December 31, 2023	14,420,105	$-	$63,299,000	$(60,796,000)	$2,503,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	179,593	-	(20,000)	-	(20,000)
Equity-based compensation expense	-	-	517,000	-	517,000
Conversion of debt and interest (Note 5)	124,208	-	136,000	-	136,000
Net loss	-	-	-	(1,460,000)	(1,460,000)
Balance June 30, 2024	14,723,906	$-	$63,932,000	$(62,256,000)	$1,676,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2024	14,746,172	$-	$64,199,000	$(63,621,000)	$578,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	141,296	-	(161,000)	-	(161,000)
Equity-based compensation expense	-	-	297,000	-	297,000
Registered issuance of common stock	1,052,793		2,974,000		2,974,000
Net loss	-	-	-	(1,641,000)	(1,641,000)
Balance June 30, 2025	15,940,261	$-	$67,309,000	$(65,262,000)	$2,047,000

On February 5, 2025, the Company entered into securities purchase agreements with several investors, pursuant to which the Company sold an aggregate of 1,052,793 shares of common stock at a price of $2.85 per share in a registered direct offering.

Warrants

There are no warrants outstanding as of June 30, 2025.

Equity Incentive Plan

As of June 30, 2025, the Company has $867,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 2.2 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2024	710,323	$5.04	5.5
Issued	84,056	$2.70
Forfeited	-
Expired	(7,719)	$7.65
Outstanding on June 30, 2025	786,660	$4.76	5.5

Exercisable, June 30, 2025	560,559	$5.59	4.0

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2025
Expected term (in years)	8.0
Expected volatility	97.9%
Risk-free interest rate	4.2%
Expected dividends	$-
Weighted average grant date fair value per share	$2.36

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the six months ended June 30, 2025:

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2025	61,873	$2.72
Granted	119,169	$2.62
Forfeited	(24,960)	$1.67
Vested	(39,293)	$(3.67)
Unvested at June 30, 2025	116,789	$2.45

Performance Share Units

During 2023 and 2024, the Company issued performance share units (“PSUs”) that represented shares potentially issuable based upon Company and individual performance in the years of issuance.

The following table summarizes the activity for the Company’s unvested PSUs for the six months ended June 30, 2025:

	Number of shares	Weighted average grant date fair value
Unvested January 1, 2025	157,694	$1.20
Vested	(155,157)	$1.20
Issued	20,490	$3.00
Unvested at June 30, 2025	23,027	$2.70

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of June 30, 2025, the estimated effective tax rate for 2025 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2019 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three and six months ended June 30, 2025 and 2024, the Company did not incur any interest and penalties associated with tax positions. As of June 30, 2025, the Company did not have any significant unrecognized uncertain tax positions.

Note 8. Liquidity

During the six months ended June 30, 2025, the Company used $1,575,000 in operations. As of June 30, 2025, the Company had $2,101,000 of working capital, including $712,000 in cash.

The Company has a history of operating losses and negative cash flow, which are expected to improve with growth. As described more fully in Note 4, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in the Company’s ability to procure certain products necessary to achieve our growth projections and in elevated legal costs.

To mitigate the impact of procurement constraints, the Company builds inventory in anticipation of third quarter seasonal requirements, and has invested in materials necessary to carry out trials and initial production runs at new co-manufacturers. The Company secured a receivables-based line of credit in August 2024 of $1,500,000, with no outstanding borrowing as of June 30, 2025. Management expects that the cash cycle will shorten as additional contracted capacity improves production volume and efficiency in the second half of 2025. Additionally, in May 2024, the Company obtained non-recourse litigation financing to allow vigorous pursuit of the complaint against the Manufacturer without further expense to the Company. Finally, as described in Note 6, the Company raised $3,000,000 through the sale of the Company’s common stock in February 2025.

The financial position at June 30, 2025 and historical results raise substantial doubt about the Company’s ability to continue as a going concern. As described, the Company has completed steps to mitigate dispute related issues and raise capital. The actions taken have resulted in the alleviation of the substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operation for the Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

Revenue and cost of revenue

Revenue increased $161,000, or 11%, to $1,625,000 in 2025 as compared to $1,464,000 in 2024.

We have been able to expand our capacity on a limited basis at our existing smoothie bottle manufacturer and have been developing an additional manufacturer relationship since the fourth quarter of 2024, after the candidate we contracted with in July 2024 was unable to produce product due to insufficient labor and inadequate equipment, and a second candidate was in production trials and only able to package product made at other locations until new equipment that had been ordered arrived and was installed. We expect expanded capacity to become available in the second half of 2025, subject to the risks and uncertainties associated with early-stage production activities, which, along with other contracting and investing activities, including additional capacity from new bottling equipment installed at an existing manufacturer of smoothie cartons, are expected to offset the loss of our existing manufacturer in February 2026

Cost of revenue increased $164,000, or 17%, to $1,119,000 in 2025 as compared to $955,000 in 2024. Cost of revenue increased at a higher rate compared to revenue due to trial costs at our new manufacturer and elevated costs to supply product in a sub-optimal manner while the production process at a new manufacturer is under development.

Our gross profit was $506,000 (31.1%) and $509,000 (34.8%) for 2025 and 2024, respectively. Excluding production relocation costs, our gross profit was $514,000 in 2024 (35.1%). The reduction in gross margin is a result of product mix and new manufacturer trial and development costs.

Selling, marketing and distribution expense

Our operations were primarily directed towards increasing sales and expanding our distribution network.

	Three months ended June 30,	Three months ended June 30,
	2025	2024	Change	Percent
Sales and marketing	$358,000	$366,000	$(8,000)	-2%
Storage and outbound freight	276,000	217,000	59,000	27%
	$634,000	$583,000	$51,000	9%

Our operations in 2025 were primarily directed towards increasing sales and expanding our distribution network.

Selling, marketing and distribution expense increased approximately $51,000 (9%) from approximately $583,000 in 2024 to $634,000 in 2025.

Sales and marketing expense decreased approximately $8,000 (2%) from approximately $366,000 in 2024 to $358,000 in 2025.

Storage and outbound freight expense increased approximately $59,000 (27%) from approximately $217,000 in 2024 to $276,000 in 2025, primarily because our product mix was more heavily weighted toward categories with less concentrated distribution.

General and administrative expense

	Three months ended June 30,	Three months ended June 30,
	2025	2024	Change	Percent
Personnel costs	$292,000	$341,000	$(49,000)	-14%
Stock-based compensation	139,000	214,000	(75,000)	-35%
Legal, professional and consulting fees	30,000	59,000	(29,000)	-49%
Research and development	31,000	17,000	14,000	82%
Other general and administrative expenses	181,000	234,000	(53,000)	-23%
	$673,000	$865,000	$(192,000)	-22%

General and administrative expenses decreased approximately $192,000 (22%) from approximately $865,000 in 2024 to $673,000 in 2025.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes. Personnel cost decreased by approximately $49,000 (14%) from approximately $341,000 in 2024 to $292,000 in 2025. The decrease in personnel cost resulted from a decreased head count.

Stock-based compensation decreased by approximately $75,000 from $214,000 in 2024 to $139,000 in 2025 as a result of lower expected attainment under our performance stock unit program and a reduction in the size of our board of directors.

Legal, professional and consulting fees decreased by approximately $29,000 (49%) from $59,000 in 2024 to $30,000 in 2025 due to funding the Schrieber litigation through non-recourse litigation funding starting in Q3, 2024.

Other general and administrative expenses decreased by approximately $53,000 (23%) due to the non-recurrence of recruitment costs incurred in the second quarter of 2024.

Net loss

We had net losses of approximately $880,000 and $1,011,000 for the three-month periods ended June 30, 2025 and 2024, respectively. The decrease in net loss of approximately $131,000 was primarily due to the reduction in general and administrative expense, partially offset by increased storage and freight costs. Gross profit was relatively flat, as the 3.6 percentage point reduction in gross margin offset the increase in revenue. We expect our gross margin to normalize in the second half of 2025 as new co-manufacturers are operating at full capacity and capability, improving our supply and cost structure.

Results of Operation for the Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

Revenue and cost of revenue

Revenue increased $262,000, or 6%, to $4,555,000 in 2025 as compared to $4,293,000 in 2024.

Cost of revenue increased $535,000, or 20%, to $3,149,000 in 2025 as compared to $2,614,000 in 2024. Cost of revenue increased at a higher rate compared to revenue due to trial costs at our new manufacturer and elevated costs to supply product in a sub-optimal manner while the production process at a new manufacturer is under development.

Our gross profit was $1,406,000 (30.9%) and $1,679,000 (39.1%) for 2025 and 2024, respectively. Excluding production relocation costs, our gross profit was $1,729,000 in 2024 (40.3%). The reduction in gross margin is a result of product mix and new manufacturer trial and development costs.

Selling, marketing and distribution expense

	Six months ended June 30,	Six months ended June 30,
	2025	2024	Change	Percent
Sales and marketing	$791,000	$698,000	$93,000	13%
Storage and outbound freight	667,000	581,000	86,000	15%
	$1,458,000	$1,279,000	$179,000	14%

Selling, marketing and distribution expense increased approximately $179,000 (14%) from approximately $1,279,000 in 2024 to $1,458,000 in 2025.

Sales and marketing expense increased approximately $93,000 (13%) from approximately $698,000 in 2024 to $791,000 in 2025. The increase is a result of personnel costs and broker commissions. Additionally, sample expense increased as a result of the launch of our Pop & Go product.

Storage and outbound freight expense increased approximately $86,000 (15%) from approximately $581,000 in 2024 to $667,000 in 2025, primarily because our product mix was more heavily weighted toward categories with less concentrated distribution. Additionally, shortages of Twist & Go bottles resulted in freight inefficiencies in an effort to mitigate late deliveries to the extent possible.

General and administrative expense

	Six months ended June 30,	Six months ended June 30,
	2025	2024	Change	Percent
Personnel costs	$665,000	$603,000	$62,000	10%
Stock based compensation	297,000	517,000	(220,000)	-43%
Legal, professional and consulting fees	111,000	215,000	(104,000)	-48%
Research and development	49,000	47,000	2,000	4%
Other general and administrative expenses	298,000	335,000	(37,000)	-11%
	$1,420,000	$1,717,000	$(297,000)	-17%

General and administrative expenses decreased approximately $297,000 (17%) from approximately $1,717,000 in 2024 to $1,420,000 in 2025.

Personnel cost increased by approximately $62,000 (10%) from approximately $603,000 in 2024 to $665,000 in 2025. The increase in personnel cost resulted from increased head count, and the non-recurrence of settling paid time off obligations in stock in 2024.

Stock-based compensation decreased by approximately $220,000 from $517,000 in 2024 to $297,000 in 2025 as a result of lower expected attainment under our performance stock unit program and a reduction in the size of our board of directors.

Legal, professional and consulting fees decreased by approximately $104,000 (48%) from $215,000 in 2024 to $111,000 in 2025 due to funding the Schrieber litigation through non-recourse litigation funding starting in Q3, 2024.

Other general and administrative expenses decreased by approximately $37,000 (11%) due to due to the non-recurrence of recruitment costs incurred in the second quarter of 2024, partially offset by $46,000 in business development costs.

Net loss

We had net losses of approximately $1,641,000 and $1,460,000 for the six-month periods ended June 30, 2025 and 2024, respectively. While revenue increased 6%, the increase in net loss of approximately $181,000 was primarily the result of an 8.2 percentage point decrease in gross margin and a 14% increase in selling, marketing and distribution cost, partially offset by lower general and administrative costs. We expect our gross margin to normalize in the second half of 2025 as new co-manufacturers are operating at full capacity and capability, improving our supply and cost structure.

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

During the six months ended June 30, 2025, we used $1,575,000 in operations. Our net loss adjusted for non-cash operating expenses was a loss of $1,184,000, while changes in current assets and liabilities used $391,000 primarily because of an investment of $342,000 in inventory and decreases of $364,000 in accounts payable and accrued expenses, partially offset by an decrease in accounts receivable of $278,000. The changes reflect the build of inventory in an effort to minimize the impact of production capacity constraints and the collection of receivables from higher revenue volume at the education channel’s seasonal low point.

As of June 30, 2025, we had working capital of $2,101,000 compared with $606,000 at December 31, 2024, both excluding disputed accounts payable of $499,000 resulting from our dispute with the Manufacturer. The increase in working capital is primarily due to capital raised in the six months ended June 30, 2025 through the sale of common stock, partially offset by losses incurred in the six months ended June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our risk factors are described in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2025, as updated below.

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

Our experience with the Manufacturer demonstrates how our reliance on a limited number of manufacturers and suppliers further increases this risk. Most of our suppliers and manufacturers produce similar products for other companies, and our products may represent a small portion of their businesses. Further, it takes a newly engaged manufacturer typically up to nine months of retrofitting/ preparation before it can begin producing our products. In 2023 and 2024 we did not have contracts in place to produce sufficient units to meet projected demand. If one of our manufacturers fails to perform or renew our contract, we could be faced with a significant interruption in our supply chain. If one of our manufacturers or suppliers fails to perform or deliver products or renew our contract, for any reason, our sales and results of operations could be adversely affected. Furthermore, if we are unable to meet our customers’ demands due to a disruption in our supply chain, we may lose that customer which could adversely affect our business, financial condition and results of operations.

We have received notification that a contract manufacturer of our Twist & Go smoothie bottles will not renew our contract and will cease providing product on February 1, 2026. We are working with both new and existing manufacturers to replace and increase that volume. However, there can be no assurance that our plans to replace the lost volume will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2025, the Company issued 19,920 to two members of its board of directors in settlement of vested restricted stock units for services valued at $50,000. The Company relied upon the exemption from registration contained in Rule 506(b) and Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of persons, (ii) each offer was made through direct communication with the offerees by the Company, (iii) each of the offerees had the requisite sophistication and financial ability to bear risks of investing in the Company’s common stock, (iv) the Company provided disclosure to the offerees, and (v) there was no general solicitation and no commission or remuneration was paid in connection with the offers.

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

BARFRESH FOOD GROUP INC.

Date: August 13, 2025	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

