Form 10-Q
period 2025-09-30
BARFRESH FOOD GROUP INC.
filed 2025-11-06
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,969,281 shares as of November 4, 2025.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,891,000	$235,000
Trade accounts receivable, net	2,489,000	829,000
Other receivables	62,000	55,000
Inventory, net	1,074,000	1,500,000
Prepaid expenses and other current assets	155,000	104,000
Total current assets	5,671,000	2,723,000
Property, plant and equipment, net of depreciation	697,000	333,000
Intangible assets, net of amortization	125,000	178,000
Other non-current assets	302,000	84,000
Total assets	$6,795,000	$3,318,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,736,000	$609,000
Accounts payable	1,729,000	1,200,000
Disputed co-manufacturer accounts payable (Note 4)	499,000	499,000
Accrued expenses	222,000	142,000
Accrued payroll and employee related expenses	92,000	67,000
Financing agreements - current	266,000	99,000
Total current liabilities	4,544,000	2,616,000
Financing agreements	330,000	124,000
Total liabilities	4,874,000	2,740,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; and 15,940,261 and 14,746,172 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Additional paid in capital	67,473,000	64,199,000
Accumulated deficit	(65,552,000)	(63,621,000)
Total stockholders’ equity	1,921,000	578,000
Total liabilities and stockholders’ equity	$6,795,000	$3,318,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue	$4,231,000	$3,637,000	$8,786,000	$7,929,000
Cost of revenue	2,679,000	2,377,000	5,828,000	4,991,000
Gross profit	1,552,000	1,260,000	2,958,000	2,938,000
Operating expenses:
Selling, marketing and distribution	941,000	990,000	2,399,000	2,267,000
General and administrative	844,000	705,000	2,264,000	2,423,000
Depreciation and amortization	27,000	65,000	161,000	197,000
Total operating expenses	1,812,000	1,760,000	4,824,000	4,887,000
Loss from operations	(260,000)	(500,000)	(1,866,000)	(1,949,000)
Interest expense	30,000	13,000	65,000	24,000
Net loss	$(290,000)	$(513,000)	$(1,931,000)	$(1,973,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	15,940,000	14,744,000	15,750,000	14,655,000
Net loss per share	$(0.02)	$(0.03)	$(0.12)	$(0.13)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Net loss	$(1,931,000)	$(1,973,000)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	461,000	757,000
Depreciation and amortization	185,000	217,000
Amortization of debt discount	(12,000)	17,000
Changes in assets and liabilities
Accounts receivable	(1,660,000)	(842,000)
Other receivables	(7,000)	130,000
Inventories	426,000	444,000
Prepaid expenses and other assets	(269,000)	(95,000)
Accounts payable	529,000	(379,000)
Accrued expenses	105,000	180,000
Net cash used in operating activities	(2,173,000)	(1,544,000)

Investing activities
Purchase of property and equipment	(42,000)	(61,000)
Net cash used in investing activities	(42,000)	(61,000)

Financing activities
Borrowings under line of credit	4,389,000	930,000
Repayment of line of credit	(3,250,000)	(847,000)
Issuance of convertible debt	-	65,000
Financing agreement payments	(81,000)	(13,000)
Issuance of common stock, net of $26,000 issuance cost	2,974,000	-
Shares repurchased for income tax withholding under stock compensation program	(161,000)	(20,000)
Net cash provided by financing activities	3,871,000	115,000
Net increase (decrease) in cash	1,656,000	(1,490,000)
Cash, beginning of period	235,000	1,891,000
Cash, end of period	$1,891,000	$401,000

Non-cash financing and investing activities:
Financed acquisition of long-term assets	$454,000	$245,000
Conversion of debt and interest to equity	$-	$136,000
Convertible notes issued in exchange for trade payables	$-	$71,000

Cash paid for interest	$53,000	$7,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentration in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Manufacturer A	36%	63%	44%	58%
Manufacturer B	40%	37%	41%	40%
Other Manufacturers	24%	0%	15%	2%

Manufacturer A has notified the Company that it will cease supplying smoothie bottles in February 2026. Manufacturer B, which makes smoothie cartons, is currently installing bottling equipment which is expected to be operational in January 2026 with approximately 400% additional capacity of bottles over Manufacturer A. Manufacturer B will discontinue making smoothie cartons in December 2025 in preparation for the transition to bottles. The Company’s acquisition of Arps (Note 8) is expected to mitigate supply risks associated with co-manufacturing arrangements.

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

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses. There was no credit loss expense for the three and nine months ended September 30, 2025 and 2024.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending September 30, 2025 and 2024, storage and outbound freight totaled approximately $491,000 and $480,000, respectively. For the nine months ended September 30, 2025 and 2024, storage and outbound freight totaled approximately $1,157,000 and $1,061,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $33,000 and $52,000 in research and development expense for the three months ended September 30, 2025 and 2024, respectively, and $82,000 and $99,000 for the nine months ended September 30, 2025 and 2024, respectively.

Loss Per Share

For the three and nine months ended September 30, 2025 and 2024, common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	September 30,	December 31,
	2025	2024
Raw materials and packaging	$680,000	$505,000
Finished goods	394,000	995,000
Inventory, net	$1,074,000	$1,500,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	September 30,	December 31,
	2025	2024
Manufacturing equipment	$1,556,000	$1,376,000
Customer equipment	1,398,000	1,398,000
Construction in progress	468,000	152,000
	3,422,000	2,926,000
Less: accumulated depreciation	(2,725,000)	(2,593,000)
Property and equipment, net of depreciation	$697,000	$333,000

Depreciation expense related to these assets was approximately $24,000 and $55,000 for the three months ended September 30, 2025 and 2024, respectively, and $132,000 and $168,000 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense in cost of revenue was $9,000 and $6,000 for the three months ended September 30, 2025 and 2024, respectively, and $25,000 and $19,000 for the nine months ended September 30, 2025 and 2024, respectively.

Leased assets amounting to $454,000 are included in construction in progress at September 30, 2025.

Note 4. Commitments and Contingencies

Lease Commitments

The Company leases office space under a non-cancellable operating lease which expired on March 31, 2023, and was extended in a series of short-term amendments through March 31, 2026. The Company’s periodic lease cost was approximately $20,000 for each of the three months ended September 30, 2025 and 2024 and $60,000 for each of the nine months ended September 30, 2025 and 2024.

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

Due to the uncertainties surrounding the claim, the Company is not able to predict either the outcome or a range of reasonably possible recoveries that could result from its actions against the Manufacturer, and no gain contingencies have been recorded. The disruption in its supply resulting from the dispute has adversely impacted the Company’s results of operations and cash flow. The Company has mitigated the impact of the supply disruption with the introduction of its single-serve smoothie cartons, the identification of other co-manufacturing sources, and the acquisition of Arps Dairy, Inc. (“Arps”), as described in Note 8.

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

Note 5. Debt

Line of Credit

In August 2024, the Company secured receivables financing of $1,500,000 (the “Facility”), and amended the facility in September 2025 to increase the available financing to $2,500,000. Under the Facility, the Company may borrow up to 90% of eligible customer account balances. Amounts outstanding bear interest at a rate prime plus 1.2% and collateral fees of 0.15% and are secured by accounts receivable and inventory. The Facility expires on September 5, 2026, and renews automatically, unless notice is given or received. As of September 30, 2025, there was $1,759,000 drawn under the Facility, and $12,000 in unamortized discount.

Financing Agreements

In 2024 and 2025, the Company entered into lease and financing agreements to purchase equipment and software as a service, with weighted average imputed or stated interest of 24%.

Amounts due under the agreements are as follows as of September 30, 2025:

2025 (3 months)	$92,000
2026	368,000
2027	312,000
Total payments due	772,000
Less: interest	(176,000)
596,000
Less: current portion	(266,000)
Financing agreements	$330,000

Commitments under lease financing arrangements amounting to $196,000 and $304,000 are included in financing agreements – current and financing agreements, respectively, at September 30, 2025.

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

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the nine months ended September 30, 2024 and 2025:

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2023	14,420,105	$-	$63,299,000	$(60,796,000)	$2,503,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	201,859	-	(20,000)	-	(20,000)
Equity-based compensation expense	-	-	757,000	-	757,000
Conversion of debt and interest (Note 5)	124,208	-	136,000	-	136,000
Net loss	-	-	-	(1,973,000)	(1,973,000)
Balance September 30, 2024	14,746,172	$-	$64,172,000	$(62,769,000)	$1,403,000

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2024	14,746,172	$-	$64,199,000	$(63,621,000)	$578,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	141,296	-	(161,000)	-	(161,000)
Equity-based compensation expense	-	-	461,000	-	461,000
Registered issuance of common stock	1,052,793		2,974,000		2,974,000
Net loss	-	-	-	(1,931,000)	(1,931,000)
Balance September 30, 2025	15,940,261	$-	$67,473,000	$(65,552,000)	$1,921,000

On February 5, 2025, the Company entered into securities purchase agreements with several investors, pursuant to which the Company sold an aggregate of 1,052,793 shares of common stock at a price of $2.85 per share in a registered direct offering.

Warrants

There are no warrants outstanding as of September 30, 2025.

Equity Incentive Plan

As of September 30, 2025, the Company has $514,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 2.2 years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2024	710,323	$5.04	5.5
Issued	85,979	$2.72
Forfeited	-
Expired	(35,223)	$8.79
Outstanding on September 30, 2025	761,079	$4.60	5.5

Exercisable, September 30, 2025	534,978	$5.40	4.1

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2025
Expected term (in years)	8.0
Expected volatility	97.9%
Risk-free interest rate	4.2%
Expected dividends	$-
Weighted average grant date fair value per share	$2.26

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the nine months ended

	Number of shares	Weighted average grant date fair value
Unvested at January 1, 2025	61,873	$2.72
Granted	119,169	$2.62
Forfeited	(24,960)	$1.67
Vested	(39,293)	$(3.67)
Unvested at September 30, 2025	116,789	$2.45

Performance Share Units

The Company issues performance share units (“PSUs”) that represented shares potentially issuable based upon Company and individual performance in the years of issuance.

The following table summarizes the activity for the Company’s unvested PSUs for the nine months ended September 30, 2025:

	Number of shares	Weighted average grant date fair value
Unvested January 1, 2025	157,694	$1.20
Vested	(155,157)	$1.20
Issued	143,011	$2.74
Unvested at September 30, 2025	145,548	$2.70

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of September 30, 2025, the estimated effective tax rate for 2025 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2019 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any interest and penalties associated with tax positions. As of September 30, 2025, the Company did not have any significant unrecognized uncertain tax positions.

Note 8. Subsequent Event – Business Combination

The Company entered into a stock purchase agreement (the “Purchase Agreement”) dated September 15, 2025, among the Company, Arps, and the shareholders of Arps (the “Arps Shareholders”). On October 3, 2025, the Company, Arps and the Arps Shareholders completed the closing under the Purchase Agreement. As a result, Arps became a wholly-owned subsidiary of the Company.

The Company repaid approximately $1.3 million of certain existing debt of Arps, including an asset-based revolving facility, and is in the process of refinancing a $2.2 million mortgage loan (the “Mortgage”). The Company utilized a portion of its secured receivables financing facility, which had been recently increased to $2.5 million, to effect the debt repayment. To obtain the forbearance agreement from the existing mortgage lender, the Company provided its guaranty of the Mortgage loan and issued restricted shares of its common stock, valued at $100,000, to the Arps Shareholders in exchange for continuing their guarantees with the mortgage lender. Prior to the closing, the Arps Shareholders reduced the outstanding balance of the revolving facility as required by the Purchase Agreement. The Company and Arps have agreed to repay the advances made by the Arps Shareholders within six months of the Closing, secured by a second mortgage on real estate owned by Arps.

Arps, which currently operates a dairy processing facility in Defiance, Ohio, had commenced construction on a 44,000-square foot new facility but was unable to complete construction. The Company plans to complete construction and installation of the processing equipment in the new facility in 2026 (the “New Facility”). In October 2025, the Company incurred additional lease financing of $245,000 to procure equipment.

The Company has commenced manufacturing of certain of its own products at Arps’ existing facility and expects to expand production during the fourth quarter of 2025 and into 2026, thereby eliminating fees previously paid to third-party manufacturers, reducing freight costs, enabling the more efficient procurement of ingredients, and lowering cold storage costs.

To obtain the forbearance from Arps’ existing mortgage lender, WesBanco Bank, Inc., until January 1, 2026, the Company provided its guaranty of the Mortgage loan. The outstanding balance of the Mortgage was $2,198,000 as of October 3, 2025.

Concurrently with the Company’s acquisition of Arps, certain advances to Arps from its former shareholders were formalized with the Company assuming joint and several responsibility for the obligations. The Company and Arps issued notes in the aggregate principal amount of $800,000 to the Arps Shareholders, which consisted of $400,000 of debt previously owed by Arps (the “Existing Loans”) and $400,000 representing the recent advances used to reduce the outstanding balance of the revolving facility (the “New Advances”). The Existing Loans are to be repaid by April 3, 2026 and may be convertible into shares of the Company’s common stock at the option of the Company, using the 15-day volume-weighted average trading price to determine the value of the shares. If the New Advances are not paid by January 3, 2026, interest shall accrue at the rate of 7% per annum from October 3, 2025.

Note 9. Liquidity

During the nine months ended September 30, 2025, the Company used $2,173,000 in operations. As of September 30, 2025, the Company had $1,626,000 in working capital, including $1,891,000 in cash. As a result of the Arps acquisition (Note 8), the Company has assumed a $2,198,000 Mortgage that must be refinanced by January 1, 2026. Additionally, the Company has obligations outstanding under finance agreements of $841,000, including $245,000 borrowed in October 2025.

The Company has a history of operating losses and negative cash flow, which are expected to improve with growth. As described more fully in Note 4, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in the Company’s ability to procure certain products necessary to achieve our growth projections and in elevated legal costs.

To mitigate the impact of procurement constraints, the Company builds inventory in anticipation of third quarter seasonal requirements, and has invested in materials necessary to carry out trials and initial production runs at new co-manufacturers and acquired Arps in October 2025. The Company has an available receivables-based line of credit of $2,500,000, with $1,759,000 in outstanding borrowing as of September 30, 2025. Management expects that the cash cycle will shorten as additional contracted and owned capacity improves production volume and efficiency in the fourth quarter of 2025 and beyond. Additionally, in May 2024, the Company obtained non-recourse litigation financing to allow vigorous pursuit of the complaint against the Manufacturer without further expense to the Company. Finally, as described in Note 6, the Company raised $3,000,000 through the sale of the Company’s common stock in February 2025.

The financial position at September 30, 2025, historical results and obligations incurred in association with the Arps acquisition raise substantial doubt about the Company’s ability to continue as a going concern. As described, the Company has completed steps to mitigate dispute related issues and raise capital. The Company is undertaking steps to refinance the Mortgage on a long-term basis and complete construction of the New Facility. The actions taken have resulted in the alleviation of the substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operation for the Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024

Revenue and cost of revenue

Revenue increased $594,000, or 16%, to $4,231,000 in 2025 as compared to $3,637,000 in 2024.

Revenue increased as a result of growth in our Twist & Go products and the introduction of Pop & Go in the fourth quarter of 2024. We have been able to expand our capacity on a limited basis at our existing smoothie bottle manufacturer and have been developing an additional manufacturer relationship since the fourth quarter of 2024. With the acquisition of Arps, we expect expanded capacity to become available in the fourth quarter of 2025, subject to the risks and uncertainties associated with early-stage production activities.

Cost of revenue increased $302,000, or 13%, to $2,679,000 in 2025 as compared to $2,377,000 in 2024. Cost of revenue increased at a lower rate compared to revenue due to the non-recurrence in 2025 of manufacturing relocation expenses incurred in 2024, partially offset by inventory costs.

Our gross profit was $1,552,000 (37%) and $1,260,000 (35%) for 2025 and 2024, respectively. Excluding production relocation costs, our gross profit was $1,386,000 in 2024 (38%). The reduction in gross margin is a result of product mix and inventory costs, partially offset by the non-recurrence of manufacturing relocation costs.

Selling, marketing and distribution expense

	Three months ended September 30,	Three months ended September 30,
	2025	2024	Change	Percent
Sales and marketing	$450,000	$510,000	$(60,000)	-12%
Storage and outbound freight	491,000	480,000	11,000	2%
	$941,000	$990,000	$(49,000)	-5%

Selling, marketing and distribution expense decreased approximately $49,000 (5%) from approximately $990,000 in 2024 to $941,000 in 2025.

Sales and marketing expense decreased approximately $60,000 (12%) from approximately $510,000 in 2024 to $450,000 in 2025.

Storage and outbound freight expense increased approximately $11,000 (2%) from approximately $480,000 in 2024 to $491,000 in 2025, a slower pace than the 16% increase in revenue, primarily due to efficiencies resulting from larger average shipments.

General and administrative expense

	Three months ended September 30,	Three months ended September 30,
	2025	2024	Change	Percent
Personnel costs	$271,000	$312,000	$(41,000)	-13%
Stock-based compensation	163,000	179,000	(16,000)	-9%
Legal, professional and consulting fees	122,000	36,000	86,000	239%
Research and development	33,000	52,000	(19,000)	-37%
Other general and administrative expenses	255,000	126,000	129,000	102%
	$844,000	$705,000	$139,000	20%

General and administrative expenses increased approximately $139,000 (20%) from approximately $705,000 in 2024 to $844,000 in 2025.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes. Personnel cost decreased by approximately $41,000 (13%) from approximately $312,000 in 2024 to $271,000 in 2025. The decrease in personnel cost resulted from a decreased head count.

Stock-based compensation decreased by approximately $16,000 from $179,000 in 2024 to $163,000 in 2025 as a result of a reduction in the size of our board of directors.

Legal, professional and consulting fees increased by approximately $86,000 (239%) from $36,000 in 2024 to $122,000 in 2025 due to costs incurred in association with the Arps acquisition.

Research and development decreased by approximately $19,000 (37%) from $52,000 in 2024 to $33,000 in 2025 due to a decrease in development activities following the introduction of our Pop & Go product, and a decrease in co-manufacturer development activities in anticipation of our acquisition of Arps.

Other general and administrative expenses increased by approximately $129,000 (102%) due to costs incurred in association with the acquisition of Arps.

Net loss

We had net losses of approximately $290,000 and $513,000 for the three-month periods ending September 30, 2025 and 2024, respectively. The decrease in net loss of approximately $223,000 was primarily due to the increase in revenue and gross margin, and the reduction in operating expense exclusive of Arps acquisition expenses.

Results of Operation for the Nine months Ended September 30, 2025 as Compared to the Nine months Ended September 30, 2024

Revenue and cost of revenue

Revenue increased $857,000, or 11%, to $8,786,000 in 2025 as compared to $7,929,000 in 2024.

Cost of revenue increased $837,000, or 17%, to $5,828,000 in 2025 as compared to $4,991,000 in 2024. Cost of revenue increased at a higher rate compared to revenue due to trial costs at our new manufacturer and elevated costs to supply product in a sub-optimal manner while the production process at a new manufacturer is under development.

Our gross profit was $2,958,000 (34%) and $2,938,000 (37%) for 2025 and 2024, respectively. Excluding production relocation costs, our gross profit was $3,114,000 in 2024 (39%). The reduction in gross margin is a result of product mix and new manufacturer trial and development costs.

Selling, marketing and distribution expense

	Nine months ended June 30,	Nine months ended June 30,
	2025	2024	Change	Percent
Sales and marketing	$1,242,000	$1,206,000	$36,000	3%
Storage and outbound freight	1,157,000	1,061,000	96,000	9%
	$2,399,000	$2,267,000	$132,000	6%

Selling, marketing and distribution expense increased approximately $132,000 (6%) from approximately $2,267,000 in 2024 to $2,399,000 in 2025.

Sales and marketing expense increased approximately $36,000 (3%) from approximately $1,206,000 in 2024 to $1,242,000 in 2025. The increase is a result of broker commissions on increased revenue. Additionally, sample expense increased as a result of the launch of our Pop & Go product.

Storage and outbound freight expense increased approximately $96,000 (9%) from approximately $1,061,000 in 2024 to $1,157,000 in 2025, primarily because of the 11% increase in revenue, offset by shipping efficiencies.

General and administrative expense

	Nine months ended June 30,	Nine months ended June 30,
	2025	2024	Change	Percent
Personnel costs	$936,000	$916,000	$20,000	2%
Stock based compensation	461,000	696,000	(235,000)	-34%
Legal, professional and consulting fees	233,000	250,000	(17,000)	-7%
Research and development	82,000	99,000	(17,000)	-17%
Other general and administrative expenses	552,000	462,000	90,000	19%
	$2,264,000	$2,423,000	$(159,000)	-7%

General and administrative expenses decreased approximately $159,000 (7%) from approximately $2,423,000 in 2024 to $2,264,000 in 2025.

Personnel cost increased by approximately $20,000 (2%) from approximately $916,000 in 2024 to $936,000 in 2025.

Stock-based compensation decreased by approximately $235,000 from $696,000 in 2024 to $461,000 in 2025 as a result of lower expected attainment under our performance stock unit program and a reduction in the size of our board of directors.

Legal, professional and consulting fees decreased by approximately $17,000 (7%) from $250,000 in 2024 to $233,000 in 2025 due to funding the Schrieber litigation through non-recourse litigation funding starting in Q3 2024, partially offset by Arps acquisition costs incurred in Q3 2025.

Research and development decreased by approximately $17,000 (17%) from $99,000 in 2024 to $82,000 in 2025 due to a decrease in development activities following the introduction of our Pop & Go product, and a decrease in co-manufacturer development activities in anticipation of our acquisition of Arps.

Other general and administrative expenses increased by approximately $90,000 (19%) due to costs associated with the acquisition of Arps, partially offset by the non-recurrence of recruitment costs incurred in the second quarter of 2024.

Net loss

We had net losses of approximately $1,931,000 and $1,973,000 for the nine-month periods ended September 30, 2025 and 2024, respectively, an improvement of $42,000. While revenue increased 11% and operating expenses were reduced by $63,000, these improvements were partially offset by the 3.4 percentage point decrease in gross margin and a $41,000 increase in interest expense.

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

During the nine months ended September 30, 2025, we used $2,173,000 in operations. Our net loss adjusted for non-cash operating expenses was a loss of $1,297,000, while changes in current assets and liabilities used $876,000. The increase in revenue resulted in a $1,660,000 increase in accounts receivable, while we reduced our investment in inventory by $426,000. The changes reflect the education channel’s seasonal revenue peak, and the draw down of inventory built over the summer school break to minimize the impact of production capacity constraints. Additionally, accounts payable increased by $529,000 due to timing of material purchases and amounts due for Arps acquisition costs incurred.

As of September 30, 2025, we had working capital of $1,626,000 compared with $606,000 at December 31, 2024, both excluding disputed accounts payable of $499,000 resulting from our dispute with the Manufacturer. The increase in working capital is primarily due to capital raised in the nine months ended September 30, 2025 through the sale of common stock, partially offset by losses incurred in the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as COVID-19 and influenza, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

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

We have received notification that a contract manufacturer of our Twist & Go smoothie bottles will not renew our contract and will cease providing product on February 1, 2026. We are working with both new and existing manufacturers, including Arps, which we acquired in October 2025, to replace and increase that volume. However, there can be no assurance that our plans to replace the lost volume will be successful.

We completed our first acquisition in the fourth quarter of 2025. Growth by acquisitions involves risks, and we may not be able to effectively integrate the business we acquired or complete necessary financing and development activities to achieve the objectives of the acquisition.

We completed the acquisition of Arps Dairy, Inc. in October 2025. The acquisition is subject to various risks and uncertainties and could have a negative impact on our business, financial condition, or results of operations. These risks include the inability to integrate effectively the operations, products, and personnel of the acquired company which is located a significant distance from our existing business, the inability to complete construction that was in progress on the New Facility at the time of the acquisition within the anticipated timeframe and budget, the inability to achieve anticipated cost savings or operating synergies, the management of risks associated with manufacturing operations including product quality and safety, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from the acquisition. We are obligated to refinance $2,198,000 of mortgage debt assumed in the acquisition and secured by New Facility. If we are unable to complete the refinancing, we risk foreclosure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated September 15, 2025 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed September 18, 2025)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BARFRESH FOOD GROUP INC.

Date: November 6, 2025	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

