Form 10-K/A
period 2024-12-31
BARFRESH FOOD GROUP INC.
filed 2025-12-19
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Barfresh Food Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Report”). This Amendment is being filed for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K not included in the Original Report.

The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Report in reliance on the SEC’s general instructions to the Form 10-K, which permit the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year-end. We are filing this Amendment to include Part III information in the Original Report because our definitive proxy statement containing this information was not filed before that date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Report. This Amendment does not reflect events that may have occurred subsequent to the date of filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our current directors and executive officers. Each director is elected at our annual meeting of stockholders and holds office for one year, or until his or her successor is elected and qualified. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board.

Name	Age	Position
Riccardo Delle Coste	47	President, Chief Executive Officer and Chairman
Lisa Roger	60	Chief Financial Officer
Steven Lang	73	Director
Joseph M. Cugine	65	Director
Alexander H. Ware	63	Director
Isabelle Ortiz-Cochet	64	Director
Justin Borus	49	Director

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

Qualifications: Mr. Delle Coste has over 20 years of experience within retail, hospitality and dairy manufacturing.

Lisa Roger was appointed to serve as our Chief Financial Officer effective January 17, 2022. Ms. Roger previously served as the EVP Corporate Controller at FreshRealm, a fresh meals solution provider that partners with retailers, from May 2021 to December 2021. From March 2014 to May 2021, she held various positions with Fox Factory Inc., most recently as the Vice President, Accounting and Tax. Fox Factory Inc. is a designer, manufacturer and marketer of products and systems used primarily on bikes, side-by-sides, off-road vehicles and trucks, ATVs, snowmobiles, specialty vehicles and applications, motorcycles, and commercial trucks. Ms. Roger holds a Bachelor of Arts degree in Economics and Business from University of California, Los Angeles and a Master of Business Administration degree from University of California, Los Angeles Anderson Graduate School of Management, and is a Certified Public Accountant in the State of California (inactive status).

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

Alexander H. Ware was appointed as director of the company on July 13, 2016. Currently, Mr. Ware serves as advisor to Foodsby, Inc. and HyperSpectral.ai. From September 2018 to December 2021, Mr. Ware served as President of Foodsby, Inc., a fast-growing meal ordering platform for office buildings. Previously, he served as Interim President, and Executive Vice President and Chief Financial Officer of Buffalo Wild Wings from October 2016 to 2018. From 2012 through 2016, Mr. Ware was Executive Chairman of MStar Holding Corporation (MicroStar) and had served as Interim Chief Executive Officer in 2013. Prior to MicroStar, he served as a Senior Advisor and previously as Executive Vice President of Strategic Development of Pohlad Companies, a family office, from 2010 to 2015. Starting in 1994, he served in increasing capacities at PepsiCo, then PepsiAmericas, Inc. culminating as Executive Vice President and Chief Financial Officer from 2005 to 2010. Previously, he was a Senior Associate at Booz Allen Hamilton, Inc. from 1990 to 1994. Mr. Ware received his Bachelor of Arts degree in Economics from Hampden-Sydney College and his Master of Business Administration from the Darden Graduate School of Business at the University of Virginia. In addition to Barfresh, Mr. Ware currently serves on the board of MStar Holding Corporation and on the advisory board of Stonearch Capital.

Qualifications: Mr. Ware has specific and relevant industry experience in the production and marketing of beverages as well as the operations and management of restaurants. In addition, Mr. Ware has knowledge in the areas of strategic and financial planning, corporate development, personnel management, resource allocation and distribution.

Isabelle Ortiz-Cochet was appointed as director of the Company on December 16, 2016. She is the Chief Investment Officer for Unibel, parent company of Bel Group. Bel is an international France-based group, a world leader in branded cheese business and fruit pouches, with brands such as Laughing Cow, Mini-Babybel, Boursin or GoGo Squeez. In that position since January 2016, Ms. Ortiz-Cochet drives Unibel diversification strategy, and leads the investment portfolio development. She was previously VP Strategic Development at Bel Group from September 2013 to December 2015. From 2007 to 2013, based out of Bel’s New York office, Ms. Ortiz-Cochet led the development of long-term strategies in North and South America, as well as Marketing strategy in the region. Prior to that position, she held a number of leadership positions in marketing and global strategy at Bel out of the Paris office, at French, European and corporate levels. Isabelle began her career with Kimberly Clark in France. Isabelle earned a master’s degree from ESSEC Business School in France, and an executive MBA from HEC Business School, France.

Pursuant to the investor rights agreement between Barfresh and Unibel dated November 23, 2016, Unibel is entitled to appoint one director to the board of directors of Barfresh, which director is entitled to sit on each committee of the board of directors selected by Unibel, unless Unibel has beneficial ownership of less than: (i) 75.0% of its Shares; and (ii) 5.0% of the company’s issued and outstanding common stock. Unibel has designated Isabelle Ortiz-Cochet as its board designee. Barfresh has agreed to call stockholder meetings whenever necessary to ensure Unibel’s designee is elected as a director. At any time that Unibel’s designee is not a director, Unibel’s designee will be entitled to be a board observer. Riccardo Delle Coste, Steven Lang and their respective affiliates have agreed to vote their shares in favor of Unibel’s designee.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Code of Ethics

Our Chief Executive Officer and Chief Financial Officer are bound by a Code of Ethics that complies with Item 406 of Regulation S-K of the Exchange Act.

Board Structure and Committees

We currently have an audit committee, a compensation committee and a nominating and governance committee. The members of the audit committee are Joseph Cugine, Steven Lang and Alexander Ware. The audit committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. Joseph Cugine, Steven Lang, and Alexander Ware are independent members of the audit committee, as defined below. The members of the compensation committee are Justin Borus, Joseph Cugine and Alexander Ware. The compensation committee is primarily responsible for reviewing and approving our salary and benefits policies (including stock-based compensation) and other compensation of our executive officers. The members of the nominating committee are Steven Lang, and Isabelle Ortiz-Cochet. The nominating and governance committee is primarily responsible for overseeing corporate governance and for identifying, evaluating and recommending individuals to serve as directors of the Company.

Risk Oversight

Both the full board of directors and its committees oversee the various risks faced by the Company. Management is responsible for the day-to-day management of the Company’s risks and provides periodic reports to the board of directors and its committees relating to those risks and risk-mitigation efforts. Our board of directors’ oversight of risk is conducted primarily through the standing committees of the board of directors, with the audit committee taking a lead role on oversight of financial risks and in interfacing with management on significant risks or exposures and assessing the steps management has taken to minimize such risks. The audit committee also is charged with, among other tasks, oversight of management on the Company’s guidelines and policies to govern the process by which the Company’s exposure to risk is handled. Members of the Company’s management, including our principal financial officer, periodically report to the audit committee regarding risks overseen by the audit committee, including quarterly with respect to the Company’s internal control over financial reporting. The compensation committee, in consultation with management, has reviewed the design and operation of the Company’s compensation arrangements and evaluated the relationship between the Company’s risk management policies and practices and these arrangements. As a result of this review, the compensation committee has determined that the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company. Our board of directors does not believe that its role in the oversight of our risks affects the board’s leadership structure.

Board Determination of Independence

We use the definition of “independence” standards as defined in the NASDAQ Stock Market Rule 5605(a)(2), which provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that five of our six directors are independent, which constitutes a majority.

Compensation Committee Interlocks and Insider Participation

No current member of our Compensation Committee has been an executive officer or employee of ours during the past three years. None of our officers currently serves, or has served during the last completed year, on the board of directors, compensation committee or other committee serving an equivalent function, of any other entity that has one or more officers serving as a member of the Board or Compensation Committee.

Item 11. Executive Compensation.

Overview

The compensation committee sets the compensation of our executive officers. Our objectives with respect to compensation of our executive officers are to: (1) link executive compensation to our business strategy execution and performance; (2) offer compensation designed to attract, retain and reward key executive officers; and (3) offer salary, cash bonus and incentive compensation pay opportunities that are competitive in the marketplace, recognize achievement of our business strategy objectives, and align the long-term interests of executive officers with those of our stockholders. The primary objectives that we consider are market penetration of product, revenue growth, and analysis of our financial performance as compared to our internal plans and projected forecasts.

The material elements of our compensation program for our Named Executive Officers are annual cash compensation, annual incentive compensation and long-term incentive compensation. Our Named Executive Officers are eligible to participate in our health and welfare benefit plans generally available to our other employees.

The following table summarizes all compensation for the fiscal years ending December 31, 2024 (“2024”) and December 31, 2023 (“2023”) received by our “Named Executive Officers”:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock awards ($)		Option awards ($)		All other compensation ($)		Total ($)
Riccardo Delle Coste,	2024	394,000	146,000	(1)	-0-		18,000	(2)	11,000	(3)	569,000
Chief Executive Officer	2023	375,000	61,000	(4)	-0-		20,000	(5)	11,000	(3)	467,000

Lisa Roger,	2024	289,000	39,000	(6)	84,000	(7)	292,000	(8)	-0-		704,000
Chief Financial Officer	2023	275,000	21,000	(9)	-0-		-0-		-0-		296,000

(1)	Represents the grant date fair value of PSUs earned for achievement of company and individual performance goals under the 2024 performance bonus and the final vesting of PSUs earned under the 2022 performance bonus.

(2)	Represents a stock option grant of 19,231 option shares issued 4/29/24 with an exercise price of $1.57, which vests in equal increments on each of the first, second and third anniversaries of the grant date.

(3)	Represents the car allowance paid to Mr. Delle Coste.

(4)	Represents the grant date fair value of PSUs earned for achievement of company performance goals under the 2023 performance bonus with time vesting requirements and individual performance goals under the 2024 performance bonus. The amount recognized as 2023 PSU expense was settled with the issuance of 14,585 shares (net of 5,142 shares withheld to cover the related tax liability) in February 2024. The amount recognized as 2023 PSU expense was settled with the issuance of 20,380 shares in March 2024.

(5)	Represents a stock option grant of 19,231 option shares issued 4/27/23 with an exercise price of $1.33, which vests in equal increments on each of the first, second and third anniversaries of the grant date.

(6)	Represents the grant date fair value of PSUs earned for achievement of company and individual performance goals under the 2024 performance bonus.

(7)	Represents 20,000 shares issued on 1/10/24 and 25,000 shares issued on 6/13/24, which vest in equal increments on each of the second, third and fourth anniversaries of the grant date.

(8)	Represents a stock option grant of 150,000 option shares issued 6/13/24, which vests in equal increments on each of the second, third and fourth anniversaries of the grant date.

(9)	Represents the grant date fair value of PSUs earned for achievement of individual performance goals under the 2023 performance bonus.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Riccardo Delle Coste	19,231	(1)			9.36	12/31/26
	19,231	(1)			7.15	12/31/26
	19,231	(1)			6.76	12/31/26
	19,231	(1)			5.85	5/20/27
	19,231	(1)			4.94	4/25/28
	19,231	(1)			5.72	4/27/29
	12,821	(2)	6,410	(2)	6.79	4/27/30
	6,410	(2)	12,821	(2)	1.33	4/27/31
	0	(2)	19,231	(2)	1.57	4/29/32

Lisa Roger	7,693	(3)	7,692	(3)	5.95	1/17/30
	0	(4)	150,000	(4)	2.19	6/13/32

(1)	Fully vested.
(2)	Vests ratably in equal increments on the first, second and third anniversary of the date of grant of the option.
(3)	50% of the option vests on January 17, 2024 and the remaining 50% vests January 17, 2025.
(4)	One-third of the option vests on June 13, 2026, one-third vests June 13, 2027, and the remaining third vests June 13, 2028.

Employment Agreements

On April 27, 2015, Smoothie, Inc. entered into an executive employment agreement with Riccardo Delle Coste, its Chief Executive Officer and director. Mr. Delle Coste is also the Chief Executive Officer and Chairman of the Company. Pursuant to the employment agreement, he receives a base salary of $350,000, subject to adjustment as approved by the Board of Directors, and performance bonuses of 75% of his base salary based on mutually agreed upon performance targets. The performance bonus for 2024 was structured as a performance share unit (PSU) for a target award of 254,580, under which 44% could be earned for each of Company revenue and adjusted EBITDA targets, and 12% based on achievement of individual goals, with additional time-based vesting on 34% of the award. In addition, Mr. Delle Coste receives up to an additional 19,231 options, on an annual basis, subject to vesting requirements. All options and PSUs granted under the employment agreement are subject to the Company’s 2015 and 2023 Equity Incentive Plans unless specifically excluded from registration.

On January 1, 2022, Lisa Roger agreed to serve as the Company’s Chief Financial Officer effective January 17, 2022. Her offer of employment provided for a base salary of $275,000, subject to adjustment as approved by the Board of Directors, and performance bonuses of up to 25% of her base salary, based upon performance targets determined by the Board of Directors. In addition, Ms. Roger was granted 8-year options to purchase up to 15,385 shares of common stock of Barfresh, half of which vested January 17, 2024, and the remaining half vested January 17, 2025. In addition, Ms. Roger was granted 7,693 shares, half of which vests January 17, 2024, with the remaining half vesting January 17, 2025. The performance bonus for 2024 was structured as a PSU for a target award of 62,284, under which 30% could be earned for each of Company revenue and adjusted EBITDA targets, and 40% based on achievement of individual goals. In addition, Ms. Roger receives an additional 15,000 shares, on an annual basis, subject to vesting requirements. The options, restricted shares and PSUs are subject to the Company’s 2015 and 2023 Equity Incentive Plans.

DIRECTOR COMPENSATION

The following table summarizes the compensation paid to our directors that were not employees for the fiscal year ended December 31, 2024. A director who is a Company employee does not receive any compensation for service as a director. The compensation received by directors that are employees of the Company is shown above in the summary compensation table. We reimburse all directors for expenses incurred in their capacity as directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Arnold Tinter	-0-	50,000	-0-	50,000
Steven Lang	-0-	25,000	25,000	50,000
Isabelle Ortiz-Cochet	-0-	-0-	50,000	50,000
Alexander Ware	-0-	50,000	-0-	50,000
Justin Borus	-0-	-0-	-0-	-0-
Joseph Cugine	-0-	50,000	-0-	50,000

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2024, with respect to equity securities authorized for issuance under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, RSUs, PSUs, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column a

Equity compensation plans approved by security holders (1)	682,000	$5.04	822,000
Equity compensation plans not approved by security holders	248,000	$-	-

TOTAL	930,000	$5.04	822,000

(1)	The weighted-average price does not take RSUs and PSUs into account.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities.

To our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to Barfresh under 17 CFR 240.16a-3(e) during our most recent fiscal year and Forms 5 and amendments thereto furnished to Barfresh with respect to our most recent fiscal year or written representations from the reporting persons, we believe that during the fiscal year ended December 31, 2024 our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item regarding executive compensation is incorporated by reference to Item 11 above.

Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth in Item 11 above.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 15, 2025 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of December 15, 2025. As of December 15, 2025, the Company had 15,969,281 shares of common stock outstanding. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of December 15, 2025 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Common Stock Beneficially Owned
Name and address of beneficial owner (1)	Number of Shares	Percentage of Class

Directors and Officers
Riccardo Delle Coste (2) (3) (4)	1,890,266	11.7%
Steven Lang (5) (6) (7)	1,647,834	10.3%
Justin Borus (8) (9)	1,440,885	9.0%
Joseph Cugine (10) (11)	278,912	1.7%
Isabelle Ortiz-Cochet (12) (13)	137,333	0.9%
Alexander Ware (14) (15)	129,029	0.8%
Lisa Roger (16) (17)	81,084	0.5%
All directors and officers as a group (7 persons)	5,605,343	34.2%

5% Beneficial Owners
Unibel[18]	2,199,788	13.8%
Bleichroeder LP (19)	1,390,758	8.7%
Norman H Pessin and Sandra F Pessin[20]	1,299,252	8.1%
IBEX Investors LLC[21]	1,110,982	7.0%

1	The address of those listed, except as noted, is c/o Barfresh Food Group Inc., 3600 Wilshire Blvd. Suite 1720, Los Angeles, CA 90010.
2	Mr. Delle Coste is the Chief Executive Officer, President and a Director of the Company.

3	Includes 1,642,022 shares owned by R.D. Capital Holdings PTY Ltd. and 6,782 shares owned by the Delle Coste Family Trust of which Riccardo Delle Coste is deemed to be a beneficial owner.
4	Includes 153,848 shares issuable under exercisable options granted.
5	Mr. Lang is a Director of the Company.
6	Includes 1,471,323 shares owned by Sidra Pty Limited and 43,852 shares by Hodumo Pty Ltd of which Steven Lang is deemed to be a beneficial owner.
7	Includes 67,558 shares underlying options granted.
8	Justin Borus is a Director of the Company.
9	Includes 1,110,982 shares owned by Ibex Microcap Fund LLLP, of which Justin Borus is the manager of the investment manager and general partner, respectively, and deemed to be a beneficial owner.
10	Mr. Cugine is a Director of the Company.
11	Includes 44,186 shares issuable under exercisable options granted.
12	Ms. Ortiz-Cochet is a Director of the Company. Her address is 2 Allee De Longchamp, Suresnes, France 92150.
13	Includes 137,333 shares underlying options granted.
14	Mr. Ware is a Director of the Company.
15	Includes 127,529 shares owned by The Alexander Ware Revocable Trust of which Mr. Ware is deemed to be a beneficial owner.
16	Ms. Roger is the Chief Financial Officer of the Company.
17	Includes 15,385 shares underlying options granted.
18	The address of Unibel is 2 Allee De Longchamp Suresnes, France 92150.
19	The address of Bleichroeder LP is 1345 Avenue of the Americas, 47th Floor, New York, NY 10105. Bleichroeder LP is deemed to be the beneficial owner of these shares as a result of acting as investment advisor to various clients. Clients of Bleichroeder have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such securities.
20	The address of Norman Pessin and Sandra Pessin is 400 E 51st PH31, New York, NY 10022.
21	The address of IBEX Investors LLC is 250 Fillmore Street, Suite 150, Denver, CO 80206.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item regarding executive compensation is incorporated by reference to Item 11 above.

The Company’s policy with regard to related party transactions requires any related party loans that are (i) non-interest bearing and in excess of $100,000 or (ii) interest bearing, irrespective of amount, must be approved by the Company’s board of directors. All issuances of securities by the Company must be approved by the board of directors, irrespective of whether the recipient is a related party. There were no related party transactions during the past two completed fiscal years.

Item 14. Principal Accounting Fees and Services.

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP for the years ended December 31, 2024 and December 31, 2023 were as follows.

	2024	2023
Audit fees	$96,000	$91,000
Audit related fees	1,000	6,000
Tax fees	21,000	18,000
All other fees	-	-
Total	$118,000	$115,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees” including services related to offering of common stock and consents for registration statements; (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees. The aggregate fees billed for the years ended December 31, 2024 and December 31, 2023 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. The aggregate fees billed for the years ended December 31, 2024 or December 31, 2023 for registration statements, that are not reported under Audit Fees.

Tax Fees. The aggregate tax fees billed for the years end December 31, 2024 and 2023 related to the preparation of corporate income tax returns.

All Other Fees. Eide Bailly LLP did not provide us with professional services related to “Other Fees” for the years ended December 31, 2024 or December 31, 2023.

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, an audit committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the audit committee’s responsibility for administration of the engagement of the independent registered public accounting firm. The Company has established an Audit Committee. Accordingly, audit services and non-audit services described hereinabove were pre-approved by an Audit Committee.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statements.

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

101.INS	Inline XBRL Instance.
101.XSD	Inline XBRL Schema.
101.PRE	Inline XBRL Presentation.
101.CAL	Inline XBRL Calculation.
101.DEF	Inline XBRL Definition.
101.LAB	Inline XBRL Label.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BARFRESH FOOD GROUP INC.

Date: December 19, 2025	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

