Form 10-K
period 2025-12-31
BARFRESH FOOD GROUP INC.
filed 2026-04-15
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number: 001-41228

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Wilshire Boulevard, 8th Floor Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 310-598-7113

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.000001 par value	BRFH	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2025 was $19,811,066.

As of April 13, 2026, there were 16,104,853 outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days of December 31, 2025. Other items incorporated by reference are listed in the Exhibit Index of this Annual Report on Form 10-K.

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

You can read our SEC filings, including the registration statement, over the Internet at the SEC’s website at www.sec.gov at no cost. You may also request a copy of these filings, at no cost, by writing us at 12100 Wilshire Boulevard, 8th Floor, Los Angeles, California, 90025 or calling us at (310) 598-7113.

We also maintain a website at www.barfresh.com/us/, at which you may access these materials free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

PART I

Item 1. Business.

Corporate History and Background

The Company is engaged in the manufacturing and distribution of ready-to-drink and ready-to-blend frozen beverages and food, including smoothies, shakes, frappes and juice pops. The current operation was established following a 2012 reverse merger into an inactive Delaware corporation, formed on February 25, 2010.

On October 3, 2025, we acquired Arps Dairy, Inc., an Ohio corporation (“Arps Dairy”), which operates a 15,000- square foot dairy processing facility to be replaced in 2026 by a new 44,000-square foot facility under construction nearby (the “New Facility”), thereby obtaining manufacturing capability that we did not previously have. Unless otherwise expressly stated or the context otherwise requires, the description of our business included or incorporated by reference in this prospectus reflects our business after giving effect to the Arps Dairy acquisition (the “Acquisition”).

Accordingly, we have two direct subsidiaries: Barfresh Corporation, Inc. (formerly known as Smoothie, Inc.) and Arps Dairy, Inc. and Barfresh, Inc. Our corporate office is located at 12100 Wilshire Boulevard, 8th Floor, Los Angeles, California, 90025. Our telephone number is (310) 598-7113 and our website is www.barfresh.com.

Business Overview

Barfresh is a leader in the creation, manufacturing and distribution of ready-to-drink and ready-to-blend frozen beverages and food. The current portfolio of products includes smoothies, shakes, frappes and juice pops.

Some of the key benefits of the products for the end consumers that drink the products include:

●	From as little as 125-130 calories (per serving)

●	Real fruit in every smoothie

●	Dairy free options

●	Kosher approved

●	Gluten Free

Following the Acquisition, we are also engaged in providing raw and processed milk to a single significant customer. This legacy Arps Dairy activity is strategic from the standpoint of our supply chain and capacity utilization.

Products

Barfresh legacy products are packaged in four distinct formats.

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

The Company’s bulk “Easy Pour” format, which contains all the ingredients necessary to make the beverage, is packaged in gallon containers in a concentrated formula that is mixed in beverage dispensing equipment 1:1 with water. The Company has a “no sugar added” version of the bulk “Easy Pour” format that is specifically targeted for the aforementioned USDA national school meal programs. In addition, the Company received approval from the United States Defense Logistics Agency (“USDLA”) to sell its smoothie products into all branches of the U.S. Armed Forces and is currently in contract with and selling its bulk Easy Pour products into over one hundred military bases in the United States and abroad. Additionally, the Company offers WHIRLZ 100% Juice concentrate, which is sold at ambient temperatures and mixed in beverage dispensing equipment on a 5:1 ratio.

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

Distribution

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors.

Raw and processed milk is sold directly to the single customer for these products.

Manufacturing

In the past, Barfresh has relied solely on contract manufacturers to manufacture all of its products in the United States. With the acquisition of Arps Dairy, Barfresh will now be able to control the quantity and quality of its own production, as well as eliminating fees previously paid to third-party manufacturers, reducing freight costs, enabling the more efficient procurement of ingredients, and lowering cold storage costs.

As described in Risk Factors, by bringing the majority of its manufacturing in-house, Barfresh gains greater control over its supply chain and positions the Company for accelerated growth and expanded market opportunities. The manufacturing facility acquisition provides Barfresh with the operational foundation and cost efficiencies necessary to scale its business profitably. In the fourth quarter of 2025, the acquired manufacturing facility produced 18% of supply.

Research and Development

The Company incurred approximately $128,000 and $132,000 in research and development expenses for the years ended December 31, 2025 and 2024, respectively.

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

Intellectual Property

Barfresh owned the domestic and international property rights to its products’ sealed pack of ingredients used in its single serve products. Patents in the United States and Australia expired in 2025.

Governmental Approval and Regulation

While the Company is not aware of the need for any governmental approvals to manufacture or distribute its products, manufacturing products which meet the criteria of the USDA’S national school meal program is critical to the Company’s business plan.

As a dairy processor, Arps Dairy is heavily regulated, primarily by the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA), and state health departments, requiring compliance with the Pasteurized Milk Ordinance, Food Safety Modernization Act (FSMA) for sanitation, pasteurization standards, and regular inspections. Key areas include raw milk pricing, licensing, structural sanitation, mandatory pasteurization, and temperature controls.

Key regulatory areas for dairy processors include the following:

●	Federal Regulatory Oversight: The FDA governs food safety, while the USDA Agricultural Marketing Service oversees Federal Milk Marketing Orders (FMMOs), which establish minimum prices for raw milk.
●	Pasteurized Milk Ordinance: This is the national standard for Grade A milk products, covering production, transportation, and processing.
●	Food Safety Modernization Act: Requires comprehensive food safety plans, hazard analysis, and risk-based preventive controls.
●	Pasteurization and Equipment Standards: Strict requirements for pasteurizer design, including temperature recording devices (thermograph charts) to be kept for 2 years.
●	State Licensing and Inspections: The Ohio Department of Agriculture Division of Dairy issues manufacturing licenses, mandates that raw milk come from approved sources, and conducts sanitation inspections.
●	Operational Requirements: Regulations demand proper cleaning facilities, hand-washing stations, ventilation, waste disposal, and approved milk storage tanks. Processors must ensure all equipment, such as recording thermometers and flow diversion devices, is calibrated and sealed by regulatory agencies.

Environmental Laws

Regulation is conducted at both the federal and state level by the Environmental Protection Agency and by the Ohio Environmental Protection Agency with respect to the following:

●	Clean Water Act (CWA), specifically the Dairy Products Processing Effluent Guidelines: Establishes effluent guidelines for dairy product processing, restricting pollutants in wastewater directly or indirectly discharged into U.S. waters.
●	EPA National Pollutant Discharge Elimination System (NPDES) permits: Required for direct discharges to ensure compliance with water quality standards.
●	Pretreatment Standards: Regulates indirect dischargers who send wastewater to municipal treatment plants.

Employees

As of April 13, 2026, the Company has 32 employees and 3 consultants.

Financial information about segments and geographic areas

As a result of the Acquisition, we operate in two reportable segments: Frozen Beverages and Food, and Raw and Processed Milk. All products are predominately sold within the United States. Additional information about our product segments is available in Note 9 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We completed our first acquisition in the fourth quarter of 2025. Growth by acquisitions involves risks, and we may not be able to effectively integrate the business we acquired to achieve the objectives of the acquisition or implement the contract manufacturing agreement.

We completed the acquisition of Arps Dairy in October 2025. The Acquisition is subject to various risks and uncertainties and could have a negative impact on our business, financial condition, and/or results of operations. These risks include the inability to integrate effectively the operations, products, and personnel of the acquired company which is located a significant distance from our existing business, the inability to complete construction that was in progress on the New Facility at the time of the Acquisition within the anticipated timeframe and budget, the inability to achieve anticipated cost savings or operating synergies, the management of risks associated with manufacturing operations including product quality and safety, and the risk we may not be able to effectively manage our operations at an increased scale of operations resulting from the Acquisition.

By acquiring Arps Dairy, we are now exposed to operational risk in dairy processing.

Operating a dairy processing plant involves significant operational, regulatory, and market-related risks. The plant is highly dependent on a consistent supply of raw milk, which may be affected by factors outside of our control. In addition, dairy processing facilities must comply with stringent food safety, environmental, and occupational health regulations; failure to maintain compliance could result in fines, recalls, suspension of operations, or reputational damage. Equipment breakdowns, labor shortages, or disruptions in energy and water supply could materially impact production capacity and increase costs. Moreover, given the perishable nature of dairy products, disruptions in transportation or refrigeration systems pose heightened risks of spoilage and product loss. These factors, individually or in combination, may adversely affect the plant’s operational performance, profitability, and long-term viability.

Our operations depend on the consistent availability and quality of raw milk.

The supply and cost of raw milk are influenced by factors outside of our control, including seasonal fluctuations, weather conditions, feed and fuel costs, disease outbreaks, and general agricultural market conditions. Interruptions in raw milk supply or significant increases in input costs could materially and adversely affect our ability to produce and sell dairy products, and could negatively impact our operating results.

Dairy processing facilities are subject to extensive regulation.

Our dairy processing facility will need to comply with regulations by federal, state, and local authorities, including requirements related to food safety, sanitation, labeling, environmental protection, and occupational health and safety. Failure to comply with applicable laws and regulations could result in fines, mandatory product recalls, product seizures, suspension of operations, reputational harm, and liability for damages. Compliance costs may also increase over time as regulations become more stringent. Any such outcomes could have a material adverse effect on our business and financial performance.

Our dairy processing operations are dependent on reliable performance of our equipment.

The operations at Arps Dairy rely on specialized processing equipment, refrigeration systems, and a reliable supply of utilities such as water and energy. Equipment breakdowns, malfunctions, or prolonged utility outages could disrupt our production and distribution activities, cause product spoilage, and increase operating costs. Because dairy products are perishable, even brief disruptions in equipment or infrastructure can result in significant product loss and revenue reduction.

We require reliable and trained personnel for our dairy operations.

Our success depends on maintaining a trained and reliable workforce to operate our dairy processing facilities. Labor shortages, increased wage pressures, or work stoppages could impair our ability to operate efficiently. In addition, recruiting and retaining qualified personnel in rural or specialized markets may be difficult. Labor-related challenges could increase costs, reduce production capacity, or negatively impact product quality and safety.

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

In addition to the financial damage from the product withdrawal, we were forced to obtain suitable replacement contract manufacturers and regain the confidence of our customers and investing public, all while seeking a resolution with the Manufacturer. These tasks required substantial amounts of personnel and capital resources in 2023, 2024, and 2025, including production trial and other start-up costs.

Disruption within our supply chain, contract manufacturing or distribution channels has had and may continue to have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to produce, transport, distribute and sell products is critical to our success.

In the past, damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as COVD-19 and influenza, labor strikes or other reasons, has impaired the manufacture, distribution and sale of our products. Many of these events were outside of our control.

Our experience with the Manufacturer demonstrated how our reliance on a limited number of manufacturers and suppliers increased this risk. Most of our suppliers and manufacturers produce similar products for other companies, and our products may represent a small portion of their businesses. Further, it takes a newly engaged manufacturer typically up to nine months of retrofitting/ preparation before it can begin producing our products. Starting in 2023 and continuing through the third quarter of 2025 we did not have contracts in place to produce sufficient units to meet projected demand. If one of our manufacturers failed to perform, we were faced with a significant interruption in our supply chain. If one of our manufacturers or suppliers failed to perform or deliver products, for any reason, our sales and results of operations were adversely affected, and led to the possible loss of customers.

Our contract manufacturer that supplied 54% of our product in 2024 and 43% in 2025 (“Manufacturer A”) gave notice that it would not renew our contract when it concluded in February 2026. Additionally, in December 2025, our manufacturer that supplied 38% of our product in 2024 and 40% in 2025 (“Manufacturer B”) discontinued manufacturing our products.

The Acquisition is a significant step towards protecting against or mitigating the likelihood or potential impact of such events, and their adverse effect on our business, financial condition and results of operations. Since the Acquisition, Arps Dairy is now producing virtually all of our product lines, manufacturing 18% of cases produced in the fourth quarter of 2025.

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

We need financing to complete the New Facility and may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

Completion of the New Facility, including the installation of equipment and the buildout of production lines is required in the near term.

We may require additional financing to support our capital expenditure and working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our case sales goals and otherwise successfully execute our operating plan. We believe it is imperative to meet these sales objectives in order to lessen our reliance on external financing in the future. Although we believe various debt and equity financing alternatives will be available to us to support our capital expenditure and working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the Company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, and other strategic alternatives; however, these options may not ultimately be available or feasible.

Failure to complete the New Facility within the projected budget and timeframe will likely impact negatively our projected new revenue and adjusted EBITDA estimates.

Our ability to achieve our projected growth, including the timing of new revenue and adjusted EBITDA estimates, depends in large part on the successful execution of the completion of the New Facility and installation of the production lines. These projects involve significant capital expenditures and are subject to numerous risks, many of which are outside of our control.

Construction costs may exceed current estimates due to factors such as labor shortages, increased wage rates, supply chain disruptions, availability and pricing of materials, changes in scope, contractor performance issues, or unforeseen site conditions. In addition, delays or complications in obtaining required zoning approvals, building permits, inspections, or other governmental approvals could adversely affect project timelines and increase costs. Project schedules may also be impacted by adverse weather conditions, labor availability, contractor capacity, or logistical challenges, any of which could delay completion or commencement of operations. If construction is delayed or costs exceed budgeted amounts, we may be required to deploy additional capital, defer or modify other planned investments, or seek alternative financing on less favorable terms.

Any material delays in project completion or cost overruns could postpone the realization of anticipated revenues, reduce near-term margins, and negatively impact the Company’s projected or guided adjusted EBITDA. There can be no assurance that current cost estimates, construction schedules, or expected financial returns will be achieved, and any such variances could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

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

We compete with many well-established companies, food service and otherwise, on the basis of taste, quality and price of product offered, customer service, and overall experience. Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers across all four day parts. Shifts in consumer preferences away from our products, our inability to develop new menu items that appeal to consumers across all day parts, or changes in our menu that eliminate items popular with some consumers could harm our business. We compete primarily with other food manufacturers that participate in the K-12 market. Many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in the market more quickly than we can. In addition, aggressive pricing by our competitors or the entrance of new competitors into our markets, could reduce our revenue and operating margins. We also compete with other employers in our markets for workers and may become subject to higher labor costs as a result of such competition.

Increases in costs of packaging, ingredients and contract manufacturing tolling fees may have an adverse impact on our gross margin.

Packaging costs such as paper and aluminum cans have experienced industry-wide price increases in the past and there is always the risk that the Company may be unable to pass on these costs, thereby significantly impacting the gross margin.

Fluctuations in various food and supply costs, particularly fruit and dairy, could adversely affect our operating results.

Supplies and prices of the various ingredients that are used in the manufacture of our products can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries.

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

Continuity of business applications and services has been, and may in the future be, disrupted by events such as infection by viruses or malware; other cybersecurity attacks; issues with or errors in systems’ maintenance or security; power outages; hardware or software failures; denial of service attacks; telecommunication failures; natural disasters; terrorist attacks; and other catastrophic occurrences. Our use of new and emerging technologies such as cloud-based services and mobile applications continues to evolve, presenting new and additional risks in managing access to our data, relying on third parties to manage and safeguard data, ensuring access to our systems and availability of third-party systems. In addition, we are experiencing new and more frequent attempts by third parties to gain access to our systems, such as through increased email phishing of our workforce

We leverage third parties for various technology and business services who may experience cybersecurity breaches, whether from circumvention of security systems, denial-of-service attacks or other cyberattacks such as hacking, phishing attacks, computer viruses, ransomware or malware, cyber extortion, employee or insider error, malfeasance, social engineering, physical breaches or other actions or attempts to exploit vulnerabilities may cause confidential information or Personally Identifiable Information belonging to us or our employees, customers, consumers, partners, suppliers, or governmental or regulatory authorities to be misused or breached. These risks could be magnified since the number of employees, contractors and others working outside of offices increased since the COVID-19 pandemic. Additionally, continued geopolitical turmoil, including the ongoing wars in Ukraine and the Middle East, has heightened the risk of cyberattacks. When risks such as these materialize, the need for us to coordinate with various third-party service providers and for third-party service providers to coordinate amongst themselves might increase challenges and costs to resolve related issues. Our information security program includes capabilities designed to evaluate and mitigate cyber risks arising from third-party service providers. Cyber threats to externally hosted technology and business services are beyond our control. Additionally, new initiatives, such as those related to digital commerce and direct sales, that increase the amount of confidential information that we process and maintain increase our potential exposure to a cybersecurity breach. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If our controls, disaster recovery and business continuity plans or those of our third-party providers do not effectively respond to or resolve the issues related to any such disruptions in a timely manner, our product sales, financial condition, results of operations and stock price may be materially and adversely affected, and we might experience delays in reporting our financial results, loss of intellectual property and damage to our reputation or brands.

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

Nasdaq Listing Rule 5550 requires companies that list on The Nasdaq Stock Market to maintain certain financial metrics. In May 2023, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(b), which requires companies listed on The Nasdaq Stock Market with a history of losses to maintain either a minimum market value of listed securities of $35,000,000 or a minimum of $2,500,000 in stockholders’ equity. While we regained compliance with this Rule in 2023, our stockholders’ equity at December 31, 2025 was only $1,330,000. We have instead maintained compliance based on the $35,000,000 minimum market value requirement. Unless and until we are able to achieve and maintain annual net income from continuing operations of $500,000, fluctuations in the market value of our listed securities may cause us to fail to meet Nasdaq listing standards and result in our common stock only being tradable in the over-the-counter markets.

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

We recently obtained financing through the issuance of convertible debt securities and warrants to fund our operations. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions or for other business purposes. The future issuance of any such additional shares of common stock will result in dilution to our shareholders and may create downward pressure on the trading price of our common stock.

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

Our board of directors controls a significant percentage of the outstanding shares of voting stock.

At present, members of our board of directors and/or their affiliated entities control approximately 37% of the outstanding shares of voting stock, and therefore have significant power to influence all matters requiring the approval of our stockholders, including the election of directors and the approval of mergers and other significant corporate transactions.

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

Item 2. Properties.

Our principal executive offices are located at 12100 Wilshire Boulevard, 8th Floor, Los Angeles, California, 90025. Our lease of our former executive offices at 3600 Wilshire Boulevard, Suite 1720, Los Angeles, California, 90010 expired on March 31, 2026 and was not renewed.

Arps Dairy is currently operating a dairy processing plant consisting of approximately 15,000 square feet, located at 220 N. Clinton Drive, in Defiance, Ohio (the “Existing Facility”). It is also in the process of constructing the New Facility, a 44,000-square-foot state-of-the-art manufacturing facility at 136 Fox Run Drive in Defiance, Ohio. We plan to complete construction and install processing equipment during 2026, creating a modern production hub that will serve as a cornerstone of the Company’s expanded manufacturing strategy. In addition, Arps Dairy has been given a $2.4 million government grant to be used towards the equipment installation at the New Facility. Arps Dairy will vacate the Existing Facility once the New Facility is ready for operations in late 2026.

Item 3. Legal Proceedings

As described in Note 6 of the Notes to Consolidated Financial Statements, the Company has an on-going dispute with the Manufacturer, the outcome of which cannot be predicted at this time.

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

Holders

On April 13, 2026, there were 16,104,853 shares of our common stock outstanding. Our shares of common stock are held by 82 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2025, the Company issued 29,020 shares of common stock to the former owners of Arps Dairy for continuing debt guarantees valued at $97,000.

The Company relied upon the exemption from registration contained in Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of persons, (ii) each offer was made through direct communication with the offerees by the Company, (iii) each of the offerees had the requisite sophistication and financial ability to bear risks of investing in the Company’s common stock, (iv) the Company provided disclosure to the offerees, and (v) there was no general solicitation and no commission or remuneration was paid in connection with the offers.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of Barfresh for its fiscal years ended December 31, 2025 and 2024. The financial statements of Barfresh were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Barfresh contained elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Annual Report.

Overview

The Company is primarily engaged in selling frozen beverages and food. As a result of the Acquisition, the Company sells raw and processed milk to a single customer. Continuation of the raw and processed milk business is strategic from the standpoint of our supply chain and capacity utilization.

The Company’s legacy products are packaged in four distinct formats.

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

The Company conducts sales through several channels, including National Accounts, Regional Accounts, and Broadline Distributors.

The raw and processed milk is sold directly to a single customer.

As of April 13, we have 32 employees and 3 consultants.

In 2025, Barfresh utilized contract manufacturers to manufacture the predominate majority of all of the products in the United States. Barfresh anticipates that it will manufacture the majority of its products in 2026.

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

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable. For the Company, the contract is the approved sales order, which may also be supplemented by other agreements that formalize various terms and conditions with customers.

2)	Identify the performance obligation in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer. For the Company, this consists of the delivery of products, which provide immediate benefit to the customer.

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

4)

Allocate the transaction price to performance obligations in the contract

Since the Company’s contracts contain a single performance obligation, delivery of products, the transaction price is allocated to that single performance obligation.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company recognizes revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which generally occurs at the time of delivery to a customer warehouse. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfilment costs and presented in distribution, selling and administrative costs.

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

Results of Operations

Revenue and cost of revenue

We determined that we operate in two reportable segments: Frozen Beverages and Food, and Raw and Processed Milk. The following table summarizes revenue and gross profit by segment for the years ended December 31, 2025 and 2024:

	2025	2024	Change	Percent
Revenue
Frozen beverages and food	$11,460,000	$10,717,000	$743,000	7%
Raw and processed milk	2,748,000	-	2,748,000	nm
Revenue	$14,208,000	$10,717,000	$3,491,000	33%

Gross profit
Frozen beverages and food	$2,977,000	$3,668,000	$(691,000)	-19%
Raw and processed milk	137,000	-	137,000	nm
Gross profit	$3,114,000	$3,668,000	$(554,000)	-15%

Revenue was $14,208,000 in 2025 compared to $10,717,000 in 2024, an increase of $3,491,000, or 33%. Arps Dairy contributed $2,852,000 to revenue, including $2,748,000 in raw and processed milk sales. Our revenue in 2025 benefited from increased sales of our bottled Twist & Go smoothies due to improved availability resulting from inventory built over the months prior to the commencement of the school year and growth of our Pop & Go juice pops, introduced in the fourth quarter of 2024, partially offset by declining revenue from our bulk, single serve and smoothie carton products.

Cost of revenue was $11,094,000 in 2025 compared to $7,049,000 in 2024, an increase of $4,045,000, or 57%. Cost of revenue increased at a higher rate compared to revenue due to the inclusion of the raw and processed milk operations after the Acquisition. Products in this segment are generally commodities with commensurate margins, but provide a strategic milk supply to the business and contribute to fixed overhead costs. Cost of revenue in the frozen beverages and food segment, which consisted primarily of Barfresh legacy products in 2025, increased 20%. The rate of increase in cost of revenue exceeded revenue growth due to start up costs at Arps Dairy, provisions for anticipated expirations of bulk product inventory, and provisions for ingredient related cost obligations to conclude our multi-year co-manufacturing agreements.

Our gross profit was $3,114,000 (22%) and $3,668,000 (34%) for 2025 and 2024, respectively. Excluding production relocation cost and ingredient contract obligations, our gross profit was $3,177,000 in 2025 (22%) and $3,951,000 in 2024 (37%).

Gross profit from frozen beverages and food was $2,977,000 in 2025 (26%) compared to $3,668,000 in 2024 (34%). The decrease is due to product mix, as bulk, single serve and smoothie carton products have generally sold at a higher gross margin compared to smoothie bottles. Additionally, gross profit was impacted by the increase in cost of revenue from start-up costs and inventory provisions.

Gross profit from raw and processed milk was $137,000 in 2025 (5%).

Selling, marketing and distribution expense

	2025	2024	Change	Percent
Sales and marketing	$1,652,000	$1,666,000	$(14,000)	-1%
Storage and outbound freight	1,530,000	1,473,000	57,000	4%
	$3,182,000	$3,139,000	$43,000	1%

Selling, marketing and distribution expense increased approximately $43,000 (1%) from $3,139,000 in 2024 to $3,182,000 in 2025.

Sales and marketing expense decreased approximately $14,000 (1%) from approximately $1,666,000 in 2024 to $1,652,000 in 2025.

Storage and outbound freight expense increased approximately $57,000 (4%) from $1,473,000 in 2024 to $1,530,000 in 2025, primarily because of the 7% increase in frozen beverage and food revenue over the same period, partially offset by freight efficiencies, and lower storage and inventory management cost in 2024. We incurred $99,000 in outbound freight in 2025 for processed milk deliveries.

General and administrative expense

	2025	2024	Change	Percent
Personnel costs	$1,213,000	$1,250,000	$(37,000)	-3%
Stock based compensation	536,000	784,000	(248,000)	-32%
Legal, professional and consulting fees	221,000	282,000	(61,000)	-22%
Research and development	128,000	132,000	(4,000)	-3%
Other general and administrative expenses	570,000	595,000	(25,000)	-4%
Business acquisition expense	518,000	-	518,000	nm
	$3,186,000	$3,043,000	$143,000	5%

General and administrative expense increased approximately $143,000 (5%) from $3,043,000 in 2024 to $3,186,000 in 2025.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes and continues to be our largest cost. Personnel cost decreased by approximately $37,000 (3%) from $1,250,000 in 2024 to $1,213,000 in 2025. The decrease in personnel cost resulted primarily from a reduction in co-manufacturing administration headcount, partially offset by the addition of general and administrative personnel at Arps Dairy.

Stock-based compensation decreased by $248,000 (32%) from $784,000 in 2024 to $536,000 in 2025. The decrease is due to lower attainment under performance awards and the non-recurrence of the two-year extension of expiring board of director options in December 2024.

Legal, professional and consulting fees decreased by approximately $61,000 (22%) due to non-recourse litigation funding secured in May of 2024. Legal, professional and consulting fees associated with the Acquisition are included in business acquisition expense.

Other general and administrative expenses decreased approximately $25,000 (4%) from $595,000 in 2024 to $570,000 in 2025.

Business acquisition expense of $518,000 represents legal, accounting, and consulting fees, as well as travel associated with the Acquisition.

Interest expense

Interest expense was $217,000 in 2025 compared to $52,000 in 2024. The increase of $165,000 is a result of utilization of receivables financing throughout the year, and mortgage debt, notes and lease financing related to the Acquisition and the purchase of equipment required for the New Facility.

Net loss

We had net losses of approximately $2,694,000 and $2,825,000 for the years ended December 31, 2025 and 2024, respectively.

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

On February 5, 2025, we entered into securities purchase agreements with several investors, pursuant to which the Company sold an aggregate of 1,052,793 shares of common stock at a price of $2.85 per share in a registered direct offering, raising $2,974,000.

Our continuing dispute with the Manufacturer and the resulting loss of product supply in 2022 negatively impacted our financial position, results of operations and cash flow. Subsequently, we contracted with a co-manufacturer for additional smoothie bottle manufacturing capacity. While expanded capacity became available in the fourth quarter of 2024, we were notified in 2025 that other co-manufacturers elected to discontinue production of smoothie cartons and smoothie bottles in December 2025 and January 2026, respectively. The Acquisition was undertaken to resolve constrained capacity experienced since 2022 under the co-manufacturing business model.

In order to consummate the Acquisition, we paid $1,223,000, net of cash acquired, to purchase 100% of Arps Dairy stock. Additionally, we incurred $518,000 in acquisition costs in 2025. In order to finance the Acquisition, we increased our receivables-based line of credit in September 2025 to $2,500,000. As a result of the Acquisition, $5,251,000 of mortgage debt, construction related payables and advances from former shareholders payable by Arps Dairy became short-term financial commitments of the Company. The Acquisition was structured to allow us to take control of Arps Dairy manufacturing operations ahead of completing all necessary long-term financing activities.

Following the Acquisition, Arps Dairy secured a receivables-based line of credit of $1,500,000.

We acquired $728,000 of equipment through leasing transactions in 2025. In December 2025, we were granted $2,400,000 to fund up to 50% of the cost of new equipment purchases and installation for the New Facility.

During the year ended December 31, 2025, we used $1,666,000 in operations. Our net loss adjusted for non-cash operating expenses was a loss of $2,839,000, while changes in current assets and liabilities provided $1,173,000 primarily because of delayed payments to co-manufacturers who discontinued providing product in December 2025 and January 2026.

As of December 31, 2025, we had negative working capital of $6,303,000, including $2,170,000 of mortgage debt and $2,433,000 of construction payables, compared with working capital $606,000 on December 31, 2024. Disputed accounts payable due to the Manufacturer of $499,000 are excluded from both December 31, 2025 and 2024 working capital amounts.

In February 2026, $400,000 of Arps selling shareholder advances were converted into shares of our common stock.

In March 2026, we raised $7,528,000 through the sale of convertible promissory notes. The proceeds were used to retire $2,541,000 in mortgage debt and construction payables, and are expected to be used to repay remaining construction related payables as well as complete construction of the New Facility in 2026.

Our operations to date have been financed by the sale of securities, the issuance of convertible and short-term debt and equipment leasing. Our liquidity needs will depend on careful management of the construction of the New Facility, as well as how quickly we are able to profitably ramp up sales, achieve manufacturing cost synergies anticipated as a result of the Acquisition, control and reduce variable operating expenses, and control fixed overhead expense. There are no assurances that the grant received in December 2025 and the proceeds from the sale of convertible promissory notes in March 2026 will be sufficient to carry out our current plan of operations. We anticipate that we will have additional sources of liquidity, if required, through mortgage financing supported by the guarantee of the United States Department of Agriculture, and equipment lease financing, among other options. However, there are no assurances that these funds will be available. If we are unable to generate sufficient cash flow from operations, control construction costs, or raise additional capital through debt issuances, we may be required to raise additional funds in the form of equity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(c). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13a-15(c). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

Management has identified the following material weakness in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment. The control environment is impacted due to the Company’s inadequate segregation of duties, including accounting for the business combination consummated in 2025 and information technology control activities.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions, such as those that occurred as a result of the business combination, or due to deterioration in the degree of compliance with our established policies and procedures.

In an effort to remediate the identified material weakness and enhance our internal control over financial reporting, we will fully engage our information technology personnel to help ensure that we are able to properly implement internal control procedures and seek external qualified resources to assist with complex and significant transaction.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item regarding our directors and executive officers, corporate governance, including our audit committee and code of ethics, and compliance with Section 16(a) of the Exchange Act is incorporated by reference to our proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item regarding certain relationships and related transaction is incorporated by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this Item regarding principal accounting fees and services is incorporated by reference to our Proxy Statement.

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

BARFRESH FOOD GROUP INC.

Date: April 15, 2026	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Riccardo Delle Coste	Chief Executive Officer and Director	April 15, 2026
Riccardo Delle Coste	(Principal Executive Officer

/s/ Lisa Roger	Chief Financial Officer	April 15, 2026
Lisa Roger	(Principal Financial Officer)

/s/ Steven Lang	Director	April 15, 2026
Steven Lang

/s/ Joseph M. Cugine	Director	April 15, 2026
Joseph M. Cugine

/s/ Marc Panvier	Director	April 15, 2026
Marc Panvier

/s/ Alexander Ware	Director	April 15, 2026
Alexander Ware

/s/ Timothy Trant	Director	April 15, 2026
Timothy Trant

Exhibit Index

Exhibit Number	Description

2.1	Stock Purchase Agreement dated September 15, 2025 (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K filed September 18, 2025)

3.1	Certificate of Incorporation of Moving Box Inc. dated February 25, 2010 (incorporated by reference to Exhibit 3.1 to Form S-1 (Registration No. 333-168738) as filed August 11, 2010)

3.2	Amended and Restated Bylaws of Barfresh Food Group Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 4, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation of Moving Box Inc. dated February 13, 2012 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed February 17, 2012)

3.4	Certificate of Amendment of Certificate of Incorporation of Smoothie Holdings Inc. dated February 16, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K as filed February 17, 2012)

3.5	Certificate of Amendment of Certificate of Incorporation of Barfresh Food Group Inc. dated December 17, 2021 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed December 29, 2021)

3.6	Certificate of Amendment of Certificate of Incorporation of Barfresh Food Group Inc. dated August 1, 2022 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K as filed August 2, 2022)

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.20 to Annual Report on Form 10-K for the year ended December 31, 2019, as filed April 13, 2020)

10.1	Barfresh Food Group, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Annual Report Form 10-K filed July 7, 2015)+

10.2	Barfresh Food Group, Inc. First Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed August 14, 2024)+

10.3	Executive Employment Agreement by and between Smoothie, Inc. and Riccardo Delle Coste dated April 27, 2015 (incorporated by reference to Exhibit 10.11 to Annual Report Form 10-K filed July 7, 2015)+

10.4	Barfresh Food Group Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed August 14, 2024)+

10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 from the Current Report on Form 8-K filed February 6, 2025)

10.6	Commercial Guaranty to WesBanco Bank, Inc. (incorporate by reference to Exhibit 10.1 from the Current Report on Form 8-K filed October 7, 2025)

10.7	Form of Amended and Restated Note to Arps Dairy Shareholders dated March 5, 2026*

10.8	Arps Dairy, Inc. and WesBanco Bank, Inc. Forbearance and Loan Modification Agreement dated October 1, 2025*

10.9	First Amendment to Arps Dairy, Inc. and WesBanco Bank, Inc. Forbearance and Loan Modification Agreement dated January 20, 2026*

10.10	Form of Indemnification Agreement with directors and executive officers*

21.1	Subsidiaries*

23.2	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350*

32.2	Certification Pursuant to 18 U.S.C. Section 1350*

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K for the year ended December 31, 2023, filed March 22, 2024)

101.INS	Inline XBRL Instance.
101.XSD	Inline XBRL Schema.
101.PRE	Inline XBRL Presentation.
101.CAL	Inline XBRL Calculation.
101.DEF	Inline XBRL Definition.
101.LAB	Inline XBRL Label.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Compensatory plan

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

Barfresh Food Group Inc.

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Barfresh Food Group Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Business Combination

As described in Note 11 to the Company’s consolidated financial statements, on October 3, 2025, the Company completed the acquisition of Arps Dairy, Inc. The Company accounted for the Arps Dairy, Inc., acquisition as a business combination and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. Management’s estimates of fair value included assumptions related to the value of property and equipment acquired.

We identified the accounting for the business combination as a critical audit matter because of the valuation of acquired property and equipment required especially challenging and subjective auditor judgement, involved the use of valuation specialists and the evaluation of significant management assumptions.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s processes, controls and methodology used to determine the fair value of assets acquired and liabilities assumed;
●	Evaluating the competence, capabilities, and objectivity of management’s valuation specialists and the reasonableness of the work performed;
●	Assessing the valuation methodologies and significant assumptions used to estimate the fair value of the acquired property and equipment, including the involvement of our valuation specialists;
●	Testing the completeness and accuracy of the underlying data used in management’s fair value estimates; and
●	Testing the mathematical accuracy of the valuation models and related calculations.

We have served as Barfresh Food Group Inc.’s auditor since 2012.

/s/ Eide Bailly LLP

Denver, Colorado

April 15, 2026

Barfresh Food Group Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash	$325,000	$235,000
Trade accounts receivable, net	1,957,000	829,000
Other receivables	99,000	55,000
Inventory, net	1,665,000	1,500,000
Prepaid expenses and other current assets	182,000	104,000
Total current assets	4,228,000	2,723,000
Property, plant and equipment, net of depreciation	8,297,000	333,000
Intangible assets, net of amortization	125,000	178,000
Other non-current assets	180,000	84,000
Total assets	$12,830,000	$3,318,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,124,000	$609,000
Accounts payable - trade	3,086,000	1,200,000
Accounts payable - construction in progress	2,433,000	-
Disputed co-manufacturer accounts payable (Note 6)	499,000	499,000
Accrued expenses	388,000	142,000
Accrued payroll and employee related expenses	173,000	67,000
Financing agreements - current	296,000	99,000
Debt	3,031,000	-
Total current liabilities	11,030,000	2,616,000
Financing agreements	470,000	124,000
Total liabilities	11,500,000	2,740,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; and 15,969,281 and 14,746,172 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	-	-
Additional paid in capital	67,645,000	64,199,000
Accumulated deficit	(66,315,000)	(63,621,000)
Total stockholders’ equity	1,330,000	578,000
Total liabilities and stockholders’ equity	$12,830,000	$3,318,000

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2025 and 2024

	2025	2024
Revenue	$14,208,000	$10,717,000
Cost of revenue	11,094,000	7,049,000
Gross profit	3,114,000	3,668,000
Operating expenses:
Selling, marketing and distribution	3,182,000	3,139,000
General and administrative	3,186,000	3,043,000
Depreciation and amortization	178,000	259,000
Total operating expenses	6,546,000	6,441,000
Loss from operations	(3,432,000)	(2,773,000)
Bargain purchase (Note 11)	(767,000)	-
Debt guarantee expense (Note 5)	97,000	-
Interest expense	217,000	52,000
Net loss before benefit of income tax	$(2,979,000)	$(2,825,000)
Benefit of income tax	285,000	-
Net loss	$(2,694,000)	$(2,825,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	15,804,000	14,678,000
Net loss per share	$(0.17)	$(0.19)

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2025 and 2024

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2023	14,420,105	$-	$63,299,000	$(60,796,000)	$2,503,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	201,859	-	(20,000)	-	(20,000)
Equity-based compensation expense	-	-	784,000	-	784,000
Conversion of debt and interest (Note 5)	124,208	-	136,000	-	136,000
Net loss	-	-	-	(2,825,000)	(2,825,000)
Balance December 31, 2024	14,746,172	$-	$64,199,000	$(63,621,000)	$578,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	141,296	-	(161,000)	-	(161,000)
Equity-based compensation expense	-	-	536,000	-	536,000
Registered issuance of common stock	1,052,793	-	2,974,000	-	2,974,000
Shares issued in exchange for continuing guarantees (Note 5)	29,020	-	97,000	-	97,000
Net loss	-	-	-	(2,694,000)	(2,694,000)
Balance December 31, 2025	15,969,281	$-	$67,645,000	$(66,315,000)	$1,330,000

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the years ended December 31 2025 and 2024

	2025	2024
Net loss	$(2,694,000)	$(2,825,000)
Adjustments to reconcile net loss to net cash used in operating activities

Bargain purchase of Arp’s Dairy, Inc.	(767,000)	-
Deferred tax provision	(288,000)	-
Stock-based compensation	536,000	784,000
Depreciation and amortization	255,000	283,000
Shares issued in exchange for continuing guarantees	97,000	-
Amortization of line of credit discount	22,000	6,000
Changes in assets and liabilities
Accounts receivable	1,000	(8,000)
Other receivables	(34,000)	105,000
Inventories	-	(286,000)
Prepaid expenses and other assets	(153,000)	40,000
Accounts payable - trade	1,130,000	(399,000)
Accrued expenses	229,000	71,000
Net cash used in operating activities	(1,666,000)	(2,229,000)

Investing activities
Purchase of property and equipment	(123,000)	(53,000)
Acquisition of Arp’s Dairy, Inc. net of cash acquired (Note 11)	(1,223,000)	-
Net cash used in investing activities	(1,346,000)	(53,000)

Financing activities
Borrowings under line of credit	9,073,000	2,811,000
Repayment of line of credit	(8,580,000)	(2,208,000)
Issuance of convertible debt	-	65,000
Mortgage Note payments	(19,000)	-
Financing agreement payments	(185,000)	(22,000)
Issuance of common stock, net of $26,000 issuance cost	2,974,000	-
Shares repurchased for income tax withholding under stock compensation program	(161,000)	(20,000)
Net cash provided by financing activities	3,102,000	626,000
Net increase (decrease) in cash	90,000	(1,656,000)
Cash, beginning of year	235,000	1,891,000
Cash, end of year	$325,000	$235,000

See the accompanying notes to the consolidated financial statements

Barfresh Food Group Inc.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Barfresh Food Group Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware. The Company is engaged in the manufacturing and distribution of ready-to-drink and ready-to-blend beverages, particularly smoothies, shakes and frappes.

On October 3, 2025, we acquired 100% of the stock (the “Acquisition”) of Arps Dairy, Inc., an Ohio corporation (“Arps Dairy”). See Note 11.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly owned subsidiaries, Barfresh Corporation Inc. (formerly known as Smoothie, Inc.), Arps Dairy, Inc., and Barfresh Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

Vendor Concentrations

The Company is exposed to supply risk as a result of concentration in its vendor base resulting from the use of a limited number of contract manufacturers. Purchases from the Company’s significant contract manufacturers as a percentage of all finished goods purchased were as follows:

	2025	2024
Manufacturer A	43%	54%
Manufacturer B	40%	38%
Manufacturer C	10%	1%
Other Manufacturers	7%	7%

Manufacturer A gave notice that it would not renew our contract when it concluded in February 2026. Additionally, in December 2025, Manufacturer B discontinued manufacturing our products. The Acquisition is a significant step towards protecting against or mitigating the impact of these losses, and the adverse effect on our business, financial condition and results of operations. Since the Acquisition, Arps Dairy has commenced production of virtually all of the Company’s legacy product lines, manufacturing 18% of cases produced in the fourth quarter of 2025.

Concentration of Credit Risk

The following customers accounted for 10% or more of the Company’s accounts receivable balance at December 31:

	2025	2024
Customer A	36%	-%
Customer B	10%	23%
Customer C	7%	16%
Customer D	7%	10%
Customer E	1%	10%

Financial Instruments

Our financial instruments consist of cash, accounts receivable, accounts payable, and the line of credit and financing agreements. The carrying value of our financial instruments approximates their fair value.

Accounts Receivable

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. Accounts receivable from customers are typically unsecured. The Company’s credit policy calls for payment generally within 30 days. The credit worthiness of a customer is evaluated prior to an initial sale and is updated periodically based on payment performance. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of operations. As of December 31, 2025 and 2024, there was no allowance for credit losses. There was no credit loss expense for the years ended December 31, 2025 and 2024. Accounts receivable amounted to $821,000 on January 1, 2024.

Inventory

Inventory consists of packaging, raw materials and finished goods and is carried at the lower of cost or net realizable value on a first in first out basis. The Company monitors the remaining useful life of its inventory and establishes a reserve of obsolescence where appropriate.

Intangible Assets

In accordance with ASC Topic 350 Intangibles – Goodwill and Other Intangibles (“ASC 350”), legal costs related to trademarks have been capitalized. We have determined that trademarks have an indeterminable life and therefore are not being amortized. Patent costs capitalized pursuant to ASC 350 became fully amortized in 2025.

Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. There was no impairment in 2025 or 2024.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and accumulated impairment loss, if any. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are being amortized over the shorter of the useful life of the asset or the lease term that includes any expected renewal periods that are deemed to be reasonably assured. The estimated useful lives used for financial statement purposes are (in years):

Building	40
Manufacturing equipment	7
Customer equipment	7

Government Grant

The Company has been awarded a $2,400,000 government grant to fund 50% of equipment purchases for the New Facility. As of December 31, 2025, there have been no assets acquired that are eligible for reimbursement under the grant. The Company expects to early adopt the Financial Accounting Standards Board’s Accounting Standards Update 2025-10, Government Grants. Grant proceeds will reduce the value of the assets acquired and the resulting depreciation expense over the estimated useful lives of the assets acquired.

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

2)	Identify the performance obligation in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer. For the Company, this consists of the delivery of products, which provide immediate benefit to the customer.

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

4)

Allocate the transaction price to performance obligations in the contract

Since the Company’s contracts contain a single performance obligation, delivery of products, the transaction price is allocated to that single performance obligation.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company recognizes revenue from the sale of products when title and risk of loss passes and the customer accepts the goods, which generally occurs at the time of delivery to a customer warehouse. Customer sales incentives such as volume-based rebates or discounts are treated as a reduction of sales at the time the sale is recognized. Shipping and handling costs are treated as fulfilment costs and presented in distribution, selling and administrative costs.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred $128,000 and $132,000, in research and development expenses for the years ended December 31, 2025 and 2024, respectively, which is included in general and administrative expense in the accompanying consolidated statements of operations.

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the years ended December 31, 2025 and 2024, storage and outbound freight amounted to $1,652,000 and $1,473,000, respectively.

Leases

We determine if an arrangement is a lease upon inception. The Company classifies an arrangement as a finance lease if the lease transfers ownership at the end of the term, contains a purchase option that the Company is reasonably certain to exercise, covers the major part of the asset’s remaining economic life, or the present value of lease payments equals or exceeds substantially all of the asset’s fair value. Other arrangements are classified as operating leases. Assets acquired under finance leases and operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Depreciation of property and equipment acquired under finance leases is recorded on a straight-line basis, and interest is recognized on the lease liability using the effective interest method. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Leases with an initial or extended term of twelve months or less are not recorded on the balance sheet. As a lessee, the Company leases office space, machinery and equipment.

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

For the years ended December 31, 2025 and 2024 we did not have any interest and penalties or any significant unrecognized uncertain tax positions.

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

Loss per Share

We calculate net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. At December 31, 2025 and 2024 any common stock equivalents would have been anti-dilutive as we had losses for the years then ended.

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

Note 2. Inventory

Inventory consists of the following at December 31:

	2025	2024
Raw materials and packaging	$684,000	$505,000
Finished goods	981,000	995,000
Inventory, net	$1,665,000	$1,500,000

Note 3. Property Plant and Equipment

Major classes of property and equipment consist of the following at December 31:

	2025	2024
Land	$357,000	$-
Building	1,834,000	-
Manufacturing equipment	2,335,000	1,376,000
Customer equipment	1,426,000	1,398,000
Construction in progress	5,139,000	152,000
	11,091,000	2,926,000
Less: accumulated depreciation	(2,794,000)	(2,593,000)
Property and equipment, net of depreciation	$8,297,000	$333,000

The Company recorded depreciation expense related to these assets of $202,000 and $220,000 for the years ended December 31, 2025 and 2024, respectively. Depreciation expense in cost of revenue was $76,000 and $25,000 for the years ended December 31, 2025 and 2024 respectively.

Assets subject to financing leases consist of the following at December 31:

	2025	2024
Manufacturing equipment	$106,000	$-
Customer equipment	33,000	-
Construction in progress	866,000	91,000
	1,005,000	91,000
Less: accumulated depreciation	(93,000)	-
Property and equipment, net of depreciation	$912,000	$91,000

Depreciation expense related to leased assets amounted to $93,000 in 2025. There was no depreciation expense related to leased assets in 2024.

Note 4. Intangible Assets

Intangible assets consist of the following at December 31:

	2025	2024
Patent costs, subject to amortization	$-	$768,000
Less: accumulated amortization	-	(714,000)
Patent costs, net	-	54,000
Trademarks, not subject to amortization	125,000	124,000
Total	$125,000	$178,000

The amounts carried on the balance sheet represent cost to acquire, legal fees and similar costs relating to the patents incurred by the Company. Amortization is recorded through the expiration date of the patent. The amount charged to expenses for amortization of the patent costs was $54,000 and $63,000 for the years ended December 31, 2025 and 2024, respectively.

Note 5. Debt

Line of Credit

In August 2024, the Company secured receivables financing of $1,500,000 (the “Barfresh Facility”), and amended the facility in September 2025 to increase the available financing to $2,500,000. In October 2025, the Company secured receivables financing of $1,500,000 for Arps Dairy (together with the Barfresh Facility, the “Credit Facilities”).

Under the Credit Facilities, the Company may borrow up to 90% of eligible customer account balances. Amounts outstanding bear interest at a rate based on the prime rate plus collateral fees, and are secured by accounts receivable and inventory. The weighted average rate was 8.35% and 8.70% on December 31, 2025 and 2024, respectively. The Credit Facilities expire on their respective annual anniversaries, and renew automatically, unless notice is given or received.

As of December 31, 2025, there was $1,149,000 drawn under the Credit Facilities, and $2,851,000 was available to borrow, subject to available collateral. Unamortized deferred financing discount amounted to $25,000 as of December 31, 2025.

Financing Agreements

In 2024 and 2025, the Company entered into financing agreements to purchase equipment and software as a service, with a weighted average imputed or stated interest of 23%. Amounts due under the agreements are due over a weighted average period of 28 months, with maturities as follows as of December 31, 2025:

2026	$443,000
2027	387,000
2028	75,000
2029	125,000
2030	5,000
Total payments due	1,035,000
Less: interest	(269,000)
766,000
Less: current portion	(296,000)
Financing agreements	$470,000

Interest expense related to financing agreements amounted to $62,000 and $24,000 in 2025 and 2024, respectively.

Debt

The Company’s debt consists of amounts owed by Arps Dairy prior to the Acquisition, and includes the following:

2025
Manager note	$61,000
Advances from Arps Dairy former stockholders	800,000
Mortgage Note payable to bank in monthly installments of $22,000 including interest at 6.85% with a balloon payment due January 1, 2026; secured by real property and personal guarantees of Arps’ former stockholders.	2,170,000
Total payments due	3,031,000
Less: current portion	(3,031,000)
Long-term portion	$-

Manager Note

The balance represents amounts due to a manager who was an Arps Dairy stockholder preceding the selling shareholders in the Acquisition (the “Manager Note”). The manager agreed to forgive one-half of the note payable in connection with the Acquisition, establishing the fair value of the note as of the Acquisition date (Note 11). The remaining balance was modified to require quarterly payments in either cash or Barfresh Shares, at Barfresh’ election, commencing no later than April 3, 2026, with full repayment due no later than October 3, 2026.

Advances from Former Stockholders

Prior to the Acquisition, Arps Dairy shareholders made advances from time to time to support working capital requirements. Concurrently with the close of the Acquisition, the advances were formalized and the Company assumed joint and several liability for the obligations. The Company issued notes in the aggregate principal amount of $800,000 to the selling shareholders, which consist of $400,000 of debt previously owed by Arps Dairy (the “Existing Loans”) and $400,000 representing advances used to reduce the outstanding balance of the revolving line of credit to $800,000 (the “New Advances”). The Existing Loans are non-interest bearing, and were converted into shares of the Barfresh’ common stock on February 10, 2026, prior to their maturity on April 3, 2026. Because New Advances were not paid by January 3, 2026, interest accrues at the rate of 7% per annum from October 3, 2025 through the April 3, 2026 maturity date. On March 5, 2026, the maturity date of the New Advances was extended to the earlier of October 1, 2026 or the receipt of financing secured by real estate owned by the Company. Additionally, the amendments provide that holder may elect to have interest paid in cash or shares valued at a 10% discount to the volume-weighted average price of the common stock over the ten trading days immediately preceding the payment.

Mortgage Note

Prior to the Acquisition, Arps Dairy was out of compliance with the financial covenants of its Mortgage Note held by a commercial bank. In association with and contingent upon the closing of the Acquisition, Barfresh and Arps Dairy entered into a Forbearance and Loan Modification Agreement (the “Forbearance”) with the bank. As a result of the Forbearance, the bank agreed that it will not exercise its legal or contractual rights and remedies against the Company, collateral or the guarantors through January 1, 2026. Additionally, the bank consented to the sale and transfer of ownership of the Company to Barfresh and required Barfresh to become a guarantor of the Mortgage Note on a joint and several basis with the former stockholders. The Forbearance obligated the Company to repay Arps Dairy’s revolving line of credit, and an equipment note as a condition to close the Acquisition. The Company paid loan modification and legal fees of approximately $25,000 for the Forbearance.

Barfresh issued 29,020 shares valued at approximately $97,000 in consideration for the continuing guarantee of the former Arps Dairy stockholders through the term of the Forbearance. The expense is included in interest expense in the accompanying statement of operations for the year ended December 31, 2025.

On January 20, 2026, effective January 1, 2026, the parties agreed to extend the Forbearance through February 1, 2026, with an option to further extend through March 1, 2026. The option was exercised, and the Company repaid the Mortgage Note on March 6, 2026, releasing all guarantor obligations of the former shareholders.

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

On October 23, 2023, the Company drew down $1,390,000 in convertible debt and converted a total of $1,207,000 of principal into 820,160 shares of common stock. Additionally, on December 19, 2023, the Company drew $470,000 in convertible debt and converted a total of $653,000 of principal and $4,000 of accrued interest into 495,331 shares of common stock. Finally, between March 27 and 29, 2024 the Company drew $136,000 in convertible debt and converted the total drawn into 124,208 shares, settling all debt. Debt drawdowns included the non-cash settlement of $30,000 and $71,000 in 2023 and 2024, respectively.

Note 6. Commitments and Contingencies

Lease Commitments, Construction and Demolition

The Company leases headquarters office space under a non-cancelable operating lease which expired on March 31, 2023 and has been extended multiple times, most recently through March 31, 2026. The Company incurred lease expense of $85,000 for the years ended December 31, 2025 and 2024, respectively. Due to the short-term nature of the extensions, there is no right of use asset or related liability as of December 31, 2025 and 2024. The lease was not extended on March 31, 2026, and new commitments for headquarters facilities are leased on a month-to-month basis.

During 2023, the Arps Dairy sold its manufacturing facility (the “Existing Facility”) and purchased a different facility, executing both transactions with the same counterparty. Following the exchange, Arps Dairy commenced to expand the acquired property to provide a 44,000 square foot of production and office space (the “New Facility”). Arps Dairy continues to operate at the Existing Facility under a leasing arrangement. The initial lease term was 18 months, and the lease was classified as an operating lease. Additionally, the counterparty leases space at the New Facility. Neither party pays rent for the space that it occupies.

In connection with the Acquisition, the lease on the Existing Facility was extended until September 30, 2026 to permit the completion of the New Facility. Right of use assets and lease liabilities related to the free rent periods for the Existing Facility and New Facility were considered immaterial at the Acquisition date and were not considered in accounting for the business combination (Note 11). The Company is subject to penalties of $1,000 per day if it has not vacated the Existing Facility by September 30, 2026.

The New Facility expansion is expected to cost $6,000,000, of which $3,706,000 was incurred prior to the Acquisition (the “Construction Obligations”). As of December 31, 2025, Arps Dairy had incurred $4,388,000, $1,782,000 of which was construction related. In conjunction with the Acquisition, the contractor agreed to forebear from filing a mechanics lien against the building through December 2, 2025. Additionally, the agreement with the contractor stipulates that if any portion of the balance remains outstanding after December 31, 2025, it will accrue interest at 8% per annum from day sixty-one until repayment is received, subject to rate adjustment for scope modifications.

The Company is liable for the demolition of the Existing Facility, once it has vacated the premises. The Company has been awarded a $100,000 grant to pay for the demolition, which expires on December 31, 2026. No liability is currently recorded for the demolition as management believes the grant is sufficient to cover the liability.

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

In 2025, the California State Court heard on the merits of fraud claims included in the complaint and determined that there was sufficient evidence to allow the claims to be heard. A trial date has been set for April 2027.

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

On October 3, 2025, in connection with continuing guarantees on the Mortgage Note, 29,020 shares of common stock were granted to the selling stockholders of Arps Dairy. See Note 5.

In 2025, the Company issued 141,296 shares of common stock for equity-based compensation.

Warrants

The following is a summary of changes in warrants outstanding for the years ended December 31, 2025 and 2024:

Number of
warrants
Outstanding at December 31, 2023	243,815
Expired	(122,739)
Outstanding at December 31, 2024	121,076
Expired	(122,076)
Outstanding at December 31, 2025	-

Equity Incentive Plan

Through 2022, the Company issued equity incentive awards under the 2015 Equity Incentive Plan (the “2015 Plan”) and outside the Plan. In June 2023, the Company’s stockholders adopted the 2023 Equity Incentive Plan (the “2023 Plan”), reserving 650,000 shares for future issuance, subject to adjustment under the plan’s evergreen provision. The Board of Directors discontinued further grants under the 2015 Plan.

Awards may be granted to employees, members of the Board of Directors and consultants, and may take the form of options, restricted stock, restricted stock units, performance shares and stock appreciation rights. The Company has issued options with no intrinsic value, stock awards and stock units through December 31, 2025, and issues new shares upon exercise of options or vesting of stock awards and stock units.

The Company has reserved approximately 266,000 and 360,000, respectively for awards outstanding under the 2015 Plan and 2023 Plan, and 352,000 shares for equity awards issued outside either of the Company’s equity incentive plans. As of December 31, 2025, 709,000 shares remain available for the issuance of awards under the 2023 Plan. Total shares reserved for awards that are outstanding and expected to vest or available for issuance are 1,687,000 as of December 31, 2025.

Employee Stock Purchase Plan

In 2024, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) which permits employees to defer compensation to purchase shares at a 15% discount to the lower of the market price at the beginning or end of the deferment period. There were no deferrals in 2025 or 2024. The Company reserved 1,400,000 shares for issuance under the ESPP.

Stock-Based Compensation

The total amount of equity-based compensation included in general and administrative expense in the accompanying consolidated statements of operations was $536,000 and $784,000 for the years ended December 31, 2025 and 2024.

As of December 31, 2024, the Company has $515,000 of total unrecognized share-based compensation expense related to unvested options, stock awards and stock units, which is expected to be amortized over the remaining weighted average period of 2.3 years.

Stock Options

The following is a summary of stock option activity:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2023	587,091	$6.50	3.6
Granted	404,074	$4.80	8.0
Forfeited	(178,669)	$7.39
Expired	(102,173)	$8.38
Outstanding on December 31, 2024	710,323	$5.04	5.5
Granted	87,902	$2.72	8.0
Expired	(35,223)	$8.79
Outstanding on December 31, 2025	763,002	$4.60	5.3

Exercisable, December 31, 2025	536,901	$5.40	3.8

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

The fair value of the options issued was calculated using the Black-Sholes option pricing model, based on the criteria shown below:

	2025	2024
Expected term (in years)	8.0	5.6
Expected volatility	97.9%	103.9%
Risk-free interest rate	4.2%	4.2%
Expected dividends	$-	$-
Weighted average grant date fair value per share	$2.26	$1.53

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2023	32,606	$4.82
Granted	65,000	$1.73
Vested	(10,733)	$5.58
Forfeited	(25,000)	$1.64
Unvested at December 31, 2024	61,873	$2.72
Granted	153,434	$2.80
Vested	(39,293)	$3.67
Forfeited	(27,460)	$1.63
Unvested at December 31, 2025	148,554	$2.54

Performance Stock Units

The Company issues performance share units (“PSUs”) that represent shares potentially issuable based upon achievement of Company and individual performance targets. The grantees have the ability to earn 0% and, in some cases, up to 200% of the PSU target award. The awards also included various time-based service requirements.

The following is a summary of PSU activity:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2023	63,888	$1.84
Granted	429,844	$1.22
Vested	(52,669)	$1.15
Forfeited	(283,369)	$1.22
Unvested January 1, 2025	157,694	$1.20
Granted	143,011	$2.74
Vested	(155,157)	$1.20
Forfeited	(78,805)	$2.74
Unvested at December 31, 2025	66,743	$2.70

Note 8. Income Taxes

Income tax provision (benefit) for the years ended December 31, 2025 and 2024 is summarized below:

	2025	2024
Current:
Federal	$-	$-
State	-	-
Total	-	-
Deferred:
Federal	(749,000)	(626,000)
State	752,000	1,270,000
Change in valuation allowance	(288,000)	(644,000)
Total	(285,000)	-
Benefit of income taxes	$(285,000)	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2025		2024
Statutory federal income tax rate	$(632,000)	21%	21%
State tax	(105,000)	3	4
Permanent differences	164,000	(5)	-
Change in valuation allowance	288,000	(10)	(25)
Net benefit of income taxes	$(285,000)	9%	-%

Components of the net deferred income tax assets at December 31, 2025 and 2024 were as follows:

	2025	2024
Deferred tax asset - Net operating loss carryover	$13,920,000	$13,923,000
Valuation allowance	(13,635,000)	(13,923,000)
Net deferred tax asset	285,000	-
Deferred tax liability - depreciation	(285,000)	-
Net deferred tax asset	$-	$-

The Company recognized an income tax benefit of $285,000 related to the release of valuation allowance as a result of the Acquisition (Note 11). ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a 100% valuation allowance, amounting to $13,635,000 and $13,923,000 at December 31, 2025 and 2024, respectively, is necessary to reduce the net deferred tax assets to the amount that will more likely than not be realized. The decrease in valuation allowance of $288,000 and $644,000 in 2025 and 2024, respectively, resulted from a lower blended state tax rate, partially offset by current year tax losses, and in 2025, deferred tax liabilities recognized in the Acquisition and adjustments to finalize the 2024 tax loss upon filing the tax returns.

As of December 31, 2025, the Company has a net operating loss carry forward to offset future taxable income of approximately $58,603,000, $28,482,000 of which begins to expire in 2033. Net operating loss carryforwards of $30,122,000 may be carried forward indefinitely.

The Company may have experienced an ownership change that could limit its ability to utilize its operating loss carryforward to offset taxable income in future years. An analysis will be required to determine whether such change has occurred, the outcome of which could impact the Company’s operating results and cash flow if and when it achieves profitability in taxable jurisdictions.

CARES Act

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees from the start of the COVID-19 pandemic through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic. The Company received a refund of $92,000 in March 2024.

ERC claims were permitted in a variety of circumstances with varying degrees of subjectivity and clear authoritative guidance. Paid claims are subject to IRS inspection which may occur at any time prior to expiration of the statute of limitations, generally two years from the date the refund was paid. The Company’s ERC claim was based on objectively calculated declines in revenue using methods that are clearly defined in the CARES Act and various regulations and interpretations thereof.

Note 9. Business Segments and Major Customers

As a result of the Acquisition, the Company operates in two business segments. The Chief Executive Officer is the chief operating decision maker (“CODM”) who assesses performance and allocates resources based on actual and projected operating results. The CODM reviews revenue and gross profit in evaluating the efficiency of strategies within each segment, ensuring that financial and operational resources are optimized and aligned with the Company’s overall strategic objectives. The tables below present selected segment data for the years ended December 31, 2025 and 2024:

	2025	2024
Revenue
Frozen Beverages and Food	$11,460,000	$10,717,000
Raw and Processed Milk	2,748,000	-
Revenue	$14,208,000	$10,717,000

Gross profit
Frozen Beverages and Food	$2,977,000	$3,668,000
Raw and Processed Milk	137,000	-
Gross profit	3,114,000	3,668,000

Unallocated:
Total operating expenses	(6,546,000)	(6,441,000)
Bargain purchase	767,000	-
Debt guarantee expense	(97,000)	-
Interest expense	(217,000)	(52,000)
Net loss before benefit of income tax	$(2,979,000)	$(2,825,000)

Assets are not regularly allocated to segments or considered by the CODM in assessing the performance of segments as there is a high degree of commonality in the assets utilized by the Company’s segments. Therefore, assets by segment are not presented.

Sales to the following customers represented more than 10% of total sales for the years ended December 31, 2025 and 2024:

	2025	2024
Customer A– Frozen Beverages and Food	16%	15%
Customer B– Raw and Processed Milk	15%	-%
Customer C– Frozen Beverages and Food	11%	14%
Customer D– Frozen Beverages and Food	10%	15%

Note 10. Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	2025	2024
Cash paid during the year for:
Interest	$239,000	$46,000
Non-cash financing and investing activities:
Financed acquisition of long-term assets	$728,000	$245,000
Accounts payable arising from acquisition of long-term assets	$171,000	$-
Conversion of debt and interest to equity	$-	$136,000
Convertible notes issued in exchange for trade payables	$-	$71,000

Note 11. Business Combination

On October 3, 2025, the Company acquired all of the outstanding stock of Arps Dairy, a dairy processing company, in a stock purchase accounted for as a business combination. Our continuing dispute with the Manufacturer and the resulting loss of product supply in 2022 negatively impacted our financial position, results of operations and cash flow. Subsequently, we contracted with a co-manufacturer for additional smoothie bottle manufacturing capacity. While expanded capacity became available in the fourth quarter of 2024, we were notified in 2025 that other co-manufacturers elected to discontinue production of smoothie cartons and smoothie bottles in December 2025 and January 2026, respectively. The Acquisition was undertaken to resolve constrained capacity experienced since 2022 under the co-manufacturing business model.

The purchase price of Arps Dairy stock is allocated to the identified assets and liabilities based on their estimated respective fair values as of October 3, 2025, with the difference recorded as a bargain purchase in the accompanying consolidated statement of operations for the year ended December 31, 2025:

Acquisition consideration
Cash paid to retire Arps Dairy debt	$1,306,000

Fair value of assets and liabilities
Cash	$83,000
Accounts receivable	$1,129,000
Other current assets	$196,000
Property, plant and equipment	7,144,000
Total assets acquired	$8,552,000

Accounts payable and accrued expenses	$882,000
Accounts payable - construction in progress	2,262,000
Mortgage Note	2,189,000
Stockholder advances	800,000
Manager note payable	61,000
Deferred tax liability	285,000
Total liabilities assumed	$6,479,000
Bargain purchase	767,000
Purchase price allocation	$1,306,000

The Company recognized a bargain purchase of $767,000 which is recognized as a non-operational gain in the accompanying consolidated statement of operations for the year ended December 31, 2025. The Company believes that the bargain purchase is a result of the financial distress experienced by Arps Dairy, the condition of Old Facility, and the lack of progress on the New Facility due to financing constraints.

The Company incurred $518,000 in transaction costs related to the Acquisition during the year ended December 31, 2025. The costs are classified as general and administrative expense in the accompanying consolidated statement of operations. The results of operations for Arps Dairy have been included in the Company’s consolidated statement of operations since the closing date of the Acquisition on October 3, 2025. Arps Dairy’s total revenues and loss for the year ended December 31, 2025 amounted to $2,852,000 and $921,000, respectively.

The following unaudited pro forma financial information shows the combined results of operations of the Company and Arps Dairy, as if the Acquisition had occurred as of the beginning of the years presented. Pro forma net loss for 2025 excludes $767,000 bargain purchase gain, $285,000 income tax benefit, $518,000 of transaction costs, and $97,000 of debt guarantee expense accounted for as a separate transaction and expensed over the guarantee period (Note 5), as all are directly attributable to the Acquisition. The pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the Acquisition taken place in the periods noted below.

	2025	2024
	(unaudited)	(unaudited)
Pro forma revenue	$27,403,000	$32,298,000
Pro forma net loss	$(3,961,000)	$(3,309,000)
Pro forma net loss per share, basic and fully diluted	$(0.25)	$(0.23)

Note 12. Liquidity

During the years ended December 31, 2025 and 2024, the Company used cash for operations of $1,666,000 and $2,229,000, respectively. As of December 31, 2025, the Company had $325,000 cash and its current liabilities exceeded current assets by $6,802,000.

The Company has a history of operating losses and negative cash flow, which are expected to improve with growth. As described more fully in Note 6, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in the Company’s ability to procure certain products necessary to achieve our growth projections and in elevated legal costs. The Acquisition is expected to alleviate the supply constraints.

The Company paid $1,223,000, net of cash acquired, to purchase the Arps Dairy stock, and incurred $518,000 in acquisition costs. Additionally, the Arps Dairy Mortgage Note of $2,262,000, Construction Obligations for previously incurred services of $2,189,000, Existing Loans of $400,000 and New Advances of $400,000 became short-term financial commitments of the Company upon consummation of the Acquisition.

The Company increased its receivables-based line of credit in September 2025 to $2,500,000. In October 2025, Arps Dairy secured a receivables-based line of credit of $1,500,000. In December 2025, the Company was granted $2,400,000 to fund up to 50% of the cost of new equipment purchases and installation. In February 2026, New Advances of $400,000 were converted into shares of the Company’s common stock. Finally, in March 2026, the Company raised $7,528,000 through the sale of convertible promissory notes. The proceeds were used to retire the Mortgage Note and are expected to be used to repay the Construction Obligations incurred, as well as complete construction of the New Facility.

Although alleviated, the Company’s financial position at December 31, 2025 and historical results raise substantial doubt about its ability to continue as a going concern. As described, the Company has completed steps to improve liquidity. The actions taken have resulted in the alleviation of the substantial doubt about the Company’s ability to continue as a going concern.

Note 13. Subsequent Events

On January 20, 2026, effective January 1, 2026, the parties agreed to extend the Forbearance through February 1, 2026, with an option to further extend through March 1, 2026. The option was exercised, and the Company repaid the Mortgage Note on March 6, 2026, releasing all guarantor obligations of the former shareholders.

On February 10, 2026, the Company elected to convert the $400,000 balance of the Existing Loans and $20,000 of the Manager Note into 129,032 and 6,540 of the Company’s common stock, respectively. See Note 5.

On March 5, 2026, the maturity date of the New Advances to Arps Dairy former stockholders was extended to the earlier of October 1, 2026 or the receipt of financing secured by real estate owned by the Company. Additionally, the amendments provide that holder may elect to have interest paid in cash or shares valued at a 10% discount to the volume-weighted average price of the common stock over the ten trading days immediately preceding the payment.

Beginning on March 5, 2026 and through March 23, 2026, the Company obtained subscriptions for unsecured senior convertible promissory notes in the aggregate amount of $7,528,000 (the “Notes”) from accredited investors. Net proceeds amounted to $7,387,000, after issuance costs of $141,000. The Notes bear interest at 10% per annum for the first 12 months of the 24-month term, regardless of earlier payment or conversion (the “Minimum Interest”), and are mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the conversion price of $2.90 per share (the “Conversion Price”), if the common stock of the registrant trades at $4.35 per share (150% of the Conversion Price) for 20 out of the preceding 30 consecutive trading days. The holders of the Notes have the option on up to 10 occasions to convert all or any portion of the principal and interest into shares of the registrant’s common stock at the Conversion Price. The registrant may prepay the Notes at any time prior to maturity, subject to payment of the Minimum Interest, any other accrued but unpaid interest, and a prepayment penalty of 5% if the amount of the Note principal that is prepaid does not exceed 50% or a prepayment of 10% if the amount of the Note principal that is prepaid exceeds 50%. Interest is to be paid quarterly in arrears beginning April 1, 2026 and can be paid in either cash or shares of the registrant’s common stock at the election of the Company. If paid in stock, the shares must be registered and valued at a 10% discount to the 10-day volume-weighted average price.

Purchasers of the Notes were issued 2,352,500 detachable warrants to purchase common stock (the “Warrants’) at a price of $3.20 per share (the “Exercise Price”) for a 4-year term from date of issuance in an amount equal to 100% of their investment amounts. The Company may call the Warrants if the common stock of the registrant trades at $4.80 per share (150% of the Exercise Price) for 20 out of the preceding 30 consecutive trading days. Additionally, 22,655 broker warrants were issued at an exercise price of $3.48 per share for a 3-year term, expiring March 10, 2029.

Should the Company sell any of its securities in a capital-raising transaction at a price lower than the Conversion Price while any Notes are outstanding, the Conversion Price will adjust to that lower price. The Warrant Exercise Price will adjust to a 10% premium to the new Note conversion price.

The Company has agreed to file a registration statement covering the shares underlying the Notes, interest on the Notes, and the Warrants by May 4, 2026. Failure to file the registration statement within such period would result in a penalty of 1% per month for every month that the registration statement is not so filed.

On March 6, 2026, the Mortgage Note was repaid in full.

