Form 10-Q
period 2026-03-31
BARFRESH FOOD GROUP INC.
filed 2026-05-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number: 001-41228

BARFRESH FOOD GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1994406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Wilshire Blvd., 8th Floor, Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,143,501 shares as of May11, 2026.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,824,000	$325,000
Trade accounts receivable, net	2,280,000	1,957,000
Other receivables	22,000	99,000
Inventory, net	1,805,000	1,665,000
Prepaid expenses and other current assets	237,000	182,000
Total current assets	6,168,000	4,228,000
Property, plant and equipment, net of depreciation	8,361,000	8,297,000
Intangible assets, net of amortization	125,000	125,000
Other non-current assets	180,000	180,000
Total assets	$14,834,000	$12,830,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$527,000	$1,124,000
Accounts payable - trade	1,703,000	3,086,000
Accounts payable - construction in progress	1,861,000	2,433,000
Disputed co-manufacturer accounts payable (Note 5)	499,000	499,000
Accrued expenses	286,000	388,000
Accrued payroll and employee related expenses	139,000	173,000
Financing agreements - current	308,000	296,000
Notes payable	441,000	3,031,000
Total current liabilities	5,764,000	11,030,000
Financing agreements	483,000	470,000
Convertible notes, net of $619,000 discount at March 31, 2026	6,909,000	-
Total liabilities	13,156,000	11,500,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 23,000,000 shares authorized; and 16,104,853 and 15,969,281 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid in capital	68,654,000	67,645,000
Accumulated deficit	(66,976,000)	(66,315,000)
Total stockholders’ equity	1,678,000	1,330,000
Total liabilities and stockholders’ equity	$14,834,000	$12,830,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2026 and 2025

(Unaudited)

	For the three months ended March 31,
	2026	2025
Revenue	$5,632,000	$2,930,000
Cost of revenue	4,599,000	2,030,000
Gross profit	1,033,000	900,000
Operating expenses:
Selling, marketing and distribution	697,000	824,000
General and administrative	755,000	747,000
Depreciation and amortization	17,000	67,000
Total operating expenses	1,469,000	1,638,000
Loss from operations	(436,000)	(738,000)
Interest expense	225,000	23,000
Net loss	$(661,000)	$(761,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	16,044,596	15,387,665
Net loss per share	$(0.04)	$(0.05)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2026 and 2025

(Unaudited)

	For the three months ended March 31,
	2026	2025
Net loss	$(661,000)	$(761,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	101,000	158,000
Depreciation and amortization	72,000	74,000
Amortization of financing discounts	33,000	4,000
Changes in assets and liabilities
Accounts receivable	(323,000)	(670,000)
Other receivables	77,000	(57,000)
Inventories	(140,000)	372,000
Prepaid expenses and other assets	(55,000)	(66,000)
Accounts payable - trade	(1,383,000)	222,000
Accrued expenses	(103,000)	218,000
Net cash used in operating activities	(2,382,000)	(506,000)

Investing activities
Purchase of property and equipment	(646,000)	(28,000)
Net cash used in investing activities	(646,000)	(28,000)

Financing activities
Borrowings under line of credit	3,791,000	782,000
Repayment of line of credit	(4,398,000)	(1,402,000)
Issuance of convertible debt and warrants, net of $154,000 issuance cost	7,374,000	-
Repayment of mortgage note	(2,170,000)	-
Financing agreement payments	(70,000)	(23,000)
Issuance of common stock, net of $26,000 issuance cost	-	2,974,000
Shares repurchased for income tax withholding under stock compensation program	-	(160,000)
Net cash provided by financing activities	4,527,000	2,171,000

Net increase in cash	1,499,000	1,637,000
Cash, beginning of period	325,000	235,000
Cash, end of period	$1,824,000	$1,872,000

Cash paid for interest	$185,000	$19,000
Non-cash financing and investing activities:
Conversion of notes payable to equity	$420,000	$-
Financed acquisition of long-term assets	$95,000	$-
Accounts payable arising from acquisition of long-term assets	$15,000	$-
Issuance of warrants to brokers in convertible debt and warrant offering	$4,000	$-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

(Unaudited)

Note 1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies

Barfresh Food Group Inc., (“we,” “us,” “our,” and the “Company”) was incorporated on February 25, 2010 in the State of Delaware. The Company is engaged in the manufacturing and distribution of frozen beverages and food, including ready-to-drink and ready-to-blend smoothies, shakes, frappes and ice cream mix, and raw and processed milk.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited, except for the condensed balance sheet as of December 31, 2025. These unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 15, 2026. In management’s opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for any quarter are not necessarily indicative of the results for the full fiscal year.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly-owned subsidiaries, Barfresh Inc. and Barfresh Corporation Inc. (formerly known as Smoothie, Inc.), and Arps Dairy, Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Vendor Concentrations

Since the Acquisition, Arps Dairy has commenced production of virtually all of the Company’s legacy product lines. Historically, the Company was exposed to supply risk as a result of concentration in its vendor base resulting from the use of a limited number of contract manufacturers.

A comparison of production by source is summarized in the table below:

	Three months ended March 31,
	2026	2025
Owned production facility	53%	-%
Co-manufactured:
Manufacturer A	18%	52%
Manufacturer B	-%	38%
Manufacturer C	26%	10%
Manufacturer D	3%	-%

Manufacturer A gave notice that it would not renew our contract when it concluded in February 2026. Additionally, in December 2025, Manufacturer B discontinued manufacturing our products. Approximately 30% of our revenue in the quarter ended March 31, 2026 was produced in 2025, prior to the discontinuance. The commencement of production at Arps Dairy is a significant step towards mitigating the impact of these losses, and the potential adverse effect on our business, financial condition and results of operations.

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on April 15, 2026 that have had a material impact on our condensed consolidated financial statements and related notes.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, the line of credit, financing agreements, notes payable and convertible notes. The carrying value of the Company’s financial instruments approximates their fair value.

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses. There was no credit loss expense for the three months ended March 31, 2026 and 2025.

Government Grant

The Company has been awarded a $2,400,000 government grant to fund 50% of equipment purchases for the New Facility. As of March 31, 2026, there have been no assets acquired that are eligible for reimbursement under the grant. The Company expects to early adopt the Financial Accounting Standards Board’s Accounting Standards Update 2025-10, Government Grants. Grant proceeds will reduce the value of the assets acquired and the resulting depreciation expense over the estimated useful lives of the assets acquired.

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815, Derivatives and Hedging. The Company determined that its convertible instruments issued in 2026 did not include embedded derivatives that required bifurcation due to the scope exception in ASC 815.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending March 31, 2026 and 2025, storage and outbound freight totaled approximately $443,000 and $391,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $24,000 and $19,000 in research and development expense for the three months ended March 31, 2026 and 2025, respectively.

Loss Per Share

For the three months ended March 31, 2026 and 2025, common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	March 31,	December 31,
	2026	2025
Raw materials and packaging	$957,000	$684,000
Finished goods	848,000	981,000
Inventory, net	$1,805,000	$1,665,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	March 31,	December, 31
	2026	2025
Land	$357,000	$357,000
Building	1,834,000	1,834,000
Manufacturing equipment	2,559,000	2,335,000
Customer equipment	1,426,000	1,426,000
Construction in progress	5,051,000	5,139,000
	11,227,000	11,091,000
Less: accumulated depreciation	(2,866,000)	(2,794,000)
Property and equipment, net of depreciation	$8,361,000	$8,297,000

Depreciation expense related to these assets was approximately $72,000 and $53,000 for the three-months periods ending March 31, 2026 and 2025, respectively. Depreciation expense in cost of revenue was $55,000 and $7,000 for the three-month periods ending March 31, 2026 and 2025, respectively.

Assets subject to financing leases consist of the following:

	March 31,	December, 31
	2026	2025
Manufacturing equipment	$118,000	$106,000
Customer equipment	33,000	33,000
Construction in progress	921,000	866,000
	1,072,000	1,005,000
Less: accumulated depreciation	(20,000)	(15,000)
Property and equipment, net of depreciation	$1,052,000	$990,000

Depreciation expense related to leased assets amounted to $5,000 and $2,000 for the three-month periods ending March 31, 2026 and 2025, respectively.

Note 4. Debt

Line of Credit

In August 2024, the Company secured receivables financing of $1,500,000 (the “Barfresh Facility”), and amended the facility in September 2025 to increase the available financing to $2,500,000. In October 2025, the Company secured receivables financing of $1,250,000 for Arps Dairy (together with the Barfresh Facility, the “Credit Facilities”).

Under the Credit Facilities, the Company may borrow up to 90% of eligible customer account balances. Amounts outstanding bear interest at a rate based on the prime rate plus collateral fees, and are secured by accounts receivable and inventory. The weighted average rate was 8.2% and 8.7% March 31, 2026 and 2025, respectively. The Credit Facilities expire on their respective annual anniversaries, and renew automatically, unless notice is given or received.

As of March 31, 2026, there was $543,000 drawn under the Credit Facilities, and $3,207,000 was available to borrow, subject to available collateral. Unamortized deferred financing discount amounted to $16,000 as of March 31, 2026.

Financing Agreements

The Company has entered into financing agreements to purchase equipment and software as a service, with a weighted average imputed or stated interest of 22%. Amounts due under the agreements are due over a weighted average period of 31 months, with maturities as follows as of March 31, 2026:

2026 (9 months)	$361,000
2027	411,000
2028	99,000
2029	149,000
2030	35,000
Total payments due	1,055,000
Less: interest	(264,000)
791,000
Less: current portion	(308,000)
Financing agreements	$483,000

Notes Payable

	March 31,	December 31,
	2026	2025
Manager note	$41,000	$61,000
Advances from Arps Dairy former stockholders	400,000	800,000
Mortgage Note payable to bank in monthly installments of $22,000 including interest at 6.85% with a balloon payment due January 1, 2026; secured by real property and personal guarantees of Arps’ former stockholders.	-	2,170,000
Total payments due	441,000	3,031,000
Less: current portion	(441,000)	(3,031,000)
Long-term portion	$-	$-

On February 10, 2026, the Company elected to convert $400,000 of the Advances from Arps Dairy former stockholders and $20,000 of the manager note into 129,032 and 6,540 of the Company’s common stock, respectively. See Note 6.

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

The Mortgage Note was repaid in March 2026 with the proceeds of the convertible note and warrant issuance.

Convertible Notes and Warrants

Beginning on March 5, 2026 and through March 23, 2026, the Company obtained subscriptions for unsecured senior convertible promissory notes in the aggregate amount of $7,528,000 (the “Notes”) from accredited investors, including $230,000 (3.1%) sold to related parties. Net proceeds amounted to $7,374,000, after cash issuance costs of $154,000. The Notes bear interest at 10% per annum for the first 12 months of the 24-month term, regardless of earlier payment or conversion (the “Minimum Interest”), and are mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the conversion price of $2.90 per share (the “Conversion Price”), if the common stock of the registrant trades at $4.35 per share (150% of the Conversion Price) for 20 out of the preceding 30 consecutive trading days. The holders of the Notes have the option on up to 10 occasions to convert all or any portion of the principal and interest into shares of the registrant’s common stock at the Conversion Price. The registrant may prepay the Notes at any time prior to maturity, subject to payment of the Minimum Interest, any other accrued but unpaid interest, and a prepayment penalty of 5% if the amount of the Note principal that is prepaid does not exceed 50% or a prepayment of 10% if the amount of the Note principal that is prepaid exceeds 50%. Interest is to be paid quarterly in arrears beginning April 1, 2026 and can be paid in either cash or shares of the registrant’s common stock at the election of the Company. If paid in stock, the shares must be registered and valued at a 10% discount to the 10-day volume-weighted average price.

Purchasers of the Notes were issued 2,352,500 detachable warrants to purchase common stock (the “Warrants’) at a price of $3.20 per share (the “Exercise Price”) for a 4-year term from date of issuance in an amount equal to 100% of their investment amounts. The Company may call the Warrants (the “Call”) if the common stock of the registrant trades at or above $4.80 per share (150% of the Exercise Price) for 20 out of the preceding 30 consecutive trading days. Additionally, 22,655 broker warrants were issued at an exercise price of $3.48 per share for a 3-year term, expiring March 10, 2029.

Should the Company sell any of its securities in a capital-raising transaction at a price lower than the Conversion Price while any Notes are outstanding, the Conversion Price will adjust to that lower price. The Warrant Exercise Price will adjust to a 10% premium to the new Note conversion price.

The warrants are legally detachable, separately exercisable and accounted for as equity. Additionally, the conversion feature meets the scope exception of ASC 815 and was not bifurcated from the debt host contract.

At issuance, the Company allocated $484,000 of the net proceeds to the warrants using the relative fair value method. The warrants were valued using the Black-Scholes option pricing model, based on the difference between two options, representing the value of the warrant excluding the value derived from appreciation of the Company’s common stock in excess of the strike price of the Call, with the following Level 3 inputs:

	Warrant	Call
Risk-free interest rate	3.5%	3.5%
Expected volatility	90%	90%
Expected term (years)	4	4
Expected dividends	$-	$-
Stock price	$2.76	$2.76
Exercise price	$3.20	$4.80

The allocation resulted in a corresponding debt discount of $642,000, inclusive of $148,000 in transaction costs, which is being amortized to interest expense over the term of the note using the effective interest method, resulting in $23,000 in interest expense for the three months ended March 31, 2026.

Note 5. Commitments and Contingencies

Lease Commitments, Construction and Demolition

The Company leases headquarters office space under a non-cancelable operating lease which expired on March 31, 2023 and has been extended multiple times, most recently through March 31, 2026. The Company’s periodic lease cost was approximately $20,000 for each of the three-month periods ending March 31, 2026 and 2025. The lease was not extended on March 31, 2026, and new commitments for headquarters facilities are leased on a month-to-month basis.

During 2023, the Arps Dairy sold its manufacturing facility (the “Existing Facility”) and purchased a different facility, executing both transactions with the same counterparty. Following the exchange, Arps Dairy commenced to expand the acquired property to provide 44,000 square feet of production and office space (the “New Facility”). Arps Dairy continues to operate at the Existing Facility under a leasing arrangement. The initial lease term was 18 months, and the lease was classified as an operating lease. Additionally, the counterparty leases space at the New Facility. Neither party pays rent for the space that it occupies.

In connection with the Acquisition, the lease on the Existing Facility was extended until September 30, 2026 to permit the completion of the New Facility. The Company is subject to penalties of $1,000 per day if it has not vacated and demolished the Existing Facility by September 30, 2026, subject to limitations if delays are caused by a force majeure event or construction-related delays that are beyond the Company’s reasonable control.

As of March 31, 2026, the New Facility expansion is expected to cost $6,700,000, including equipment to efficiently manufacture Barfresh legacy products (the “Construction Obligations”). The Company has incurred $4,840,000, including $1,861,000 in Accounts Payable – Construction in Progress of which $1,782,000 is owed to the construction contractor. In conjunction with the Acquisition, the contractor agreed to forebear from filing a mechanics lien against the building through December 2, 2025. Additionally, the agreement with the contractor stipulates that if any portion of the balance remains outstanding after December 31, 2025, it will accrue interest at 8% per annum from day sixty-one until repayment is received, subject to rate adjustment for scope modifications.

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

Note 6. Stockholders’ Equity

The following are changes in stockholders’ equity for the three months ended March 31, 2025 and 2026:

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2024	14,746,172	$-	$64,199,000	$(63,621,000)	$578,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	121,082	-	(160,000)	-	(160,000)
Equity-based compensation expense	-	-	158,000	-	158,000
Registered issuance of common stock	1,052,793	-	2,974,000	-	2,974,000
Net loss	-	-	-	(761,000)	(761,000)
Balance March 31, 2025	15,920,047	$-	$67,171,000	$(64,382,000)	$2,789,000

			Additional
	Common Stock		paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2025	15,969,281	$-	$67,645,000	$(66,315,000)	$1,330,000
Equity-based compensation expense	-	-	102,000	-	102,000
Shares issued in settlement of former Arps shareholder and manager notes	135,572	-	420,000	-	420,000
Issuance of detachable warrants	-	-	487,000		487,000
Net loss	-	-	-	(661,000)	(661,000)
Balance March 31, 2026	16,104,853	$-	$68,654,000	$(66,976,000)	$1,678,000

Warrants

In association with the issuance of convertible notes (Note 4), 2,375,155 warrants were issued at a weighted average exercise price of $3.20 per share and remain outstanding as of March 31, 2026. The weighted average remaining term of the warrants is 3.9 years as of March 31, 2026.

Equity Incentive Plan

As of March 31, 2026, the Company has $457,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 2.2 years.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2025	763,002	$4.60	5.3
Granted	1,923	$2.81	8.0
Forfeited	(22,831)	$2.53
Outstanding on March 31, 2026	742,094	$4.66	4.9

Exercisable, March 31, 2026	538,842	$5.39	3.6

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2026
Expected term (in years)	8.0
Expected volatility	98.3%
Risk-free interest rate	4.2%
Expected dividends	$-
Weighted average grant date fair value per share	$2.42

Restricted Stock and Performance Share Units

There has been no change in restricted stock or performance share units since December 31, 2025.

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time the Company has placed a valuation allowance on all tax assets. As of March 31, 2026, the estimated effective tax rate for 2026 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2019 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three months ending March 31, 2026 and 2025, the Company did not incur any interest and penalties associated with tax positions. As of March 31, 2026, the Company did not have any significant unrecognized uncertain tax positions.

Note 8. Business Combination

On October 3, 2025, the Company acquired all of the outstanding stock of Arps Dairy, a dairy processing company, in a stock purchase accounted for as a business combination (the “Acquisition”). Arps results of operations have been included in the consolidated statement of operations since October 4, 2025. The following unaudited pro forma information presents the consolidated results of operations as if the acquisition had occurred on January 1, 2025:

	For the three months ended March 31,
	2026	2025
Pro forma revenue	$5,632,000	$7,585,000
Pro forma net loss	$(661,000)	$(1,223,000)
Pro forma net loss per share, basic and fully diluted	$(0.04)	$(0.08)

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place in the periods noted above.

Note 9. Business Segments

As a result of the Acquisition, the Company operates in two business segments. The Chief Executive Officer is the chief operating decision maker (“CODM”) who assesses performance and allocates resources based on actual and projected operating results. The CODM reviews revenue and gross profit in evaluating the efficiency of strategies within each segment, ensuring that financial and operational resources are optimized and aligned with the Company’s overall strategic objectives. The tables below present selected segment data:

	Three months ended March 31,
	2026	2025
Revenue
Frozen beverages and food	$3,066,000	$2,930,000
Raw and processed milk	2,566,000	-
Revenue	$5,632,000	$2,930,000

Gross profit
Frozen beverages and food	$905,000	$900,000
Raw and processed milk	128,000	-
Gross profit	1,033,000	900,000
Unallocated:
Total operating expenses	(1,469,000)	(1,638,000)
Interest expense	(225,000)	(23,000)
Net loss	$(661,000)	$(761,000)

Note 10. Liquidity

During the three months ended March 31, 2026, the Company used cash for operations of $2,382,000. As of March 31, 2026, the Company had $1,824,000 cash and net current assets of $903,000, exclusive of disputed co-manufacturer accounts payable (Note 5).

The Company has a history of operating losses and negative cash flow, which are expected to improve with growth. As described more fully in Note 5, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in the Company’s ability to procure certain products necessary to achieve our growth projections and in elevated legal costs that were incurred before the Company obtained non-recourse litigation financing in 2025. The Acquisition is expected to alleviate the supply constraints.

The Company increased its receivables-based line of credit in September 2025 to $2,500,000. In October 2025, Arps Dairy secured a receivables-based line of credit of $1,250,000.

In February 2026, $420,000 of notes payable were converted to equity in accordance with the terms of the note agreements.

In March 2026, the Company raised $7,528,000 through the sale of convertible promissory notes with a two year term. The proceeds were used to retire the Mortgage Note, and $646,000 in Construction Obligations incurred, as well fund working capital requirements. The Company plans to complete construction of the New Facility and pursue long-term real estate and equipment lease financing for the remaining Construction Obligations.

Although alleviated, the Company’s financial position at March 31, 2026 and historical results raise substantial doubt about its ability to continue as a going concern. As described, the Company has completed steps to improve liquidity. The actions taken have resulted in the alleviation of the substantial doubt about the Company’s ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), including our unaudited condensed consolidated financial statements and the related notes and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on April 15, 2026, and other reports that we file with the SEC from time to time.

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

Results of Operations

Results of Operation for the Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

Revenue and cost of revenue

Revenue increased $2,702,000, or 92%, to $5,632,000 in 2026 as compared to $2,930,000 in 2025. Arps Dairy contributed $2,837,000 to revenue, including $2,566,000 in raw and processed milk sales.

The acquisition of Arps Dairy gives us the expanded capacity we have sought over the past three years, necessary to service our customer base and expand our sales reach.

Cost of revenue increased $2,569,000, or 127%, to $4,599,000 in 2026 as compared to $2,030,000 in 2025. Cost of revenue increased at a higher rate compared to revenue due to the inclusion of the raw and processed milk operations after the Acquisition. Products in this segment are generally commodities with commensurate margins, but provide a strategic milk supply to the business and contribute to fixed overhead costs. Cost of revenue in the frozen beverages and food segment, which consisted primarily of Barfresh legacy products in 2026, increased at the same rate as revenue.

Our gross profit was $1,033,000 (18%) and $900,000 (31%) for 2026 and 2025, respectively.

Gross profit from frozen beverages and food was $905,000 in 2026 (30%) compared to $900,000 in 2025 (31%). The slight decrease is due to product mix.

Gross profit from raw and processed milk was $128,000 in 2026 (5%).

Selling, marketing and distribution expense

	2026	2025	Change	Percent
Sales and marketing	$254,000	$433,000	$(179,000)	-41%
Storage and outbound freight	443,000	391,000	52,000	13%
	$697,000	$824,000	$(127,000)	-15%

Selling, marketing and distribution expense decreased approximately $127,000 (15%) from approximately $824,000 in 2025 to $697,000 in 2026.

Sales and marketing expense decreased approximately $179,000 (41%) from approximately $433,000 in 2025 to $254,000 in 2026. The decrease is a result of lower personnel costs as we rely more heavily on our broker network, as well as a decrease in sample expense, which was elevated in 2025 due to the introduction of our Pop & Go freeze pops. Additionally, equipment maintenance expense for machines provided to our customers for use with our bulk products decreased, as single serve products have become more prominent in the school setting.

Storage and outbound freight expense increased approximately $52,000 (13%) from approximately $391,000 in 2025 to $443,000 in 2026, primarily due to costs associated with the delivery of processed milk at Arps Dairy.

General and administrative expense

	2026	2025	Change	Percent
Personnel costs	$358,000	$372,000	$(14,000)	-4%
Stock based compensation	102,000	158,000	(56,000)	-35%
Legal, professional and consulting fees	107,000	81,000	26,000	32%
Research and development	24,000	19,000	5,000	26%
Other general and administrative expenses	142,000	117,000	25,000	21%
Business acquisition expense	22,000	-	22,000	nm
	$755,000	$747,000	$8,000	1%

General and administrative expenses increased approximately $8,000 (1%) from approximately $747,000 in 2025 to $755,000 in 2026.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes. Personnel cost decreased by approximately $14,000 (4%) from approximately $372,000 in 2025 to $358,000 in 2026. The decrease in personnel cost resulted from decreased head count, and lower employer payroll taxes due to timing of vesting of stock-based compensation.

Stock-based compensation decreased by approximately $56,000 (35%) from $158,000 in 2025 to $102,000 in 2026 as a result of lower expected attainment under our performance stock unit program.

Legal, professional and consulting fees increased by approximately $26,000 (32%) from $81,000 in 2025 to $107,000 in 2026 due to costs of temporary personnel associated with integration of Arps Dairy.

Other general and administrative expenses increased by approximately $25,000 (21%) due to travel costs associated with the integration of Arps Dairy.

Interest Expense

Interest expense was $225,000 in 2026 compared to $23,000 in 2025. The increase of $202,000 is a result of mortgage debt, notes and lease financing related to the Acquisition and the purchase of equipment required for the New Facility, as well as the issuance of $7,528,000 of convertible notes in March 2026.

Net loss

We had net losses of approximately $661,000 and $761,000 for the three-month periods ending March 31, 2026 and 2025, respectively. The decrease in net loss of approximately $100,000 was primarily due to a decrease in the loss from operations of $302,000, offset by an increase of $202,000 in interest expense incurred related to the acquisition of Arps Dairy and the build out of the New Facility.

Liquidity and Capital Resources

On February 5, 2025, we entered into securities purchase agreements with several investors, pursuant to which the Company sold an aggregate of 1,052,793 shares of common stock at a price of $2.85 per share in a registered direct offering, raising $2,974,000.

Our continuing dispute with the Manufacturer and the resulting loss of product supply in 2022 negatively impacted our financial position, results of operations and cash flow. Subsequently, we contracted with a co-manufacturer for additional smoothie bottle manufacturing capacity. While expanded capacity became available from manufacturer C in the fourth quarter of 2024, we were notified in 2025 that manufacturers A and B elected to discontinue production of smoothie bottles and smoothie cartons in January 2026 and December 2025, respectively. The Acquisition was undertaken to resolve constrained capacity experienced since 2022 under the co-manufacturing business model.

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

Following the Acquisition, Arps Dairy secured a receivables-based line of credit of $1,250,000.

We acquired $823,000 of equipment through leasing transactions in 2025 and the first three months of 2026. In December 2025, we were granted $2,400,000 to fund up to 50% of the cost of new equipment purchases and installation for the New Facility.

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

During the quarter ended March 31, 2026, we used $2,382,000 in operations. Our net loss adjusted for non-cash operating expenses was a loss of $455,000, while changes in current assets and liabilities used $1,927,000 primarily because of settlements of amounts due to co-manufacturers who discontinued providing product in December 2025 and January 2026.

As of March 31, 2026, we had net current assets of $903,000, including $1,861,000 of construction payables, compared with net current liabilities of $6,303,000 on December 31, 2025. Disputed accounts payable due to the Manufacturer of $499,000 are excluded from both March 31, 2026 and December 31, 2025 amounts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management has identified the following material weakness in our internal control over financial reporting:

Management has concluded that there is a material weakness due to the control environment. The control environment is impacted due to the Company’s inadequate segregation of duties, primarily information technology control activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2026, the Company issued 135,572 restricted shares of its common stock, valued at $420,273, to the former shareholders of Arps Dairy, Inc. as payment of debt owed to these shareholders.

From March 5, 2026 to March 23, 2026, the Company sold unsecured senior convertible promissory notes in the aggregate amount of $7,528,000 (the “Notes”) from accredited investors. The Notes bear interest at 10% per annum for the first 12 months of the 24-month term, regardless of earlier payment or conversion (the “Minimum Interest”), and is mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the conversion price of $2.90 per share (the “Conversion Price”), if the common stock of the Company trades at $4.35 per share (150% of the Conversion Price) for 20 out of the preceding 30 consecutive trading days. The holders of the Notes have the option on up to 10 occasions to convert all or any portion of the principal and interest into shares of the Company’s common stock at the Conversion Price. The Company may prepay the Notes at any time prior to maturity, subject to payment of the Minimum Interest, any other accrued but unpaid interest, and a prepayment penalty of 5% if the amount of the Note principal that is prepaid does not exceed 50% or a prepayment of 10% if the amount of the Note principal that is prepaid exceeds 50%. Interest is to be paid quarterly in arrears beginning April 1, 2026 and can be paid in either cash or shares of the Company’s common stock at the election of the registrant. If paid in stock, the shares must be registered and valued at a 10% discount to the 10-day volume-weighted average price. Purchasers of the Notes were issued warrants to purchase common stock (the “Warrants’) at a price of $3.20 per share (the “Exercise Price”) for a 4-year term from date of issuance in an amount equal to 100% of their investment amounts. The Company may call the Warrants if the common stock of the registrant trades at $4.80 per share (150% of the Exercise Price) for 20 out of the preceding 30 consecutive trading days.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K as filed March 9, 2026)

10.1	Form of Amended and Restated Note to Arps Dairy Shareholders dated March 5, 2026 (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K filed April 15, 2026)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished herewith)

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BARFRESH FOOD GROUP INC.

Date: May 14, 2026	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

