Form 10-Q
period 2026-06-30
BARFRESH FOOD GROUP INC.
filed 2026-08-14
CIK 1487197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,308,172 shares as of August 11, 2026.

Item 1. Financial Statements.

Barfresh Food Group Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Current assets:
Cash	$324,000	$325,000
Trade accounts receivable, net	1,091,000	1,957,000
Other receivables	32,000	99,000
Inventory, net	2,160,000	1,665,000
Prepaid expenses and other current assets	194,000	182,000
Total current assets	3,801,000	4,228,000
Property, plant and equipment, net of depreciation	8,658,000	8,297,000
Intangible assets, net of amortization	125,000	125,000
Other non-current assets	139,000	180,000
Total assets	$12,723,000	$12,830,000

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$167,000	$1,124,000
Accounts payable - trade	1,595,000	3,086,000
Accounts payable - construction in progress	1,818,000	2,433,000
Disputed co-manufacturer accounts payable (Note 5)	499,000	499,000
Accrued expenses	349,000	388,000
Accrued payroll and employee related expenses	187,000	173,000
Financing agreements - current	285,000	296,000
Notes payable	441,000	3,031,000
Total current liabilities	5,341,000	11,030,000
Financing agreements	480,000	470,000
Convertible notes	6,986,000	-
Total liabilities	12,807,000	11,500,000

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.000001 par value, 400,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.000001 par value; 35,000,000 shares authorized; and 16,208,160 and 15,969,281 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid in capital	68,753,000	67,645,000
Accumulated deficit	(68,837,000)	(66,315,000)
Total stockholders’ (deficit) equity	(84,000)	1,330,000
Total liabilities and stockholders’ (deficit) equity	$12,723,000	$12,830,000

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue	$4,707,000	$1,625,000	$10,339,000	$4,555,000
Cost of revenue	4,857,000	1,119,000	9,456,000	3,149,000
Gross profit	(150,000)	506,000	883,000	1,406,000
Operating expenses:
Selling, marketing and distribution	561,000	634,000	1,258,000	1,458,000
General and administrative	794,000	673,000	1,549,000	1,420,000
Depreciation and amortization	12,000	67,000	29,000	134,000
Total operating expenses	1,367,000	1,374,000	2,836,000	3,012,000
Loss from operations	(1,517,000)	(868,000)	(1,953,000)	(1,606,000)
Interest expense	344,000	12,000	569,000	35,000
Net loss	$(1,861,000)	$(880,000)	$(2,522,000)	$(1,641,000)

Per share information - basic and fully diluted:
Weighted average shares outstanding	16,152,000	15,664,000	16,098,000	15,664,000
Net loss per share	$(0.12)	$(0.06)	$(0.16)	$(0.10)

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025

(Unaudited)

	For the six months ended June 30,
	2026	2025
Net loss	$(2,522,000)	$(1,641,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	255,000	297,000
Depreciation and amortization	147,000	149,000
Amortization of financing discounts	118,000	11,000
Changes in assets and liabilities
Accounts receivable	866,000	278,000
Other receivables	67,000	33,000
Inventories	(495,000)	(342,000)
Prepaid expenses and other assets	29,000	4,000
Accounts payable - trade	(1,491,000)	(300,000)
Accrued expenses	(25,000)	(64,000)
Net cash used in operating activities	(3,051,000)	(1,575,000)

Investing activities
Purchase of property and equipment	(963,000)	(94,000)
Net cash used in investing activities	(963,000)	(94,000)

Financing activities
Borrowings under line of credit	5,846,000	782,000
Repayment of line of credit	(6,821,000)	(1,402,000)
Issuance of convertible debt and warrants, net of $154,000 issuance cost	7,374,000	-
Repayment of mortgage note	(2,170,000)	-
Financing agreement payments	(161,000)	(47,000)
Issuance of common stock, net of $26,000 issuance cost	-	2,974,000
Shares repurchased for income tax withholding under stock compensation program	(55,000)	(161,000)
Net cash provided by financing activities	4,013,000	2,146,000

Net (decrease) increase in cash	(1,000)	477,000
Cash, beginning of period	325,000	235,000
Cash, end of period	$324,000	$712,000

Cash paid for interest	$249,000	$24,000
Non-cash financing and investing activities:
Conversion of notes payable to equity	$420,000	$-
Financed acquisition of long-term assets	$160,000	$-
Issuance of warrants to brokers in convertible debt and warrant offering	$4,000	$-

See the accompanying notes to the condensed consolidated financial statements

Barfresh Food Group Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and our wholly-owned subsidiaries, Barfresh Inc., Barfresh Corporation Inc. (formerly known as Smoothie, Inc.), and Arps Dairy, Inc. All inter-company balances and transactions among the companies have been eliminated upon consolidation.

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

A comparison of production of legacy product lines by source is summarized in the table below:

	Three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Owned production facility	53%	-%	53%	-%
Co-manufactured:
Manufacturer A	-%	44%	9%	48%
Manufacturer B	-%	44%	-%	41%
Manufacturer C	42%	11%	34%	10%
Manufacturer D	5%	1%	4%	1%

Manufacturer A gave notice that it would not renew the contract with the Company when it concluded in February 2026. Additionally, in December 2025, Manufacturer B discontinued manufacturing our products. The commencement of production at Arps Dairy is a significant step towards mitigating the impact of these contract losses, and the potential adverse effect on the Company’s business, financial condition and results of operations.

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

Accounts Receivable and Allowances

Accounts receivable are recorded and carried at the original invoiced amount less allowances for credits and for any potential uncollectible amounts due to credit losses. We make estimates of the expected credit and collectability trends for the allowance for credit losses based on our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers. Expected credit losses are recorded as general and administrative expenses on our condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses. There was no credit loss expense for the three and six months ended June 30, 2026 and 2025.

Government Grant

The Company has been awarded a $2,400,000 government grant (the “USDA Grant”) to fund 50% of equipment purchases for the New Facility. As of June 30, 2026, there have been no assets acquired that are eligible for reimbursement under the grant. Funding is dependent on meeting specific criteria in the grant agreement, including completion of all funded phases by December 31, 2026, and may require repayment if costs are disallowed due to partial completion. The Company expects to early adopt the Financial Accounting Standards Board’s Accounting Standards Update 2025-10, Government Grants. Grant proceeds will reduce the value of the assets acquired and the resulting depreciation expense over the estimated useful lives of the assets acquired.

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

Storage and Shipping Costs

Storage and outbound freight costs are included in selling, marketing and distribution expense. For the three months ending June 30, 2026 and 2025, storage and outbound freight totaled approximately $305,000 and $276,000, respectively. For the six months ended June 30, 2026 and 2025, storage and outbound freight totaled approximately $748,000 and $667,000, respectively.

Research and Development

Expenditures for research activities relating to product development and improvement are charged to expense as incurred. The Company incurred approximately $37,000 and $31,000 in research and development expense for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, research and development expense totaled approximately $61,000 and $49,000, respectively.

Loss Per Share

For the three and six months ended June 30, 2026 and 2025, common stock equivalents have not been included in the calculation of net loss per share as their effect is anti-dilutive as a result of losses incurred.

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We have not determined if the impact of recently issued standards that are not yet effective will have an impact on our results of operations and financial position.

Note 2. Inventory

Inventory consists of the following:

	June 30,	December 31,
	2026	2025
Raw materials and packaging	$1,165,000	$684,000
Finished goods	995,000	981,000
Inventory, net	$2,160,000	$1,665,000

Note 3. Property Plant and Equipment

Property and equipment, net consist of the following:

	June 30,	December, 31
	2026	2025
Land	$357,000	$357,000
Building	1,834,000	1,834,000
Manufacturing equipment	3,074,000	2,335,000
Customer equipment	1,426,000	1,426,000
Construction in progress	4,908,000	5,139,000
	11,599,000	11,091,000
Less: accumulated depreciation	(2,941,000)	(2,794,000)
Property and equipment, net of depreciation	$8,658,000	$8,297,000

Depreciation expense related to these assets was approximately $75,000 and $54,000 for the three months ended June 30, 2026 and 2025, respectively, and $147,000 and $107,000 for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense in cost of revenue was $62,000 and $9,000 for the three months ended June 30, 2026 and 2025, respectively, and $117,000 and $16,000 for the six months ended June 30, 2026 and 2025, respectively.

Assets subject to financing leases consist of the following:

	June 30,	December, 31
	2026	2025
Manufacturing equipment	$560,000	$106,000
Customer equipment	33,000	33,000
Construction in progress	560,000	704,000
	1,153,000	843,000
Less: accumulated depreciation	(28,000)	(15,000)
Property and equipment, net of depreciation	$1,125,000	$828,000

Depreciation expense related to leased assets amounted to $8,000 and $2,000 for the three-month periods ending June 30, 2026 and 2025, respectively. Depreciation expense related to leased assets amounted to $13,000 and $4,000 for the six-month periods ending June 30, 2026 and 2025, respectively.

Note 4. Debt

Line of Credit

In August 2024, the Company secured receivables financing of $1,500,000 (the “Barfresh Facility”), and amended the facility in September 2025 to increase the available financing to $2,500,000. In October 2025, the Company secured receivables financing of $1,250,000 for Arps Dairy (together with the Barfresh Facility, the “Credit Facilities”).

Under the Credit Facilities, the Company may borrow up to 90% of eligible customer account balances. Amounts outstanding bear interest at a rate based on the prime rate plus collateral fees, and are secured by accounts receivable and inventory. The weighted average rate was 8.0% and 8.4% as of June 30, 2026 and December 31, 2025, respectively. The Credit Facilities expire in September and October 2026, and renew automatically, unless notice is given or received.

As of June 30, 2026, there was $174,000 drawn under the Credit Facilities, and $3,576,000 was available to borrow, subject to available collateral. Unamortized deferred financing discount amounted to $7,000 as of June 30, 2026.

Financing Agreements

The Company has entered into financing agreements to purchase equipment and software as a service, with a weighted average imputed or stated interest of 21%. Amounts due under the agreements are due over a weighted average period of 31 months, with maturities as follows as of June 30, 2026:

2026 (6 months)	$238,000
2027	431,000
2028	118,000
2029	168,000
2030	48,000
Total payments due	1,003,000
Less: interest	(238,000)
765,000
Less: current portion	(285,000)
Financing agreements	$480,000

Notes Payable

	June 30,	December 31,
	2026	2025
Manager note	$41,000	$61,000
Advances from Arps Dairy former stockholders	400,000	800,000
Mortgage Note payable to bank in monthly installments of $22,000 including interest at 6.85% with a balloon payment due January 1, 2026; secured by real property and personal guarantees of Arps’ former stockholders.	-	2,170,000
Total payments due	441,000	3,031,000
Less: current portion	(441,000)	(3,031,000)
Long-term portion	$-	$-

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

Convertible Notes and Warrants

Beginning on March 5, 2026 and through March 23, 2026, the Company obtained subscriptions for unsecured senior convertible promissory notes in the aggregate amount of $7,528,000 (the “Notes”) from accredited investors, including $230,000 (3.1%) sold to related parties. Net proceeds amounted to $7,374,000, after cash issuance costs of $154,000. The Notes bear interest at 10% per annum for the first 12 months of the 24-month term, regardless of earlier payment or conversion (the “Minimum Interest”), and are mandatorily convertible as to principal and interest into shares of the Company’s common stock at any time prior to maturity at the conversion price of $2.90 per share (the “Conversion Price”), if the common stock of the Company trades at $4.35 per share (150% of the Conversion Price) for 20 out of the preceding 30 consecutive trading days. The holders of the Notes have the option on up to 10 occasions to convert all or any portion of the principal and interest into shares of the Company’s common stock at the Conversion Price. The Company may prepay the Notes at any time prior to maturity, subject to payment of the Minimum Interest, any other accrued but unpaid interest, and a prepayment penalty of 5% if the amount of the Note principal that is prepaid does not exceed 50% or a prepayment penalty of 10% if the amount of the Note principal that is prepaid exceeds 50%. Interest is to be paid quarterly in arrears beginning April 1, 2026 and can be paid in either cash or shares of the Company’s common stock at the election of the Company. If paid in stock, the shares must be registered and valued at a 10% discount to the 10-day volume-weighted average price.

Purchasers of the Notes were issued 2,352,500 detachable warrants to purchase common stock (the “Warrants’) at a price of $3.20 per share (the “Exercise Price”) for a 4-year term from date of issuance in an amount equal to 100% of their investment amounts. The Company may call the Warrants (the “Call”) if the common stock of the Company trades at or above $4.80 per share (150% of the Exercise Price) for 20 out of the preceding 30 consecutive trading days. Additionally, 22,655 broker warrants were issued at an exercise price of $3.48 per share for a 3-year term, expiring March 10, 2029.

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

The allocation resulted in a corresponding debt discount of $642,000, inclusive of $148,000 in transaction costs, which is being amortized to interest expense over the term of the note using the effective interest method, resulting in $77,000 and $100,000 in interest expense for the three and six months ended June 30, 2026, respectively.

Note 5. Commitments and Contingencies

Lease Commitments, Construction and Demolition

The Company leased headquarters office space under a non-cancelable operating lease which expired on March 31, 2023 and had been extended multiple times, most recently through March 31, 2026. The lease was not extended on March 31, 2026, and new commitments for headquarters facilities are leased on a month-to-month basis at a nominal cost. The Company’s periodic lease cost was none and approximately $20,000 for the three-month periods ending June 30, 2026 and 2025, respectively, and $20,000 and $40,000 for each of the six-month periods ending June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, the New Facility expansion is expected to cost $9,700,000, net of USDA Grant funding. The Company, including Arps Dairy prior to the Acquisition, has incurred $4,896,000, including $1,818,000 in Accounts Payable – Construction in Progress.

Other than amounts included in Accounts Payable – Construction in Progress, there are no firm commitments for capital expenditures. However, the Company would face significant uncertainty about its ability to supply product if it is unable to complete the New Facility, which would in turn have a material impact on its financial position, operating results, and cash flows. Expected capital expenditures for 2026, including settlement of Accounts Payable – Construction in Progress, amount to $6,622,000 (the “Construction Obligations”). The USDA Grant is subject to uncertainty and possible repayment associated with the requirement to complete all funded phases of the project by December 31, 2026. This uncertainty could increase the Construction Obligation to $9,062,000. The Company expects to finance the Construction Obligations from mortgage and equipment loans, as well as equity financing. There can be no assurance that sources of financing will be available to satisfy the Construction Obligations.

Accounts Payable – Construction in Progress is primarily owed to the construction contractor for work performed in the first half of 2025. In conjunction with the Acquisition, the contractor agreed to forebear from filing a mechanics lien against the building through December 2, 2025. Additionally, the agreement with the contractor stipulates that if any portion of the balance remains outstanding after December 31, 2025, it will accrue interest at 8% per annum from day sixty-one until repayment is received, subject to rate adjustment for scope modifications.

The Company is liable for the demolition of the Existing Facility, once it has vacated the premises. The Company has been awarded a $100,000 grant to pay for the demolition, which expires on December 31, 2026. No liability is currently recorded for the demolition as management believes the grant is sufficient to cover the liability and the demolition will be completed before the grant expires.

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

Due to the uncertainties surrounding the claim, the Company is not able to predict either the outcome or a range of reasonably possible recoveries that could result from its actions against the Manufacturer, and no gain contingencies have been recorded. The disruption in its supply resulting from the dispute has and will continue to adversely impact the Company’s results of operations and cash flow until a suitable resolution is reached or new sources of reliable supply at sufficient volume can be identified and developed, the timing of which is uncertain. The Company has mitigated the impact of the supply disruption with the introduction of its single-serve smoothie cartons; however, the product format has not been accepted by some customers or as a substitute for the bottle product in all use cases. Additionally, the Company acquired Arps Dairy in the fourth quarter of 2025 and is ramping up production of its products at Arps.

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

Note 6. Stockholders’ (Deficit) Equity

The following are changes in stockholders’ (deficit) equity for the six months ended June 30, 2026 and 2025:

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2024	14,746,172	$-	$64,199,000	$(63,621,000)	$578,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	141,296	-	(161,000)	-	(161,000)
Equity-based compensation expense	-	-	297,000	-	297,000
Registered issuance of common stock	1,052,793	-	2,974,000	-	2,974,000
Net loss	-	-	-	(1,641,000)	(1,641,000)
Balance June 30, 2025	15,940,261	$-	$67,309,000	$(65,262,000)	$2,047,000

	Common Stock		Additional paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance December 31, 2025	15,969,281	$-	$67,645,000	$(66,315,000)	$1,330,000
Issuance of common stock for equity compensation, net of shares repurchased for income tax withholding	103,307	-	(55,000)	-	(55,000)
Equity-based compensation expense	-	-	256,000	-	256,000
Shares issued in settlement of former Arps shareholder and manager notes	135,572	-	420,000	-	420,000
Issuance of detachable warrants	-	-	487,000		487,000
Net loss	-	-	-	(2,522,000)	(2,522,000)
Balance June 30, 2026	16,208,160	$-	$68,753,000	$(68,837,000)	$(84,000)

Warrants

In association with the issuance of convertible notes (Note 4), 2,375,155 warrants were issued at a weighted average exercise price of $3.20 per share and remain outstanding as of June 30, 2026. The weighted average remaining term of the warrants is 3.7 years as of June 30, 2026.

Equity Incentive Plan

As of June 30, 2026, the Company has $371,000 of total unrecognized share-based compensation expense relative to unvested options, stock awards and stock units, which is expected to be recognized over the remaining weighted average period of 2.6 years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted average exercise price per share	Remaining term in years
Outstanding on December 31, 2025	763,002	$4.60	5.3
Granted	29,030	$2.62	8.0
Forfeited	(22,831)	$2.53
Outstanding on June 30, 2026	769,201	$4.59	4.8

Exercisable, June 30, 2026	616,932	$5.06	3.9

The fair value of the options issued was calculated using the Black-Scholes option pricing model, based on the following:

2026
Expected term (in years)	8.0
Expected volatility	99.8%
Risk-free interest rate	4.2%
Expected dividends	$-
Weighted average grant date fair value per share	$2.37

Restricted Stock

The following is a summary of restricted stock award and restricted stock unit activity for the six months ended June 30, 2026:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2025	148,554	$2.75
Granted	24,251	$2.41
Vested	(67,622)	$2.49
Forfeited	-	$-
Unvested at June 30, 2026	105,183	$2.84

Performance Share Units

From 2023 to 2025, the Company issued performance share units (“PSUs”) that represented shares potentially issuable based upon Company and individual performance in the years of issuance.

The following table summarizes the activity for the Company’s unvested PSUs for the six months ended June 30, 2026:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2025	66,743	$2.70
Vested	(55,211)	$2.63
Unvested June 30, 2026	11,532	$1.20

Note 7. Income Taxes

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all the deferred tax assets will not be recognized. Accordingly, at this time, the Company has placed a valuation allowance on all tax assets. As of June 30, 2026, the estimated effective tax rate for 2026 was zero.

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit our tax returns from 2019 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations.

For the three- and six-months ending June 30, 2026 and 2025, the Company did not incur any interest and penalties associated with tax positions. As of June 30, 2026, the Company did not have any significant unrecognized uncertain tax positions.

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Pro forma revenue	$4,707,000	$5,938,000	$10,339,000	$13,523,000
Pro forma net loss	$(1,861,000)	$(975,000)	$(2,522,000)	$(2,198,000)
Pro forma net loss per share, basic and fully diluted	$(0.12)	$(0.06)	$(0.16)	$(0.14)

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Frozen beverages and food	$1,764,000	$1,625,000	$4,830,000	$4,555,000
Raw and processed milk	2,943,000	-	5,509,000	-
Revenue	$4,707,000	$1,625,000	$10,339,000	$4,555,000

Gross profit
Frozen beverages and food	$(209,000)	$506,000	$696,000	1,406,000
Raw and processed milk	59,000	-	187,000	-
Gross (loss) profit	(150,000)	506,000	883,000	1,406,000
Unallocated:
Total operating expenses	(1,367,000)	(1,374,000)	(2,836,000)	(3,012,000)
Interest expense	(344,000)	(12,000)	(569,000)	(35,000)
Net loss	$(1,861,000)	$(880,000)	$(2,522,000)	$(1,641,000)

Note 10. Liquidity

During the six months ended June 30, 2026, the Company used cash for operations of $3,051,000. As of June 30, 2026, the Company had $324,000 cash and net current assets of $777,000, exclusive of disputed co-manufacturer accounts payable (Note 5) and accounts payable - construction in progress that the Company anticipates settling with a new mortgage note on unencumbered real estate that it owns.

The Company has a history of operating losses and negative cash flow, which are expected to improve with growth. As described more fully in Note 5, the dispute and subsequent contract termination with the Manufacturer has resulted in limitations in the Company’s ability to procure certain products necessary to achieve our growth projections and in elevated legal costs that were incurred before the Company obtained non-recourse litigation financing in 2025. The Acquisition is expected to alleviate the supply constraints. However, bring-up costs and lower than anticipated productivity at the Existing Facility have contributed to further losses in the first half of 2026.

The Company increased its receivables-based line of credit in September 2025 to $2,500,000. In October 2025, Arps Dairy secured a receivables-based line of credit of $1,250,000.

In February 2026, $420,000 of notes payable were converted to equity in accordance with the terms of the note agreements.

In March 2026, the Company raised $7,528,000 through the sale of convertible promissory notes with a two-year term. The proceeds were used to retire the Mortgage Note, and $532,000 in Construction Obligations incurred, as well fund working capital requirements. The Company plans to complete construction of the New Facility and pursue long-term real estate and equipment lease financing for the remaining Construction Obligations.

Although alleviated, the Company’s financial position at June 30, 2026 and historical results raise substantial doubt about its ability to continue as a going concern. As described, the Company has completed and anticipates steps to improve liquidity. If the anticipated financing is unavailable, the Company will be required to pursue other options, including reducing its operating expenses. The actions taken and anticipated alleviate the substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operation for the Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025

Revenue and cost of revenue

Revenue increased $3,082,000, or 190%, to $4,707,000 in 2026 as compared to $1,625,000 in 2025. Arps Dairy contributed $3,193,000 to revenue, including $2,943,000 in raw and processed milk sales. Revenue in the frozen beverages and food segment increased 9%.

The acquisition of Arps Dairy gives us the expanded capacity we have sought over the past three years, necessary to service our customer base and expand our sales reach.

Cost of revenue increased $3,738,000, or 334%, to $4,857,000 in 2026 as compared to $1,119,000 in 2025. Cost of revenue increased at a significantly higher rate compared to revenue due to the inclusion of the raw and processed milk operations after the Acquisition. Products in this segment are generally commodities with commensurate margins, but provide a strategic milk supply to the business and contribute to fixed overhead costs. Cost of revenue in the frozen beverages and food segment, which consisted primarily of Barfresh legacy products in 2026, increased 76% due to start-up costs and lower than anticipated productivity at the Existing Facility.

Our gross loss was $150,000 (-3%) for 2026 and our gross profit was $506,000 (31%) for 2025.

Gross loss from frozen beverages and food was $209,000 (-12%) in 2026 compared to a gross profit of $506,000 (31%) in 2025. The decrease is due to high start-up costs and lower than anticipated productivity at the Existing Facility.

Gross profit from raw and processed milk was $59,000 (2%) in 2026.

Selling, marketing and distribution expense

	Three months ended June 30, 2026	Three months ended June 30, 2025	Change	Percent
Sales and marketing	$256,000	$358,000	$(102,000)	-28%
Storage and outbound freight	305,000	276,000	29,000	11%
	$561,000	$634,000	$(73,000)	-12%

Selling, marketing and distribution expense decreased approximately $73,000 (12%) from approximately $634,000 in 2025 to $561,000 in 2026.

Sales and marketing expense decreased approximately $102,000 (28%) from approximately $358,000 in 2025 to $256,000 in 2026. The decrease is a result of lower personnel costs as we rely more heavily on our broker network. Additionally, equipment maintenance expense for machines provided to our customers for use with our bulk products decreased, as single serve products have become more prominent in the school setting.

Storage and outbound freight expense increased approximately $29,000 (11%) from approximately $276,000 in 2025 to $305,000 in 2026, primarily due to costs associated with the delivery of processed milk at Arps Dairy, partially offset by lower revenue and finished goods inventory of legacy Barfresh products.

General and administrative expense

	Three months ended June 30, 2026	Three months ended June 30, 2025	Change	Percent
Personnel costs	$335,000	$292,000	$43,000	15%
Stock-based compensation	154,000	139,000	15,000	11%
Legal, professional and consulting fees	67,000	30,000	37,000	123%
Research and development	37,000	31,000	6,000	19%
Other general and administrative expenses	161,000	127,000	34,000	27%
Business acquisition expense	40,000	54,000	(14,000)	-26%
	$794,000	$673,000	$121,000	18%

General and administrative expenses increased approximately $121,000 (18%) from approximately $673,000 in 2025 to $794,000 in 2026.

Personnel cost represents the cost of employees including salaries, bonuses, employee benefits and employment taxes. Personnel cost increased by approximately $43,000 (15%) from approximately $292,000 in 2025 to $335,000 in 2026 due to the addition of headcount associated with Arps Dairy.

Legal, professional and consulting fees increased by approximately $37,000 (123%) from $30,000 in 2025 to $67,000 in 2026 primarily due to timing of audit fees associated with the filing of our annual report on Form 10-K.

Other general and administrative expenses increased by approximately $34,000 (27%) due to increased recruiting, information technology and insurance expense associated with Arps Dairy.

Interest Expense

Interest expense was $344,000 in 2026 compared to $12,000 in 2025. The increase of $332,000 is a result of mortgage debt, notes and lease financing related to the Acquisition and the purchase of equipment required for the New Facility, as well as the issuance of $7,528,000 of convertible notes in March 2026.

Net loss

We had net losses of approximately $1,861,000 and $880,000 for the three-month periods ending June 30, 2026 and 2025, respectively. The increase in net loss of approximately $981,000 was primarily due to an increase in loss from operations of $649,000, and an increase of $332,000 in interest expense incurred related to the acquisition of Arps Dairy and the build out of the New Facility.

Results of Operation for the Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

Revenue and cost of revenue

Revenue increased $5,784,000, or 127%, to $10,339,000 in 2026 as compared to $4,555,000 in 2025. Arps Dairy contributed $6,021,000 to revenue, including $5,508,000 in raw and processed milk sales.

Cost of revenue increased $6,307,000, or 200%, to $9,456,000 in 2026 as compared to $3,149,000 in 2025. Cost of revenue increased at a higher rate compared to revenue as low margin milk processing revenue made up 53% of the revenue mix. Additionally, start-up costs and low productivity significantly impacted the cost of legacy Barfresh products that were produced at the Existing Facility.

Our gross profit was $883,000 (9%) and $1,406,000 (31%) for 2026 and 2025, respectively.

Gross profit from frozen beverages and food was $696,000 (14%) and $1,406,000 in 2026 and 2025, respectively. The decrease is due to high start-up costs and lower than anticipated productivity at the Existing Facility.

Selling, marketing and distribution expense

	Six months ended June 30, 2026	Six months ended June 30, 2025	Change	Percent
Sales and marketing	$510,000	$791,000	$(281,000)	-36%
Storage and outbound freight	748,000	667,000	81,000	12%
	$1,258,000	$1,458,000	$(200,000)	-14%

Selling, marketing and distribution expense decreased approximately $200,000 (14%) from approximately $1,458,000 in 2025 to $1,258,000 in 2026.

Sales and marketing expense decreased approximately $281,000 (36%) from approximately $791,000 in 2025 to $510,000 in 2026. The decrease is a result of lower personnel costs as we rely more heavily on our broker network. Additionally, equipment maintenance expense for machines provided to our customers for use with our bulk products decreased, as single serve products have become more prominent in the school setting. Finally, sample expense decreased due to non-recurring sample costs associated with the 2025 launch of our Pop & Go product.

Storage and outbound freight expense increased approximately $81,000 (12%) from approximately $667,000 in 2025 to $748,000 in 2026, primarily due to costs associated with the delivery of processed milk at Arps Dairy, partially offset by lower revenue and finished goods inventory of legacy Barfresh products.

General and administrative expense

	Six months ended June 30, 2026	Six months ended June 30, 2025	Change	Percent
Personnel costs	$694,000	$665,000	$29,000	4%
Stock based compensation	256,000	297,000	(41,000)	-14%
Legal, professional and consulting fees	174,000	111,000	63,000	57%
Research and development	61,000	49,000	12,000	24%
Other general and administrative expenses	302,000	244,000	58,000	24%
Business acquisition expense	62,000	54,000	8,000	nm
	$1,549,000	$1,420,000	$129,000	9%

General and administrative expenses increased approximately $129,000 (9%) from approximately $1,420,000 in 2025 to $1,549,000 in 2026.

Personnel cost increased by approximately $29,000 (4%) from approximately $665,000 in 2025 to $694,000 in 2026 due to the addition of headcount associated with Arps Dairy.

Stock-based compensation decreased by approximately $41,000 from $297,000 in 2025 to $256,000 in 2026 as a result of lower expected attainment under our performance stock unit program.

Legal, professional and consulting fees increased by approximately $63,000 (57%) from $111,000 in 2025 to $174,000 in 2026 due to audit costs associated with the expanded scope of work resulting from the Acquisition, and temporary consultants associated with the integration of Arps Dairy.

Other general and administrative expenses increased by approximately $58,000 (24%) due to increased information technology and insurance expense associated with Arps Dairy.

Interest Expense

Interest expense was $569,000 in 2026 compared to $35,000 in 2025. The increase of $534,000 is a result of mortgage debt, notes and lease financing related to the Acquisition and the purchase of equipment required for the New Facility, as well as the issuance of $7,528,000 of convertible notes in March 2026.

Net loss

We had net losses of approximately $2,522,000 and $1,641,000 for the six-month periods ending June 30, 2026 and 2025, respectively. The increase in net loss of approximately $881,000 was primarily due to an increase in loss from operations of $347,000, and an increase of $534,000 in interest expense incurred related to the acquisition of Arps Dairy and the build out of the New Facility.

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

We acquired $888,000 of equipment through leasing transactions in 2025 and the first six months of 2026. In December 2025, we were granted $2,400,000 to fund up to 50% of the cost of new equipment purchases and installation for the New Facility.

In February 2026, $400,000 of Arps selling shareholder advances were converted into shares of our common stock.

In March 2026, we raised $7,528,000 through the sale of convertible promissory notes. The proceeds were used to retire $2,541,000 in mortgage debt and certain construction payables.

During the six months ending June 30, 2026, we used $3,051,000 in operations. Our net loss adjusted for non-cash operating expenses used $2,002,000, while changes in current assets and liabilities used $1,049,000 primarily because of settlements of amounts due to co-manufacturers who discontinued providing product in December 2025 and January 2026, partially offset by a decrease in accounts receivable due to seasonality.

As of June 30, 2026, we had net current liabilities of $1,041,000, including $1,818,000 of construction payables, compared with net current liabilities of $6,303,000 on December 31, 2025. Disputed accounts payable due to the Manufacturer of $499,000 are excluded from both June 30, 2026 and December 31, 2025 amounts.

Our operations to date have been financed by the sale of securities, the issuance of convertible and short-term debt and equipment leasing. Our liquidity needs will depend on careful management of the construction of the New Facility, as well as how quickly we are able to profitably ramp up sales, achieve manufacturing cost synergies anticipated as a result of the Acquisition, control and reduce variable operating expenses, and control fixed overhead expense. The proceeds from the sale of convertible promissory notes in March 2026 are not sufficient to carry out our current plan of operations, which includes the investment of $6,662,000 in Construction Obligations described in Note 5 of the accompanying unaudited financial statements. The $2,400,000 grant received in December 2025 is subject to uncertainty associated with the requirement to complete all funded phases of the project by December 31, 2026. This uncertainty could increase the Construction Obligation to $9,062,000. We anticipate that we will have additional sources of liquidity through mortgage financing supported by the guarantee of the United States Department of Agriculture, and equipment lease financing, among other options. However, there are no assurances that these funds will be available. If we are unable to generate sufficient cash flow from operations, control construction costs, or raise additional capital through debt issuances, we may be required to raise additional funds in the form of equity.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Securities and Exchange Act of 1934 Rule 13(a)-15(e). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2026, the Company issued 59,289 to three members of its board of directors in settlement of vested restricted stock units for services with a grant date value $150,000. The Company relied upon the exemption from registration contained in Rule 506(b) and Section 4(a)(2) of the Securities Act, and corresponding provisions of state securities laws, on the basis that (i) offers were made to a limited number of persons, (ii) each offer was made through direct communication with the offerees by the Company, (iii) each of the offerees had the requisite sophistication and financial ability to bear risks of investing in the Company’s common stock, (iv) the Company provided disclosure to the offerees, and (v) there was no general solicitation and no commission or remuneration was paid in connection with the offers.

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

BARFRESH FOOD GROUP INC.

Date: August 14, 2026	By:	/s/ Riccardo Delle Coste
Riccardo Delle Coste
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Lisa Roger
Chief Financial Officer
(Principal Financial Officer)

